Form 10QSB
period 1998-03-31
FRONTLINE COMMUNICATION CORP
filed 1998-06-29
CIK 1040850

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                        Commission file number 000-24223
                          -----------------------------

                      Frontline Communications Corporation
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                              13-3950283
         --------                                              ----------
(State or other jurisdiction of                             (I.R.S. Employer)
 Incorporation or organization)                           Identification number)

One Blue Hill Plaza
PO Box 1548
Pearl River, New York                                           10965
---------------------------------------                         -----
(Address of principal executive offices)                      (ZIP Code)

                 Issuer's telephone number, including area code:
                                 (914) 623-8553
                          -----------------------------

      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                               YES __X__ NO _____


      Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:

   Common stock $0.01 par value                      3,016,480 shares
   ----------------------------                      ----------------
            Class                               Outstanding at June 25,1998



--------------------------------------------------------------------------------

                      Frontline Communications Corporation

                                      Index


Part I.           Financial Information                              Page Number
-------           ---------------------                              -----------

            Item 1
             Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . .   2
             Statement of Operations (Unaudited) . . . . . . . . . . . . . .   3
             Statement of Cash Flows (Unaudited) . . . . . . . . . . . . . .   4
             Notes to Financial Statements . . . . . . . . . . . . . . . . .   5

            Item 2
             Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . . . .  7


Part II.          Other Information
--------          -----------------

            Item 1
             Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .   9

            Item 2
             Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . . .   9

            Item 6
             Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .   9



Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
----------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      Frontline Communications Corporation
                                  Balance Sheet

--------------------------------------------------------------------------------


                                                                                   March 31,            December 31,
                                                                                     1998                   1997
                                                                                   ---------            ------------
                                                                                 (Unaudited)


Assets
Current:
     Cash and Cash Equivalents                                                   $      --              $    39,725
     Accounts receivables, less allowance for doubtful accounts of
     $16,271 in 1998, $16,666 in 1997                                                 19,288                 10,404
     Prepaid expenses and other                                                        4,421                  8,527
     Deferred registration costs                                                     366,071                231,071
                                                                                 -----------            -----------
         Total current assets                                                        389,780                289,727
     Equipment, net                                                                  170,704                178,506
     Deposits                                                                         17,967                 17,967
                                                                                 -----------            -----------
                                                                                     578,451                486,200
                                                                                 ===========            ===========

Liabilities and Stockholders' Deficit
Current:
     Notes payable                                                                   392,238                329,537
     Accounts payable and accrued expenses                                           480,635                359,174
     Deferred revenue                                                                 34,994                 24,385
                                                                                 -----------            -----------
         Total current liabilities                                                   907,867                713,096
Notes payable-long term portion                                                      225,494                218,052
                                                                                 -----------            -----------
         Total liabilities                                                         1,133,361                931,148
                                                                                 -----------            -----------
Commitment and contingencies

Stockholders' deficit:
Preferred stock, $.01 par value, 1,000,000 authorized, 0 issued and
outstanding                                                                             --                     --
Common stock, $0.01 par value, 10,000,000 shares authorized, 1,408,000
issued and outstanding                                                                14,080                 14,080
Additional paid-in capital                                                         1,646,520              1,646,520
Accumulated deficit                                                               (2,210,510)            (2,099,548)
Stock subscriptions receivable                                                        (5,000)                (6,000)
                                                                                 -----------            -----------
     Total Stockholders' deficit                                                    (554,910)              (444,948)
                                                                                                        -----------
                                                                                 ===========            ===========
                                                                                 $   578,451            $   486,200
                                                                                 ===========            ===========



See accompanying notes to financial statements.                           Page 2

                      Frontline Communications Corporation
                            Statements of Operations


--------------------------------------------------------------------------------

                                                                 Three month period
                                                                   ended March 31,
                                                         ----------------------------------
                                                                     (Unaudited)

                                                             1998                  1997
                                                         -----------            -----------
Revenues                                                 $   122,060            $    58,446
Cost of revenues                                              96,744                 43,404
                                                         -----------            -----------
         Gross Profit                                         25,316                 15,042
Operating expenses:
     Selling, general and administrative                     119,371                 38,469
                                                         -----------            -----------
     Non-Cash Compensation Charge                               --                1,257,000
Loss from operations                                         (94,055)            (1,281,216)
Other income (expense):
Interest expense                                             (16,907)                (1,333)
Other income                                                    --                      544
                                                         -----------            -----------
Net Loss                                                    (110,962)            (1,281,216)
                                                         ===========            ===========

Loss per share of common stock                           $      (.09)           $     (1.05)
                                                         ===========            ===========

Weighted average number of shares outstanding:           $ 1,218,000            $ 1,218,000
                                                         ===========            ===========


See accompanying notes to financial statements.

                      Frontline Communications Corporation
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents

--------------------------------------------------------------------------------

                                                                                           Three month period
                                                                                             Ended March 31,
                                                                                     -----------------------------------
                                                                                               (Unaudited)
                                                                                          1998                   1997
                                                                                      -----------            -----------
Cash flow from operating activities:
     Net loss                                                                         $  (110,962)           $(1,281,216)
     Adjustments to reconcile net income (loss) to net cash provided (used)
       by operating activities:
         Depreciation and amortization                                                     22,816                  5,859
         Allowance for doubtful accounts                                                     (395)                  --
         Officer salary contributed to
            Capital                                                                          --                    1,500
         Stock options issued for services                                                   --                    8,000
         Non-cash Compensation Charge                                                        --                1,257,000
         Changes in assets and liabilities:
            Accounts receivable                                                            (8,489)                (3,021)
            Prepaid expenses and other                                                      4,106                  3,048
            Other Assets                                                                     --                     --
            Accounts payable and accrued expenses                                         121,461                 16,898
            Interest due on stockholders loans                                              7,446                   --
            Deferred revenue                                                               10,609                   --
                                                                                      -----------            -----------
         Net Cash provided by operating activities                                         46,592                  8,068
                                                                                      -----------            -----------

Cash flows from investing activities:
      Acquisitions of equipment                                                           (12,014)               (13,572)
                                                                                      -----------            -----------
           Net Cash used by investing activities                                          (12,014)               (13,572)

Cash flows from financing activities
     Deferred registration costs                                                         (135,000)                  --
     Proceeds from bank note payable                                                       65,000                   --
     Proceeds from stockholder loans                                                         --                    7,489
     Collections from subscriptions receivable                                              1,000                   --
     Repayments of stockholders loans                                                      (5,303)                  --
     Proceeds from sale of common stock                                                      --                     --
                                                                                      -----------            -----------
         Net Cash provided (used) by financing activities                                 (74,303)                 7,489
                                                                                      -----------            -----------
Net increase (decrease) in cash and cash equivalents                                      (39,725)                 1,985
Cash, beginning of period                                                                  39,725                  2,303
                                                                                      -----------            -----------
Cash, end of period                                                                   $      --                    4,288
                                                                                      ===========            ===========

See accompanying notes to financial statements
                                                                          Page 4

                      Frontline Communications Corporation
                          Notes to Financial Statements
                                 March 31, 1998

1.   Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruels, considered necessary for a fair presentation of the results for interim periods. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998. For further information refer to be consolidated financial statements and footnotes thereto contained in the Frontline Communications Corporation Registration Statement on Form SB-2 for the year ended December 31, 1997.

2.  Summary of Significant Accounting Policies

   Business

      Frontline Communications Corporation ("Frontline" or the "Company") is an internet service provider that provides subscribers with direct access to a wide range of internet applications and resources including electronic mail, World Wide Web sites and regional and local information and data services.

   Reorganization

      The financial statements include the accounts of Hobbes & Co., LLC ("Hobbes"), INET Communications Company, LLC ("INET") and Sara Girl & Co., LLC ("Sara Girl"), (collectively the "Predecessor Companies") and Frontline Communications Corporation. As described more fully in Note 2, on May 30, 1997, Frontline acquired the net assets of the Predecessor Companies. For accounting purposes, the business combination has been accounted for as if the acquirer is Hobbes. With respect to the acquisition of INET, the acquisition has been accounted for as a combination of entities under common control in a manner similar to a pooling of interests and reflects the combined financial position, operating results and cash flows of Hobbes and INET as if they had been combined for all periods presented. With respect to Sara Girl and Frontline, the business combination has been accounted for using purchase accounting, which resulted in the recording of a special non-cash charge of $1,230,000. This charge represents the estimated fair market value of the Company's 820,000 shares of common stock issued to certain founding shareholders in February 1997 for current and future services. The Predecessor Companies were dissolved and Frontline is the continuing legal entity. Intercompany accounts and transactions have been eliminated.

3.  Reorganization

      On May 30, 1997, the Predecessor Companies were acquired by the Company by issuing three notes aggregating $325,000 (excluding $47,137 of certain advances) (See Note 5) for all the membership interest in the Predecessor Companies (the "Reorganization"). For accounting purposes Hobbes has been considered to be the acquirer. As a result, the business combination of Hobbes and INET has been accounted for as a combination of entities under common control in a manner similar to a pooling of interests. The business combination with Sara Girl and Frontline have been accounted for as purchases. The net assets and operations of Sara Girl and Frontline are not material to the Company's financial statements. Notes payable to the members of the Predecessor Companies are accounted for as distributions in the accompanying statement of stockholders' equity.

                      Frontline Communications Corporation
                          Notes to Financial Statements

                                 March 31, 1998

4.  Litigation

         In June 1997, Michael Char, a former officer and director of the Company, had disagreements with other members of management with respect to various business matters.

         In March 1998, the Company settled all disputes with Mr. Char (the "Char Settlement"). In addition to payment of $65,000 in March,1998, the Company made a payment to Mr. Char in the amount of $435,000 from the proceeds of the initial public offering in exchange for all debts, notes and claims of Mr. Char, which aggregated $240,000, and the balance of which was charged against equity for the 231,520 shares owned by Mr. Char. Mr. Char will retain 24,480 shares, subject to a lock-up agreement with the underwriter.

5.  Subsequent Events

         In May 1998, the Company consummated a public offering of 1,840,000 shares of common stock at $4.00 per share, and 1,840,000 common stock purchase warrants for $.10 per warrant, each excercisable at $4.80 per underlying common share. Net proceeds to the Company after underwriter discounts and expenses were $6,414,200.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The statements contained herein which are not historical facts are forward looking statements that involve risks and uncertainties, including but not limited to, changes in market conditions, regulatory and economic factors, increased competition, the nature of supplier and customer arrangements which become available to the company in the future, technological obsolescence, and unexpected technological advances. The company's actual results may differ materially from the results discussed in any forward looking statements.

Results of Operations

         The Company commenced operations in late 1995 and established four points of presence ("POPs") during 1996 and an additional six POPs in 1997. Revenues for the three months ended March 31, 1998 were $122,060, compared to $58,446 for the prior comparable period. At March 31, 1998 and March 31, 1997, the Company had ten and four POPs, respectively. The Company had approximately 1,650 and 700 subscribers, respectively, at March 31, 1998 and 1997.

         Cost of revenues for the three months ended March 1997 was $43,404, or approximately 74.3% of revenues. Cost of revenues for the three months ended March 1998 was $96,744, or approximately 79.3% of revenues.

         Operating expenses for the three months ended March 1997 were $1,295,469, including a non-cash charge of $1,257,000, and advertising and payroll of approximately $16,400. The non-cash charge consisted of (i) $1,230,000 incurred in connection with the issuance of 820,000 shares of common stock (valued at $1.50 per share) to employees of the Company in February, 1997; and (ii) $27,000 incurred in connection with the issuance of options to purchase 56,000 shares (valued at $.48 per share) to consultants. Operating expenses for the three months ended March 1998 were $119,371, including advertising and payroll expenses of $62,205. The increase in operating expenses were (without giving effect to the non-cash charge) was attributable to payroll, rent and professional fees. Payroll increases directly related to volume increases in revenues. Rent increases were attributable to the addition of new POPs and the establishment of larger administrative space. Management anticipates future increases in operating expenses for advertising, rent, payroll, depreciation and professional fees.

         Interest expense for the three months ended March 31, 1998 was $16,907 or 13.9% of revenues, as compared to $1,333, or 2.3% of revenues for the prior period. Interest expense relates primarily to financing the purchase of computer hardware for the year.

         For the three months ended March 31, 1997 and 1998, the Company incurred net losses of $1,281,216 and $110,962, respectively.

Liquidity and Capital Resources

         The Company's primary capital requirements have been and will continue to be to fund the purchase and installation of network equipment at its POPs, as well as for working capital, including the salaries of executive and other personnel. To date, the Company has financed its capital requirements through the issuance of debt and equity securities. At March 31, 1998, the Company had a working capital deficit of $518,087. In May 1998, the Company received net proceeds of $6,414,200 pursuant to a public offering of its securities.

         In May 1997, the Company consummated a private placement pursuant to which it issued 200,000 shares of Common Stock and received proceeds of $400,000. The proceeds were used primarily for the purchase of network equipment, salaries and expenses in connection with this offering.

         In May 1997, the Company effected the Reorganization, pursuant to which it issued promissory notes in the amounts of $141,800, $163,537 and $66,800, respectively, to Messrs. Feinberg, Char and Cole-Hatchard. Included in such indebtedness is $21,737 and $35,000, respectively, of advances made to the Company by Messrs. Char and Cole-Hatchard to establish additional POPs. The promissory notes were issued to Messrs. Feinberg, Char and Cole-Hatchard in partial consideration of their effort in founding the Predecessor Companies.

         In March 1998, the Company entered into a settlement agreement with Mr. Char pursuant to which Mr. Char discontinued a lawsuit and released the Company from all claims (including for monies owed) in consideration of (i) an up-front payment of $65,000 and (ii) a payment of $435,000 in May, 1998, to satisfy an aggregate of $240,000 of existing obligations due to Mr. Char (including $15,000 of legal fees), which will be expensed in the quarter ending June 30, 1998, and
(iii) the repurchase of 231,520 shares from Mr. Char for $260,000, which will be recorded as a charge to stockholders' equity. The Company also repaid $20,000 of indebtedness to each of Messrs. Cole-Hatchard and Feinberg in May, 1997. The balance of the indebtedness owed to Messrs. Cole-Hatchard and Feinberg bears interest at the rate of 8% per annum and is repayable at such time as the Company achieves $1.9 million in pre-tax earnings, but in no event sooner than May, 2000.

         In August 1997, the Company borrowed $60,000 from Mr. Cole-Hatchard bearing interest at the rate of 9.25% per annum. The Company repaid $30,000 of such indebtedness in December 1997. The balance was repaid in May, 1998, directly to Mr. Cole-Hatchard's lender, Provident Savings Bank.

         In December 1997, the Company consummated a private placement pursuant to which it issued (i) $150,000 principal amount of promissory notes and (ii) warrants to purchase 300,000 shares of Common Stock at an exercise price of $5.00 per share. The notes bear interest at the rate of 9% per annum and were repaid in May, 1998.

         In March 1998, the Company borrowed a total of $65,000 from Provident Savings Bank. The loan bears interest at the rate of 9% per annum and was repaid in May 1998.

         The capital requirements relating to implementation of the Company's business plan will be significant. During the next twelve months, the Company intends to purchase computer equipment to establish additional POPs and upgrade its existing POPs, and hire additional technical and support personnel. Other than as described above, the Company has no material commitments for capital expenditures.

         Based on currently proposed plans and assumptions relating to the implementation of its business plans (including the timetable of, and costs associated with, establishing additional POPs), the Company believes that its cash resources will be sufficient to satisfy its contemplated requirements for the reasonably foreseeable future. There can be no assurance that the Company's cash resources will be sufficient to permit the Company to implement its proposed business plan or that any assumptions relating to the implementation of such plan will prove to be accurate. To the extent that the proceeds of the offering are not sufficient to enable the Company to generate meaningful revenues or achieve profitable operations, the inability to obtain additional financing will have a material adverse effect on the Company. There can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all.

Year 2000

         The Company utilizes software and related technologies throughout its business that will be affected by the date change in year 2000. System modifications or replacements are underway or planned which should make all significant computer systems at the Company compliant with the year 2000 requirement. Anticipated spending for these modifications will be expensed as incurred and are not expected to have a material impact on the Company's ongoing results of operations.

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings

         In March 1998, the Company entered into the Char Settlement. In May 1998, the Company paid $435,000 to Mr. Char to retire indebtedness and repurchase 231,520 shares of common stock (the "Stock Repurchase").


Item 2. Use of Proceeds

         In May, 1998, the Company consummated an initial public offering of 1,840,000 shares of common stock and warrants to purchase 1,840,000 shares of common stock (including 240,000 shares and 240,000 warrants issued pursuant to the exercise of an over-allotment option) and received net proceeds of $6,414,200, after payment of underwriting discounts and commissions, fees, and offering expenses of $1,129,800. Since May 19, 1988, (the date of the closing of the initial public offering) through June 5, 1998, the Company used $11,325 of the net proceeds for marketing and advertising; $273,663 for working capital; $260,000 for the Stock Repurchase; and $482,444 for the repayment of indebtedness (including $185,848 to affiliates).


Item 6. Exhibits and Reports on Form 8-K

         a.       Exhibit 27

         b.       No reports on form 8-K were filed

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

                  FRONTLINE COMMUNICATIONS CORPORATION



                  By:                                June 26, 1998
                  ------------------------------------------------
                             Stephen J. Cole-Hatchard,       Date
                             Chairman, President and CEO



                  By:                                June 26, 1998
                  ------------------------------------------------
                             Nicko Feinberg                   Date
                             Director, Vice President and
                             CIO



                  By:                               June 26, 1998
                  ------------------------------------------------
                             Michael Olbermann                Date
                             Director, Vice President and COO