Form 10QSB
period 1998-06-30
FRONTLINE COMMUNICATION CORP
filed 1998-08-19
CIK 1040850

________________________________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                        Commission file number 000-24223
                        --------------------------------

                      Frontline Communications Corporation
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                            13-3950283
(State or other jurisdiction of                           (I.R.S. Employer)
 Incorporation or organization)                         Identification number)

One Blue Hill Plaza
PO Box 1548
Pearl River, New York                                           10965
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

                                   YES X NO __

      Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:

         Common stock $0.01 par value                  3,016,480 shares
         ----------------------------                  ----------------
                  Class                          Outstanding at August 10,1998

________________________________________________________________________________

                      Frontline Communications Corporation

                                      Index


Part I.    Financial Information                                 Page Number
-------    ---------------------                                 -----------
           Item 1
                Balance Sheets....................................     2
                Statements of Operations (Unaudited)..............     3
                Statements of Cash Flows (Unaudited)..............     4
                Notes to Financial Statements ....................     5

           Item 2
                Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ...........     7


Part II.   Other Information
--------   -----------------
           Item 1
                Legal Proceedings.................................     9

           Item 2
                Use of Proceeds ..................................     9

           Item 6
                Exhibits and Reports on Form 8-K .................     9



Signatures .......................................................    10
----------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                      Frontline Communications Corporation
                                 Balance Sheets
________________________________________________________________________________

                                                                                         June 30,              December 31,
                                                                                             1998                      1997
                                                                                      -----------              ------------
                                                                                      (Unaudited)
Assets
Current:
     Cash and cash equivalents                                                        $ 4,793,944                $   39,725
     Accounts receivables, less allowance for doubtful accounts of
     $20,199 and, $16,666 in respectively                                                  17,590                    10,404
     Prepaid expenses and other current assets                                             26,615                     8,527
     Deferred registration costs                                                              ---                   231,071
                                                                                      -----------                ----------
         Total current assets                                                           4,838,149                   289,727
       Equipment, net                                                                     235,608                   178,506
                                                                                           17,967
       Deposits                                                                                                      17,967
                                                                                      -----------                ----------
       Total assets                                                                   $ 5,091,724                $  486,200
                                                                                      ===========                ==========
Liabilities and Stockholders' Equity
Current:
     Notes payable                                                                    $        --                $  329,537
     Accounts payable and accrued expenses                                                124,334                   359,174
     Deferred revenue                                                                      34,495                    24,385
                                                                                      -----------                ----------
         Total current liabilities                                                        158,829                   713,096
Notes payable-long term portion                                                           168,600                   218,052
                                                                                      -----------                ----------
         Total liabilities                                                                327,429                   931,148
                                                                                      -----------                ----------
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 authorized, 0 issued and
outstanding                                                                                   ---                       ---
Common stock, $0.01 par value, 10,000,000 shares authorized, 3,016,480
issued and outstanding                                                                     32,480                    14,080
Common stock purchase warrants, 2,320,000 issued and outstanding                          184,420
Treasury Stock, 231,520 shares, at cost
                                                                                         (260,000)
Additional paid-in capital                                                              7,514,546                 1,646,520
Accumulated deficit                                                                    (2,702,651)               (2,099,548)
Stock subscriptions receivable                                                             (4,500)                   (6,000)
                                                                                      -----------                ----------
     Total Stockholders' equity (deficit)                                               4,764,295                  (444,948)
                                                                                      -----------                ----------
                                                                                      $ 5,091,724                $  486,200
                                                                                      ===========                ==========

See accompanying notes to financial statements.                           Page 2

                      Frontline Communications Corporation
                             Statement of Operations
________________________________________________________________________________

                                                                                        Three month period
                                                                                          ended June 30,
                                                                                        ------------------
                                                                                            (Unaudited)

                                                                                      -----------                  ---------
                                                                                           1998                       1997
Revenues                                                                              $   124,113                 $   72,708
Cost of revenues                                                                          126,620                     49,924
                                                                                      -----------                 ----------
         Gross Profit                                                                      (2,507)                    22,784

Operating expenses:
     Selling, general and administrative                                                  237,305                    284,971
                                                                                      -----------                 ----------
Loss from operations                                                                     (239,812)                  (262,187)
Other income (expense):
Interest expense                                                                           (7,113)                    (2,454)
Other income                                                                              (18,897)                    (1,041)
                                                                                      -----------                 ----------
Net Loss                                                                                 (265,822)                  (265,682)
                                                                                      -----------                 ----------
Loss per share of common stock                                                        $      (.12)                $    (0.15)
                                                                                      -----------                 ----------
Weighted average number of shares outstanding:                                          2,212,240                  1,816,000
                                                                                      ===========                 ==========


Page 3                           See accompanying notes to financial statements.

                      Frontline Communications Corporation
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
________________________________________________________________________________

                                                                                              Six month period
                                                                                               Ended June 30,
                                                                                              -----------------
                                                                                                   (Unaudited)
                                                                                           1998                        1997
                                                                                        ----------                  ---------
Cash flow from operating activities:
Net loss                                                                                $ (372,032)                 $(289,898)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
         Depreciation and amortization                                                      35,737                     14,446
         Allowance for doubtful accounts                                                     3,533                        ---
         Officer salary contributed to capital                                                 ---                      3,000
         Stock options issued for services                                                     ---                      8,000
         Non-cash Compensation Charge                                                          ---                    205,000
         Changes in assets and liabilities:
            Accounts receivable                                                            (10,719)                   (10,261)
            Prepaid expenses and other                                                     (18,088)                    (7,636)
            Other Assets                                                                       ---                    (16,354)
            Accounts payable and accrued expenses                                         (234,840)                    82,078
            Deferred revenue                                                                10,110                        ---
                                                                                        ----------                  ---------
Net Cash provided by operating activities                                                 (586,299)                   (11,625)

Cash flows from investing activities:
      Acquisitions of equipment                                                            (92,839)                  (114,922)
                                                                                        ----------                  ---------
         Net Cash used by investing activities                                             (92,839)                  (114,922)

Cash flows from financing activities
     Deferred registration costs                                                               ---                    (63,000)
     Proceeds from bank note payable                                                           ---                        ---
     Proceeds from stockholder loans                                                           ---                     20,000
     Collections from subscriptions receivable                                               1,500                        ---
     Repayments of stockholder and bank loans                                             (402,989)                   (15,266)
     Purchase of Treasury Stock                                                           (260,000)                       ---
     Proceeds from sale of common stock and warrants                                     6,094,846                    400,000
                                                                                        ----------                  ---------
         Net Cash provided (used) by financing activities                                5,433,357                    341,734
                                                                                        ----------                  ---------
Net increase (decrease) in cash and cash equivalents                                     4,754,219                    215,187

Cash, beginning of period                                                                   39,725                      2,303
                                                                                        ----------                  ---------
Cash, end of period                                                                     $4,793,944                    217,490
                                                                                        ==========                  =========


See accompanying notes to financial statements.                           Page 4

                      Frontline Communications Corporation
                          Notes to Financial Statements
                                  June 30, 1998

1.  Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for interim periods. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998. For further information refer to the financial statements and footnotes thereto contained in the Frontline Communications Corporation Registration Statement on Form SB-2.


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

                      Frontline Communications Corporation
                          Notes to Financial Statements

                                  June 30, 1998

3.  Reorganization

         On May 30, 1997, the Predecessor Companies were acquired by the Company by issuing three notes aggregating $325,000 (excluding $47,137 of certain advances) (See Note 5) for all the membership interest in the Predecessor Companies (the "Reorganization"). For accounting purposes Hobbes has been considered to be the acquirer. As a result, the business combination of Hobbes and INET has been accounted for as a combination of entities under common control in a manner similar to a pooling of interests. The business combination with Sara Girl and Frontline have been accounted for as purchases. The net assets and operations of Sara Girl and Frontline are not material to the Company's financial statements, and notes payable to the members of the Predecessor Companies were accounted for as distributions.


4.  Litigation

         In June 1997, Michael Char, a former officer and director of the Company, had disagreements with other members of management with respect to various business matters.

         In March 1998, the Company settled all disputes with Mr. Char (the "Char Settlement"). In addition to payment of $65,000 in March,1998, the Company made a payment to Mr. Char in the amount of $435,000 from the proceeds of the initial public offering in exchange for all debts, notes and claims of Mr. Char, which aggregated $240,000. The balance of $260,000 was charged against equity for the repurchase of 231,520 shares owned by Mr. Char. Mr. Char will retain 24,480 shares, subject to a lock-up agreement with the underwriter.


5.  Public Offering

         In May 1998, the Company consummated a public offering of 1,840,000 shares of common stock at $4.00 per share, and 1,840,000 common stock purchase warrants for $.10 per warrant, each excercisable at $4.80 per underlying common share. Net proceeds to the Company after underwriter discounts and expenses were $6,414,200.


6.  Subsequent Events


         In July, 1998, the Company executed non-binding letters of intent to acquire Lanline Communications, Inc., an Internet Service Provider located in White Plains, New York; WOWFactor, Inc., an Electronic Internet Commerce Company and Internet Service Provider located in Montclair, New Jersey; and Animal Town, Inc., a children's game and toy distributor located in Santa Rosa, California. The proposed acquisitions are subject to certain conditions, including satisfactory completion of due diligence. The Company is currently engaged in due diligence investigations and negotiations of binding agreements for these proposed transactions. There can be no assurance that these transactions can be consumated.

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

Results of Operations

         The Company commenced operations in late 1995 and established four points of presence ("POPs") during 1996 and an additional six POPs in 1997. Revenues for the three months ended June 30, 1998 were $124,113, compared to $72,708 for the prior comparable period. At June 30, 1998 and June 30, 1997, the Company had ten and four POPs, respectively. The Company had approximately 1,800 and 750 subscribers, respectively, at June 30, 1998 and 1997.

         Cost of revenues for the three months ended June 30, 1998 was $126,620, or approximately 102% of revenues. Cost of revenues for the three months ended June 30, 1997 was $49,924, or approximately 69% of revenues.

         Operating expenses for the three months ended June 30, 1998 were $237,305, including $167,773 in payroll expenses. Operating expenses for the three months ended June 30, 1997 were $284,971, including a non-cash, non-recurring charge of $205,000, and payroll expenses of $31,378. The increase in operating expenses was attributable to payroll, rent and professional fees. Payroll increases were directly related to volume increases in revenues. Rent increases were attributable to the addition of new POPs and the establishment of larger administrative space. Management anticipates future increases in operating expenses for advertising, rent, payroll, depreciation and professional fees.

         Interest expense for the three months ended June 30, 1998 was $7,113 or 6% of revenues, as compared to $2,454, or 3% of revenues for the prior period. Interest expense relates primarily to financing the purchase of computer hardware and related equipment.

         For the three months ended June 30, 1998 and 1997, the Company incurred net losses of $228,028 and $265,682, respectively.

Liquidity and Capital Resources

         The Company's primary capital requirements have been and will continue to be to fund the purchase and installation of network equipment at its POPs, to lease space for consolidated POPs, to engage in strategic acquisitions, and for working capital, including the salaries of executive and other personnel. To date, the Company has financed its capital requirements through the issuance of debt and equity securities. At June 30, 1998, the Company had working capital of $4,679,320.

         In May 1997, the Company consummated a private placement pursuant to which it issued 200,000 shares of Common Stock and received proceeds of $400,000. The proceeds were used primarily for the purchase of network equipment, salaries and expenses in connection with the public offering.

         In May 1997, the Company effected the reorganization, pursuant to which it issued promissory notes in the amounts of $141,800, $66,800, and $163,537 respectively, to Messrs. Feinberg and Cole-Hatchard, officers and Directors of the Company, and Mr. Char, a former officer and Director. Included in such indebtedness is $21,737 and $35,000, respectively, of advances made to the Company by Messrs. Char and Cole-Hatchard to establish additional POPs. The promissory notes were issued to Messrs. Feinberg, Char and Cole-Hatchard in partial consideration of their effort in founding the Predecessor Companies.

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

         In March 1998, the Company entered into a settlement agreement with Mr. Char pursuant to which Mr. Char discontinued a lawsuit and released the Company from all claims (including for monies owed) in consideration of (i) an up-front payment of $65,000 and (ii) a payment of $435,000 in May, 1998, to satisfy an aggregate of $240,000 of existing obligations due to Mr. Char (including $15,000 of legal fees), which has been expensed in the quarter ending June 30, 1998, and
(iii) the repurchase of 231,520 shares from Mr. Char for $260,000, which has been recorded as a charge to stockholders' equity. The Company also repaid $20,000 of indebtedness to each of Messrs. Cole-Hatchard and Feinberg in May, 1998. The balance of the indebtedness owed to Messrs. Cole-Hatchard and Feinberg bears interest at the rate of 8% per annum and is repayable at such time as the Company achieves $1.9 million in pre-tax earnings, but in no event sooner than May, 2000.

         In March 1998, the Company borrowed a total of $65,000 from Provident Savings Bank. The loan bears interest at the rate of 9% per annum and was repaid in May 1998.

         In May, 1998, the Company received net proceeds of $6,414,200 pursuant to a public offering of its securities.

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


Item 2.  Use of Proceeds

         In May, 1998, the Company consummated an initial public offering of 1,840,000 shares of common stock and warrants to purchase 1,840,000 shares of common stock (including 240,000 shares and 240,000 warrants issued pursuant to the exercise of an over-allotment option) and received net proceeds of $6,414,200, after payment of underwriting discounts and commissions, fees, and offering expenses of $1,129,800. Since May 19, 1998, (the date of the closing of the initial public offering) through July 13, 1998, the company used $62,869 of the net proceeds for marketing and advertising; $407,813 for working capital; $260,000 for the stock re-purchase; and $482,444 for the repayment of indebtedness (including $185,848 to affiliates).


Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibit 27

         b.       No reports on form 8-K were filed

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

                           FRONTLINE COMMUNICATIONS CORPORATION


                           By:  /S/  Stephen J. Cole-Hatchard    August 14, 1998
                           -----------------------------------------------------
                                     Stephen J. Cole-Hatchard,       Date
                                     Chairman, President and CEO