Form 10QSB/A
period 1998-06-30
FRONTLINE COMMUNICATION CORP
filed 1998-10-26
CIK 1040850

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB/A

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

                      Frontline Communications Corporation
                          -----------------------------
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

                                   YES X NO
                                      ---  ---

      Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:

 Common stock $0.01 par value                            3,016,480 shares
          Class                                   Outstanding at August 10,1998



--------------------------------------------------------------------------------

                      Frontline Communications Corporation

                                      Index


Part I.    Financial Information                                    Page Number

                Item 1
                         Balance Sheets. . . . . . . . . . . . . . . . . . .   2
                         Statements of Operations (Unaudited). . . . . . . .   3
                         Statements of Cash Flows (Unaudited). . . . . . . .   4
                         Notes to Financial Statements . . . . . . . . . . .   5

                Item 2
                         Management's Discussion and Analysis of Financial
                               Condition and Results of Operations . . . . .   7


Part II.   Other Information

                Item 1
                         Legal Proceedings. . . . . . . . . . . . . . . . . .  9

                Item 2
                         Use of Proceeds. . . . . . . . . . . . . . . . . . .  9

                Item 6
                         Exhibits and Reports on Form 8-K . . . . . . . . . .  9



Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      Frontline Communications Corporation
                                 Balance Sheets


--------------------------------------------------------------------------------


                                                                           June 30,     December 31,
                                                                             1998          1997
                                                                         -----------    -----------
                                                                         (Unaudited)


Assets
Current:
       Cash and cash equivalents                                         $ 4,793,944    $    39,725
     Accounts receivables, less allowance for doubtful accounts of
     $20,199 and, $16,666 in respectively                                     17,590         10,404
     Prepaid expenses and other current assets                                26,615          8,527
     Deferred registration costs                                                --          231,071
                                                                         -----------    -----------
         Total current assets                                              4,838,149        289,727
       Equipment, net                                                        235,608        178,506
       Deposits                                                               17,967         17,967
                                                                         -----------    -----------
       Total assets                                                      $ 5,091,724    $   486,200
                                                                         ===========    ===========

Liabilities and Stockholders' Equity
Current:
     Notes payable                                                       $      --      $   329,537
     Accounts payable and accrued expenses                                   124,334        359,174
     Deferred revenue                                                         34,495         24,385
                                                                         -----------    -----------
         Total current liabilities                                           158,829        713,096
Notes payable-long term portion                                              168,600        218,052
                                                                         -----------    -----------
         Total liabilities                                                   327,429        931,148
                                                                         -----------    -----------


Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 authorized, 0 issued and
outstanding                                                                     --             --
Common stock, $0.01 par value, 10,000,000 shares authorized, 3,016,480
issued and outstanding                                                        32,480         14,080
Common stock purchase warrants, 2,320,000 issued and outstanding             184,420
Treasury Stock, 231,520 shares, at cost                                     (264,113)
Additional paid-in capital                                                 7,254,546      1,646,520
Accumulated deficit                                                       (2,438,537)    (2,099,548)
Stock subscriptions receivable                                                (4,500)        (6,000)
                                                                         -----------    -----------
     Total Stockholders' equity (deficit)                                  4,764,295       (444,948)
                                                                         -----------    -----------
                                                                         $ 5,091,724    $   486,200
                                                                         ===========    ===========

See accompanying notes to financial statements.                           Page 2

                      Frontline Communications Corporation
                             Statement of Operations


--------------------------------------------------------------------------------




                                                        For the quarter
                                                        ended June 30,
                                                         (Unaudited)

                                                        1998           1997
                                                 -----------    -----------

Revenues                                         $   124,113    $    72,708
Cost of revenues                                     126,620         49,924
                                                 -----------    -----------
         Gross Profit                                 (2,507)        22,784

Operating expenses:
     Selling, general and administrative             237,305        284,971
                                                 -----------    -----------
Loss from operations                                (239,812)      (262,187)
Other income (expense):

Interest expense                                      (7,113)        (2,454)

Other income                                         (18,897)        (1,041)

                                                 -----------    -----------
Net Loss                                            (265,822)      (265,682)
                                                 ===========    ===========

Loss per share of common stock                   $      (.12)   $     (0.15)
                                                 ===========    ===========

Weighted average number of shares outstanding:     2,212,240      1,816,000
                                                 ===========    ===========
















Page 3                           See accompanying notes to financial statements.

                      Frontline Communications Corporation
                             Statement of Operations


--------------------------------------------------------------------------------





                                                      For the six months
                                                        ended June 30,
                                                         (Unaudited)

                                                        1998           1997
                                                 -----------    -----------


Revenues                                         $   246,173    $   131,154
Cost of revenues                                     223,364         86,348
                                                 -----------    -----------
         Gross Profit                                 22,809         44,806

Operating expenses:
     Selling, general and administrative             356,676        327,420
                                                 -----------    -----------
Loss from operations                                (333,867)      (282,614)
Other income (expense):
Interest expense                                     (24,174)        (7,237)

Other income                                          19,051            (47)
                                                 -----------    -----------
Net Loss                                            (338,990)      (289,898)
                                                 ===========    ===========

Loss per share of common stock                   $      (.15)   $     (0.16)
                                                 ===========    ===========

Weighted average number of shares outstanding:     2,212,240      1,816,000
                                                 ===========    ===========

                      Frontline Communications Corporation
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents



--------------------------------------------------------------------------------------
                                                                   Six month period
                                                                    Ended June 30,
                                                                     (Unaudited)
                                                                1998           1997
                                                            -----------    -----------
Cash flow from operating activities:

Net loss                                                    $  (338,990)   $  (289,898)
Adjustments to reconcile net income loss) to net cash
  provided (used) by operating activities:
         Depreciation and amortization                           33,534         14,446
         Allowance for doubtful accounts                          3,533           --
         Officer salary contributed to capital                     --            3,000
         Stock options issued for services                         --            8,000
         Non-cash Compensation Charge                              --          205,000
         Changes in assets and liabilities:
            Accounts receivable                                 (10,719)       (10,261)
            Prepaid expenses and other                          (18,088)        (7,636)
            Other Assets                                           --          (16,354)
            Accounts payable and accrued expenses              (234,840)        82,078
            Deferred revenue                                     10,110           --
                                                            -----------    -----------
Net Cash provided by operating activities                      (555,460)       (11,625)

Cash flows from investing activities:
      Acquisitions of equipment                                 (90,636)      (114,922)
                                                            -----------    -----------
           Net Cash used by investing activities                (90,636)      (114,922)
                                                                           -----------
Cash flows from financing activities
     Deferred registration costs                                231,071        (63,000)
     Proceeds from bank note payable                               --             --
     Proceeds from stockholder loans                               --           20,000
     Collections from subscriptions receivable                    1,500           --
     Repayments of stockholder and bank loans                  (378,989)       (15,266)
     Purchase of Treasury Stock                                (264,113)          --
     Proceeds from sale of common stock and warrants          5,810,846        400,000
                                                            -----------    -----------
         Net Cash provided (used) by financing activities     5,400,315        341,734

                                                            -----------    -----------
Net increase (decrease) in cash and cash equivalents          4,754,219        215,187

Cash, beginning of period                                        39,725          2,303
                                                            -----------    -----------
Cash, end of period                                         $ 4,793,944        217,490
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

Results of Operations

         The Company commenced operations in late 1995 and established four points of presence ("POPs") during 1996 and an additional six POPs in 1997. Revenues for the six months ended June 30, 1998 were $246,173, compared to $131,154 for the prior comparable period. At June 30, 1998 and June 30, 1997, the Company had ten and four POPs, respectively. The Company had approximately 1,800 and 750 subscribers, respectively, at June 30, 1998 and 1997.

         Cost of revenues for the six months ended June 30, 1998 was $223,364, or approximately 90% of revenues. Cost of revenues for the six months ended June 30, 1997 was $86,348, or approximately 66% of revenues.

         Operating expenses for the six months ended June 30, 1998 were $356,676, including $185,429 in payroll expenses. Operating expenses for the six months ended June 30, 1997 were $327,420, including a non-cash, non-recurring charge of $205,000, and payroll expenses of $62,988. The increase in operating expenses was attributable to payroll, rent, advertising and professional fees. Payroll increases were directly related to volume increases in revenues. Rent increases were attributable to the addition of new POPs and the establishment of larger administrative space. Management anticipates future increases in operating expenses for advertising, rent, payroll, depreciation and professional fees.

         Interest expense for the six months ended June 30, 1998 was $24,174 or 10% of revenues, as compared to $7,237, or 5% of revenues for the prior period. Interest expense relates primarily to financing the purchase of computer hardware and related equipment.

         For the six months ended June 30, 1998 and 1997, the Company incurred net losses of $338,990 and $289,898, respectively.

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


                       FRONTLINE COMMUNICATIONS CORPORATION



                       By:  /S/  Stephen J. Cole-Hatchard    October 22, 1998
                       ------------------------------------------------------
                            Stephen J. Cole-Hatchard,         Date
                            Chairman, President and CEO