Form 10QSB
period 1998-09-30
FRONTLINE COMMUNICATION CORP
filed 1998-11-12
CIK 1040850

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

                For the quarterly period ended September 30, 1998

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

                                   YES _X_ NO ___


      Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:

         Common stock $0.01 par value                   3,016,480 shares
         ----------------------------                   ----------------
                  Class                        Outstanding at September 30,1998



--------------------------------------------------------------------------------

                      Frontline Communications Corporation

                                      Index


Part I.           Financial Information                              Page Number
-------           ---------------------                              -----------

                  Item 1
                       Balance Sheets. . . . . . . . . . . . . . . . . .   1
                       Statements of Operations (Unaudited). . . . . . .   2
                       Statements of Cash Flows (Unaudited). . . . . . .   4
                       Notes to Financial Statements . . . . . . . . . .   5

                  Item 2
                       Management's Discussion and Analysis of Financial
                             Condition and Results of Operations . . . .   8


Part II.          Other Information
--------          -----------------

                  Item 1
                       Legal Proceedings. . . . . . . . . . . . . . . . .  12

                  Item 2
                       Use of Proceeds . . . . . . . . . . . . . . . . . . 12

                  Item 6
                       Exhibits and Reports on Form 8-K . . . . . . . . .  12



Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
----------

                          PART I. FINANCIAL INFORMATION



Item 1. Financial Statements
----------------------------

                      Frontline Communications Corporation
                                 Balance Sheets

------------------------------------------------------------------------------------------------------------------------------------

                                                                                     September 30,              December 31,
                                                                                         1998                       1997
                                                                                     -------------              ------------
                                                                                       (Unaudited)
Assets
Current:
     Cash and cash equivalents                                                        $ 4,268,796                $    39,725
     Accounts receivable, less allowance for doubtful accounts of
     $13,477 and $16,666, respectively                                                     11,889                     10,404
     Notes receivable from officers                                                       103,895
     Prepaid expenses and other current assets                                             41,569                      8,527
     Deferred registration costs                                                               --                    231,071
                                                                                      -----------                -----------
         Total current assets                                                           4,426,149                    289,727
     Equipment, net                                                                       287,679                    178,506
     Other assets                                                                          49,062                     17,967
                                                                                      -----------                -----------
         Total assets                                                                 $ 4,762,890                $   486,200
                                                                                      ===========                ===========

Liabilities and Stockholders' Equity
Current:
     Notes payable                                                                    $        --                $   329,537
     Accounts payable and accrued expenses                                                 65,838                    359,174
     Deferred revenue                                                                      35,692                     24,385
                                                                                      -----------                -----------
         Total current liabilities                                                        101,530                    713,096
Notes payable-long term portion                                                           168,600                    218,052
                                                                                      -----------                -----------
         Total liabilities                                                                270,130                    931,148
                                                                                      -----------                -----------

Stockholders' Equity:
Preferred stock, $.01 par value, 1,000,000 authorized, 0 issued and
outstanding                                                                                    --                         --
Common stock, $0.01 par value, 10,000,000 shares authorized,
3,016,480 outstanding                                                                      32,480                     14,080
Treasury stock, 231,520 shares, at cost                                                  (264,113)                        --


Additional paid-in capital                                                              7,438,525                  1,646,520
Accumulated deficit                                                                    (2,709,632)                (2,099,548)
Stock subscriptions receivable                                                             (4,500)                    (6,000)
                                                                                      -----------                -----------
         Total Stockholders' equity (deficit)                                           4,492,760                   (444,948)
                                                                                      -----------                -----------
                                                                                      $ 4,762,890                $   486,200
                                                                                      ===========                ===========

See accompanying notes to financial statements.                         Page   1

                      Frontline Communications Corporation
                            Statements of Operations

------------------------------------------------------------------------------------------------------------------------------------

                                                                                               For the three months
                                                                                                ended September 30,
                                                                                               --------------------
                                                                                                    (Unaudited)

                                                                                       1998                        1997
                                                                                   -----------                  ----------
Revenues                                                                            $  123,799                  $   84,479
Cost of revenues                                                                       134,895                      80,916
                                                                                    ----------                  ----------
     Gross Profit                                                                      (11,096)                      3,563

Operating expenses:
     Selling, general and administrative                                               302,157                     350,019
                                                                                    ----------                  ----------
Loss from operations                                                                  (313,253)                   (346,456)
Other income (expense):
Interest expense                                                                        (3,738)                     (8,992)
Interest income                                                                         45,897                       1,323
Other                                                                                                                 (847)
                                                                                    ----------                  ----------
Net Loss                                                                              (271,094)                   (354,972)
                                                                                    ==========                  ==========
Loss per share of common stock                                                      $     (.09)                 $     (.20)
                                                                                    ==========                  ==========
Weighted average number of shares outstanding:                                       3,016,480                   1,816,000
                                                                                    ==========                  ==========















See accompanying notes to financial statements.                           Page 2

                      Frontline Communications Corporation
                            Statements of Operations

------------------------------------------------------------------------------------------------------------------------------------

                                                                                               For the three months
                                                                                                ended September 30,
                                                                                               --------------------
                                                                                                    (Unaudited)

                                                                                       1998                        1997
                                                                                    ----------                  ----------
Revenues                                                                            $  369,972                  $  215,633
Cost of revenues                                                                       339,137                     167,264
                                                                                    ----------                  ----------
     Gross Profit                                                                       30,835                      48,369

Operating expenses:
     Selling, general and administrative                                               677,956                   1,934,439
                                                                                    ----------                  ----------
Loss from operations                                                                  (647,121)                 (1,886,070)
Other income (expense):
Interest expense                                                                       (27,912)                    (16,229)
Interest income                                                                         64,949                       1,323
Other                                                                                                                 (894)
                                                                                    ----------                  ----------
Net Loss                                                                              (610,084)                 (1,901,870)
                                                                                    ==========                  ==========


Loss per share of common stock                                                      $     (.27)                 $    (1.05)
                                                                                    ==========                  ==========
Weighted average number of shares outstanding:                                       2,221,077                   1,816,000
                                                                                    ==========                  ==========



















See accompanying notes to financial statements.                       Page    3

                      Frontline Communications Corporation
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Nine month period
                                                                                             ended September 30,
                                                                                                   (Unaudited)
                                                                                        1998                        1997
                                                                                --------------------        -------------------
Cash flow from operating activities:

Net loss                                                                              $(610,084)               $(1,901,870)
Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                                   55,590                     32,704
         Allowance for doubtful accounts                                                 (3,189)                     9,251
         Officer salary contributed to capital                                               --                      3,000
         Stock options issued for services                                                   --                      8,000
         Non-cash compensation charge                                                        --                  1,640,000
         Changes in assets and liabilities:
          Accounts receivable                                                             1,704                    (37,227)
          Notes receivable                                                             (103,895)                        --
          Prepaid expenses and other                                                    (33,042)                    (5,262)
          Other assets                                                                  (31,095)                   (16,354)
          Accounts payable and accrued expenses                                        (293,336)                   204,393
          Deferred revenue                                                               11,307                     26,911
                                                                                ----------------               -----------
Net cash used by operating activities                                                (1,006,040)                   (36,454)

Cash flows from investing activities:
      Acquisition of equipment                                                         (164,763)                  (167,705)
                                                                                ----------------               -----------
           Net cash used by investing activities                                        164,763)                  (167,705)

Cash flows from financing activities:
     Deferred registration costs                                                             --                   (210,181)
     Interest due on short term loans                                                        --                     10,617
     Proceeds from stockholder loans                                                         --                     80,000
     Collections from subscriptions receivable                                            1,500                         --
     Repayments of stockholder and bank loans                                          (378,989)                   (15,266)
     Purchase of treasury stock                                                        (264,113)                        --
     Proceeds from sale of common stock and warrants                                  6,041,476                    400,000
                                                                                ----------------               ------------
         Net cash provided by financing activities                                    5,399,874                    265,170
                                                                                ----------------               ------------
Net increase in cash and cash equivalents                                             4,229,071                     61,011

Cash, beginning of period

                                                                                         39,725                      2,303
                                                                                ----------------               -----------
Cash, end of period                                                             $     4,268,796                $    63,314
                                                                                ================               ===========


See accompanying notes to financial statements                            Page 4

                      Frontline Communications Corporation
                          Notes to Financial Statements
                               September 30, 1998


1.       Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for interim periods. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998. For further information refer to the financial statements and footnotes thereto contained in the Frontline Communications Corporation Registration Statement on Form SB-2.


2.  Summary of Significant Accounting Policies

   Business

      Frontline Communications Corporation ("Frontline" or the "Company") is an internet service provider that provides subscribers with direct access to a wide range of internet applications and resources including electronic mail, World Wide Web sites, regional and local information and data services, and electronic commerce services.

   Reorganization

      The financial statements include the accounts of Hobbes & Co., LLC ("Hobbes"), INET Communications Company, LLC ("INET") and Sara Girl & Co., LLC ("Sara Girl"), (collectively the "Predecessor Companies") and Frontline Communications Corporation. As described more fully in Note 3, on May 30, 1997, Frontline acquired the net assets of the Predecessor Companies. For accounting purposes, the business combination has been accounted for as if the acquirer is Hobbes. With respect to the acquisition of INET, the acquisition has been accounted for as a combination of entities under common control in a manner similar to a pooling of interests and reflects the combined financial position, operating results and cash flows of Hobbes and INET as if they had been combined for all periods presented. With respect to Sara Girl and Frontline, the business combination has been accounted for using purchase accounting, which resulted in the recording of a special non-cash charge of $1,230,000. This charge represents the estimated fair market value of the Company's 820,000 shares of common stock issued to certain founding shareholders in February 1997 for current and future services. The Predecessor Companies were dissolved and Frontline is the continuing legal entity. Intercompany accounts and transactions have been eliminated.

3.  Reorganization

      On May 30, 1997, the Predecessor Companies were acquired by the Company by issuing three notes aggregating $325,000 (excluding $47,137 of certain advances). For accounting purposes Hobbes has been considered to be the acquirer. As a result, the business combination of Hobbes and INET has been accounted for as a combination of entities under common control in a manner similar to a pooling of interests. The business combination with Sara Girl and Frontline have been accounted for as purchases. The net assets and operations of Sara Girl and Frontline are not material to the Company's financial statements, and notes payable to the members of the Predecessor Companies were accounted for as distributions.


4.  Litigation Settlement

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


5.  Public Offering

         In May 1998, the Company consummated a public offering of 1,840,000 shares of common stock at $4.00 per share, and 1,840,000 common stock purchase warrants for $.10 per warrant, each exercisable at $4.80 per underlying common share. Net proceeds to the Company after underwriter discounts and expenses were $6,414,200.


6.  Subsequent Events

Acquisition of WOWFactor, Inc.

         On October 9, 1998, The Company acquired all of the issued and outstanding capital stock of WOWFactor, Inc.("WOWFactor"), a New Jersey corporation engaged in the business of promoting e-commerce through its web sites primarily for women's businesses. The Company issued to the stockholders of WOWFactor ten shares of newly created Series A Preferred Stock, which is convertible on July 15, 1999 into Common Stock with a market value of $1,000,000, subject to a maximum issuance of 250,000 shares. In addition, to the extent that the Company's Common Stock has a market value on July 15, 1999 of
(i) less than $3.00 per share or (ii) greater than $3.00 per share but less than $4.00 per share, the Company agreed to issue to the WOWFactor stockholders options to purchase up to an aggregate of 100,000 or 50,000 shares, respectively. The WOWFactor stockholders were granted certain "piggyback" registration rights with respect to the shares issuable upon exercise of the Series A Preferred Stock.
                                                                          Page 6

         The Company also entered into a three-year employment agreement with Margaret M. McGillin pursuant to which Ms. McGillin agreed to serve as Vice President of Sales and Marketing for the Company.


Acquisition Of Roxy Systems, Inc., d/b/a Magic Carpet

         On October 9, 1998, the Company acquired substantially all of the assets used in the business of Roxy Systems, Inc. d/b/a Magic Carpet("Magic Carpet") in consideration of $75,000 in cash and the assumption of approximately $61,000 of liabilities at the time of closing. At the time of acquisition, Magic Carpet was an internet service provider with approximately 1,000 individual and business subscribers in Orange County, New York.


Acquisition of US Online, Inc.

         Pursuant to an order of the United States Bankruptcy Court, District of New Jersey, on October 23, 1998, the Company acquired substantially all of the assets used in the business of US Online, Inc. ("US Online"), including a point of presence in the Philadelphia area, and assumed two of US Online's executory contracts for consideration of $566,000 in cash paid upon closing. At the time of the acquisition, US Online was engaged in the business of providing internet access, web hosting and leased communications lines to approximately 3,580 subscribers in New York, New Jersey and Pennsylvania.

         The foregoing acquisitions will be accounted for as purchases and accordingly, the results of operations of WOWFactor, Magic Carpet and US Online will be included in the Company's consolidated financial statements as of the respective dates of acquisition.

         In connection with the above acquisitions, the Company has filed Current Reports on Form 8-K and will amend such reports to include historical and proforma financial information with respect to these acquisitions.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


         The statements contained herein which are not historical facts are forward looking statements that involve risks and uncertainties, including but not limited to, changes in market conditions, regulatory and economic factors, increased competition, the nature of supplier and customer arrangements which become available to the Company in the future, technological obsolescence, unexpected technological advances and the Company's ability to successfully integrate into its operations newly acquired businesses. The company's actual results may differ materially from the results discussed in any forward looking statements.

Results of Operations

         The Company commenced operations in late 1995 and established four points of presence ( "POPs") during 1996 and an additional six POPs in 1997 in the metropolitan New York area. The Company had approximately 1,950 and 750 subscribers, respectively, at September 30, 1998 and 1997. Subsequent to September 30, 1998, the Company added approximately 4,500 new subscribers through acquisitions.

Three months ended September 30, 1998

         Revenues for the three months ended September 30, 1998 were $123,799, compared to $84,479 for the prior comparable period. The increase in revenue was due to the increased subscriber base.

         Cost of revenues for the three months ended September 30, 1998 was $134,895, or approximately 108% of revenues. Cost of revenues for the three months ended September 30, 1997 was $80,916, or approximately 96% of revenues. The increase in cost of revenues was attributable to increased infrastructure costs, including internet access lines, technical support personnel and equipment, in anticipation of growth in subscriber base in subsequent periods.

         Operating expenses for the three months ended September 30, 1998 were $302,157, including $158,915 in payroll expenses. Operating expenses for the three months ended September 30, 1997 were $350,019, including payroll expenses of $93,508. The decrease in operating expenses was attributable to a decrease in professional fees. Payroll increases were directly related to volume increases in revenues.

         Interest expense for the three months ended September 30, 1998 was $3,738 or 3% of revenues, as compared to $8,992, or 11% of revenues for the comparable period in 1997. Interest expense relates primarily to financing the purchase of computer hardware and related equipment.

         For the three months ended September 30, 1998 and 1997, the Company incurred net losses of $271,094 and $354,972, respectively.

Nine months ended September 30, 1998

         Revenues for the nine months ended September 30, 1998 were $369,972, compared to $215,633 for the prior comparable period. The increase in revenue was attributable to growth in the Company's customer base.

         Cost of revenues for the nine months ended September 30, 1998 was $339,137, or approximately 92% of revenues. Cost of revenues for the nine months ended September 30, 1997 was $167,264, or approximately 78% of revenues. The increase was attributable to infrastructure costs, including network equipment and technical support personnel.
                                                                          Page 8

         Operating expenses for the nine months ended September 30, 1998 were $677,956, including $345,811 in payroll expenses. Operating expenses for the nine months ended September 30, 1997 were $1,934,439, including a non-cash, non-recurring charge of $1,640,000, and payroll expenses of $136,465. The increase in operating expenses (excluding the non-recurring charge in 1997) was attributable to payroll, rent, advertising and professional fees. Payroll increases were directly related to volume increases in revenues. Rent increases were due to the addition of new POPs and the establishment of larger administrative space. Management anticipates future increases in operating expenses for advertising, rent, payroll, depreciation and professional fees.

         Interest expense for the nine months ended September 30, 1998 was $27,912 or 8% of revenues, as compared to $16,229, or 8% of revenues for the prior period. Interest expense relates primarily to financing the purchase of computer hardware and related equipment.

         For the nine months ended September 30, 1998 and 1997, the Company incurred net losses of $610,084 and $1,901,870, respectively.

Liquidity and Capital Resources

         The Company's primary capital requirements will be to fund the acquisition of subscriber bases and related internet businesses, establish additional POPs, install network equipment at existing POPs, lease space for consolidated POPs, engage in strategic acquisitions, and working capital, including the salaries of executive and other personnel. To date, the Company has financed its capital requirements through the issuance of debt and equity securities. At September 30, 1998, the Company had working capital of $4,324,619.

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

         In March 1998, the Company entered into a settlement agreement with Mr. Char pursuant to which Mr. Char discontinued a lawsuit and released the Company from all claims (including for monies owed) in consideration of (i) an up-front payment of $65,000 and (ii) a payment of $435,000 in May 1998, to satisfy an aggregate of $240,000 of existing obligations due to Mr. Char (including $15,000 of legal fees), which has been expensed in the quarter ending June 30, 1998, and
(iii) the repurchase of 231,520 shares from Mr. Char for $260,000, which has been recorded as a charge to stockholders' equity.

         In May 1998, the Company repaid $20,000 of indebtedness to each of Messrs. Cole-Hatchard and Feinberg. The balance of the indebtedness owed to Messrs. Cole-Hatchard and Feinberg of $46,800 and $121,800, respectively (aggregating $168,600) bears interest at the rate of 8% per annum and is repayable at such time as the Company achieves $1.9 million in pre-tax earnings, but in no event sooner than May, 2000.

         In March 1998, the Company borrowed a total of $65,000 from Provident Savings Bank. The loan bears interest at the rate of 9% per annum and was repaid in May 1998.

         In May 1998, the Company received net proceeds of $6,414,200 pursuant to a public offering of its securities.

         In August 1998, Mr. Cole-Hatchard borrowed a total of $46,800 from the Company evidenced by a demand promissory note bearing interest at the rate of 8% per annum.

         In September 1998, Mr. Feinberg borrowed $55,000 from the Company evidenced by a demand promissory note bearing interest at the rate of 8% per annum. In addition, in October 1998, Mr. Feinberg borrowed an additional $43,000 on the same terms and conditions.

         The capital requirements relating to implementation of the Company's business plan will be significant. The Company will seek to expand its operation through internal growth and acquisitions, which will require the Company to purchase computer equipment, establish additional POPs and upgrade its existing POPs, and hire additional technical and support personnel. Other than as described above, the Company has no material commitments for capital expenditures.

         Based on currently proposed plans and assumptions relating to the implementation of its business plans, the Company believes that its cash resources will be sufficient to satisfy its contemplated requirements for the reasonably foreseeable future. There can be no assurance that the Company's cash resources will be sufficient to permit the Company to implement its proposed business plans or that any assumptions relating to the implementation of such plans will prove to be accurate.


Year 2000

         The Company utilizes software and related technologies throughout its business that will be affected by the date change in year 2000. System modifications or replacements are underway or planned which should make all significant computer systems at the Company compliant with the year 2000 requirement. Anticipated spending for these modifications will be expensed as incurred and are not expected to have a material impact on the Company's ongoing results of operations. The Company has not yet determined whether its principal suppliers are Year 2000 compliant. Failure by such suppliers to become Year 2000 compliant could have an adverse impact on the Company.

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

         In March 1998, the Company entered into the Char settlement. In May 1998, the Company paid $435,000 to Mr. Char to retire indebtedness and repurchase 231,520 shares of common stock (the "stock repurchase").


Item 2. Use of Proceeds
-----------------------

         In May, 1998, the Company consummated an initial public offering of 1,840,000 shares of common stock and warrants to purchase 1,840,000 shares of common stock (including 240,000 shares and 240,000 warrants issued pursuant to the exercise of an over-allotment option) and received net proceeds of $6,414,200, after payment of underwriting discounts and commissions, fees, and offering expenses of $1,129,800. Since May 19, 1998, (the date of the closing of the initial public offering) through September 30, 1998, the company used $59,642 of the net proceeds for acquisitions, $97,456 for additional POP's; $80,086 for marketing and advertising; $700,765 for working capital; $260,000 for the stock repurchase; and $482,444 for the repayment of indebtedness (including $185,848 to affiliates).


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

        a. Exhibit 27

        b. No reports on Form 8-K were filed during the three months ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                  FRONTLINE COMMUNICATIONS CORPORATION



                                  By:  /S/ Samuel Gilner      November 12,1998
                                  --------------------------------------------
                                       Samuel Gilner               Date
                                       Vice President (Chief Accounting Officer)