Form 10KSB
period 1998-12-31
FRONTLINE COMMUNICATIONS CORP
filed 1999-03-31
CIK 1040850

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-KSB

|X| Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the fiscal year ended December 31, 1998

                                       OR

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from __________ to __________

                        Commission File Number 000-24223

                      FRONTLINE COMMUNICATIONS CORPORATION
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                              13-3950283
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

One Blue Hill Plaza, P.O. Box 1548, Pearl River, New York               10965
         (Address of principal executive offices)                     (Zip Code)

                                 (914) 623-8553
                (Issuer's Telephone Number, Including Area Code)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X No |_|

The issuer's revenues for the year ended December 31, 1998 were $574,964.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 15, 1999 was $28,031,317. As of March 15, 1999, there were 3,229,844 shares of the issuer's Common Stock outstanding.

                      Documents Incorporated by Reference:

                                      None

================================================================================

     PART I

Item 1.  Business.

General

     Frontline Communications Corporation (the "Company") is an Internet service provider that offers "Effortless E-commerce and Internet Access" to individual and business subscribers located in the Northeast United States. The Company provides subscribers with direct access to a wide range of Internet applications and resources, including electronic mail, web hosting and design, dedicated circuits, E-commerce solutions, access to World Wide Web sites and regional/local information and data services. The Company believes that its low subscriber to modem ratio, its technical and customer support, its broad range of services and efficiencies gained through its Competitive Local Exchange Carrier ("CLEC") status will enable it to capitalize on the emerging and expanding markets for Internet services.

     According to the Company's business plan, the Company plans to grow primarily by acquisition, with a focus on acquiring companies in the following three areas: 1) Internet Service Providers (ISPs) (to increase subscriber base and revenues); 2) companies which provide other Internet-related services, such as Web site design, software development and E-commerce-enabling services (to provide a broad range of services to its customer base); and 3) E-commerce companies (to capitalize on the various revenue-enhancing opportunities in the E-commerce arena).

     Since its initial public offering in May 1998, the Company has achieved rapid growth in accordance with its business plan. As of March 2, 1999, the Company serviced approximately 15,000 subscribers, compared to 1,400 at December 1997. This growth is primarily due to the fourth quarter acquisitions of the customer bases of the following ISPs: (a) Roxy Systems, Inc., d/b/a/ Magic Carpet, an ISP with approximately 1,000 subscribers in Orange County, New York,
(b) US Online, Inc., an ISP with approximately 3,500 subscribers in New York, New Jersey and Pennsylvania, and (c) Webspan Communications, Inc., an ISP with approximately 9,000 subscribers in New York and New Jersey. The Company retained Webspan's Technical Support team, which now serves as the Company's in-house technical support center. The Company believes that the establishment of an in-house technical support center will allow the Company to maintain the rigid support levels required to retain customers in a competitive market.

     The Company has also acquired an E-commerce company, WOWFactor, Inc. ("WOWFactor"). WOWFactor is a web-based marketplace which provides E-commerce information and services to women. Over 1.2 million women business owners are currently profiled in WOWFactor's on-line directory. The Web site, which is scheduled to launch in April 1999, will provide comprehensive E-commerce solutions, advanced business searches, on-line requests for proposals and personal search services for women-owned businesses.

     In addition, the Company entered into a non-binding letter of intent to acquire Public Affairs Group (PAG), the parent Company of Business Women's
Network (BWN). BWN owns a database listing over 2,300 women's professional associations and organizations representing over nine million women. The listing is published annually in BWN's Business Women's Directory, and is also available on-line. If acquired, BWN's database will augment WOWFactor's already existing database.

     In order to support its rapid growth, the Company has increased its number of employees from 8 employees at December 1997 to the 46 people that it currently employs. Through aggressive recruiting, the Company now has several divisions, including technical, operational, sales and marketing, legal and financial. The Company also has its own Customer Service Center, which operates from 8 a.m. to midnight, seven days per week.

     The Company's telecommunications network is currently comprised of leased high-speed data lines and eleven points-of-presence ("POPs") which allow internet access throughout Rockland, Orange, Dutchess, Sullivan, Putnam, Ulster and Westchester counties in New York, New York City (including the five boroughs), Long Island, most counties in New Jersey and the Philadelphia metropolitan area. These POPs permit subscribers in these areas to access the Internet through a local telephone call. The Company currently supports 14.4, 28.8 and 36.6 Kbps modems at each of its POPs and has X2 56K and ISDN technologies at most of its POPs.

     In addition, in December 1998, CLEC Communications Corp., a wholly owned subsidiary of the Company, was granted Competitive Local Exchange Carrier ("CLEC") status by the New York State Public Service Commission. As a CLEC, the Company's subsidiary may subscribe to and resell all forms of local telephone service in the State of New York. The provision of services is contingent upon the filing of an interconnection agreement with the local Incumbent Local Exchange Carriers ("ILEC") which is planned for Second Quarter 1999. The Company intends to build its own network infrastructure, which it believes will eliminate its current reliance upon the infrastructures of the ILECs. The Company believes that its CLEC status, combined with the efficiencies inherent in operating its own network, should result in lower overhead costs and a more predictable infrastructure - both of which should inure to the benefit of the Company's customers. CLEC filings in additional states are planned for the near future.

     The Company was incorporated under the laws of the State of Delaware in February 1997. The Company's principal executive offices are located at One Blue Hill Plaza, Pearl River, New York 10965, and its telephone number is (914) 623-8553. The Company's home page is located on the World Wide Web at www.fcc.net. The WOWFactor Web site is located at www.wowfactor.com.

Market Trends

     In recent years, the Internet has experienced a rapid increase in its number of users. According to IntelliQuest Research, it is estimated that the number of adult individuals online in the United States is approximately 79.4 million, with an additional 18.8 million people planning to go online in 1999. Forrester Research estimated that the total goods traded over the web in the U.S. in 1997 reached $9 billion. In the year 2000, Forrester expects the total goods traded to increase to $160 billion, and by year 2002, $327 billion. The Company believes that the following key trends will contribute favorably to expected continued popularity of the Internet:

Increased E-commerce: Online Advertising and Online Shopping: Corporate spending on on-line advertising and sponsorships continues to steadily increase, as emerging demographics of Web users have begun to mirror worldwide demographics. According to a report by Simba Information, spending on on-line advertising will reach $7.1 billion by 2002, as a significantly higher percentage of women and middle-income users visit the Internet. Forrester Research documented that in 1997, fifteen percent of total revenue was derived from sales made online. Forrester expects that by year 2000, forty-two percent of total revenue will result from sales made online.

          Research from CnetNews.com documents that online buyers are spending more over time. In 1998, thirty-five percent of online buyers spent more than $300 online. This was an eleven percent increase from 1997. Further, retailers such as 1-800-Flowers and First Auction report a three hundred percent increase in online sales versus the same period one year ago.

Increased Availability of  user-friendly  technology and support for E-commerce:
          Internet use is promoted by the development of software tools that simplify access to the Internet's applications and resources. As users become more comfortable with the Internet and the Internet increasingly becomes a medium for business transactions, personal financial management, entertainment and personal communication, the Company believes that demand by individuals for competitively priced, direct, high speed access to commerce-enabled businesses, updated information, personal home pages, interactive multimedia games and entertainment will continue to grow.

          Further, there is an increased availability of tools to facilitate e-commerce. Digital coupon programs, incentive and bonus mile programs, new technology such as "impulse technology" and digital payment technologies encourage online businesses and consumers to transact business online. Corporations and online organizations such as TrustE have taken initiatives, such as posting privacy policies, providing encryption technology, and firewalls to ensure consumers and businesses that their transactions and disclosed information remain secure.

Continuing Penetration of  Computers  and  Modems  in the  Home:  An  increasing percentage of computer owners also own modems, which are now pre-installed in a growing number of new computers. According to FIND/SVP's 1997 survey, more than 42.7 million households in the United States own a personal computer; approximately 40 million also own a modem; and 36.5 million households use the Internet. The Company believes that this growth is accompanied by increasing use of computers for communications such as Internet access, facsimile transmissions and electronic mail.

Growth of  the  Informational, Entertainment and  Commercial Applications of the
          Internet: Use of the Internet has grown rapidly since its commercialization in the early 1990s. An increasing number of servers and Web sites are connected to the Internet, making available text, graphics, audio and video information which may be accessed by consumers. Through an Internet connection, users can access commercial, educational and governmental databases, entertainment software, photographs and videos, newspapers, magazines, library card catalogs, industry newsletters, weather updates and other information. Traditional and emerging Internet applications, including electronic mail, the World Wide Web and USENET news groups are also increasing in popularity.

     Management believes that all of these factors indicate that the Company's growth potential is secure in this marketplace. The Company will develop a focus on Internet access and e-commerce services for consumers both at home and in the workplace, and for small businesses. The current marketplace supports the online transactions of both consumers and small businesses.

     Market indicators are speculative and depend on independent factors in the marketplace and the economy that are beyond the Company's control. If any or all of these indicators prove to be inaccurate or inflated, it may have a negative affect on the growth or the revenues of the Company.

Company Strategy

     The Company's strategy is to attempt to aggressively build a significant customer base in the Northeastern United States as the ISP for small to medium-sized businesses. The Company intends to provide its customers "Effortless E-commerce and Internet Access". The Company's full range of Internet access services include dial up access, web hosting, dedicated connections and DSL service. On the E-Commerce front, the Company's goal is to provide the small to medium-sized business owner with cost-effective full-service E-commerce solutions which are easy to implement and maintain. Available E-commerce solutions will include commerce-enabled Web sites, document security services, Internet payment services, digital coupons and on-line merchandising technologies. To properly promote the Company's services and thereby potentially increase its subscriber base, the Company is expanding its sales and marketing staff by seeking to recruit top-notch staff and management. In addition, the Company is focusing its acquisition efforts on companies with forward-looking sales and marketing, high-quality customer service and top-quality network infrastructure.

     Management recognizes that the Company must concentrate its resources on developing key segments of its business in order to accomplish its goal. The Company will seek to concurrently (i) develop its ISP business, (ii) initiate and foster its E-commerce business, and (iii) expand and develop its capabilities and the services that it makes available to its customers.

     1.   Development of the ISP business

     The Company's core business is providing Internet service to individual and small business subscribers. The Company offers a range of services starting at a simple $19.95 per month basic package that includes E-mail and Internet access to higher priced individualized service that may include Web hosting, dedicated circuits, and Digital Subscriber Lines ("DSL") service. The Company believes that it is one of the first ISPs to offer DSL service to its customers, which allows the customer high-speed access the Internet over "Pots" lines (literally, "Plain Old Telephone" lines), as opposed to digital lines.

     Approximately 15,000 customers subscribed to the Company's ISP service as of March 2, 1999. The Company recognizes that the market for individual Internet access is heavily influenced by personal referrals. Thus, the Company has made generating positive referrals and stimulating subscriber growth and retention through high-quality customer service a focus of its marketing efforts. The Company also offers incentives to existing subscribers and Value-Added Resellers ("VARs") who refer its service to new customers. A subscriber who refers a new dial-up customer to the Company will receive one free month of service for each referral, subject to the new subscriber remaining active for a minimum of sixty days. In addition to encouraging referrals from existing subscribers, the Company has initiated a program in which VARs receive a commission based on a percentage of the value of any service contract that they refer to the Company. The Company also will seek to expand this core subscriber base by acquiring ISPs with large numbers of monthly subscribers, particularly ISPs with a large number of small business subscribers.

     The Company believes that the revenues derived from the ISP business will allow the Company to embark on potentially profitable E-commerce endeavors without many of the financial risks inherent to companies without a similar revenue base.

     2.   E-commerce Business Launch

     A study by Jupiter Communications has found that 35% of the Internet population has made an on-line purchase in the last year. According to eMarketer's eCommerce: Retail Shopping Report, on-line retail revenues should increase 784% over the next four years, from $4.5 billion by year-end 1998 to $35.3 billion by 2002. This estimate would make E-commerce one of the fastest growing segments of the Internet industry. The Company is seeking to grow with this segment of the industry both through its acquisition of companies that are strong in the industry and also by building strength from within the company's existing network structure.

     On October 9, 1998, the Company acquired WOWFactor, a company engaged in the business of promoting E-commerce through its Web site devoted to professional women and women-owned businesses. The Company's entry into the E-commerce arena will coincide with the launch of the WOWFactor site in April 1999. WOWFactor anticipates three primary sources of revenue. First, the site is being designed to provide corporate sponsors the opportunity to reach WOWFactor's site visitors via corporate sponsorship programs. Second, WOWFactor plans to derive revenue from various forms of advertising, such as banner ads, posting links to affiliate partners and shared revenue from ads provided by content partners. Third, WOWFactor expects to derive fees by providing web hosting and E-commerce enabling services to other sites.

     WOWFactor will be offering free of charge to its customers, for a limited time, a unique service that allows the user to request a personal, limited search of the businesses profiled in the WOWFactor directory. WOWFactor will respond with listings from its database. WOWFactor will also offer users a unique "Business Reply Card" service that allows users to submit "Online Requests for Proposals" by completing a template on the site. Both services promote WOWFactor's overriding goal - bringing buyers and sellers together on the Internet.

     3.   Expansion and development of capabilities and services

     The Internet Access and E-commerce business is rapidly developing, and the Company recognizes that if it does not continue to keep apace, or even ahead of, the advances in the industry, it will fall behind the competition. The Company is continually looking for new and inventive ways that it can offer better, more complete, more efficient and less expensive service to its customers.

     Specifically, the Company has decided to consolidate its POPs for operational efficiency by creating one "SuperPOP" in each of New York, New Jersey and Pennsylvania. POPs permit subscribers to access the Internet through a local telephone call. By consolidating its POP's, the Company hopes to lower its monthly overhead by taking advantage of economies of scale.

     In addition, the Company, through its wholly-owned subsidiary, CLEC Communications Corp., has been granted CLEC status in New York. As a CLEC, the Company is authorized to subscribe and resell all forms of local telephone service in the State of New York (the provision of services is contingent upon filing an Interconnection Agreement with the local ILEC, which is planned for the Second Quarter 1999). The Company also has plans to build its own network infrastructure, which it believes will eliminate its current reliance upon the infrastructures of the ILECs. The Company believes that its CLEC status will enable it to directly provide certain services to its customers which it currently provides indirectly through partnerships and contracts with third parties. For example, the Company currently offers DSL service to its customers through a partnership with another DSL provider. Upon a successful CLEC roll out, the Company believes that it will have the capacity to offer DSL directly to its customers. Rapid changes in the industry and in governmental regulations controlling the industry make it difficult, however, to predict the advantages of the Company's maintenance of its CLEC status.

     The Company's strategy and future marketing plans are subject to change as a result of a number of factors, including progress or delays in the Company's expansion efforts, changes in market conditions, the nature of possible acquisitions which may become available to it in the future and technological and competitive factors. There can be no assurance that the Company will be able to successfully implement its business plan or otherwise continue to successfully expand its operations.

Internet Services

     The Company provides a variety of competitively priced Internet access services. The Company's primary focus is on individuals who connect to the Internet via a modem (referred to as "dial-up" accounts). Dial-up subscribers can access the Internet by calling the Company's local POPs. The Company bills its subscribers in advance on a monthly or quarterly basis. Subscribers typically pay their balance through pre-authorized credit card accounts.

     Dial-Up Accounts: The Company believes that dial-up accounts present an attractive opportunity for growth. A user can quickly activate an account with the Company, obtain two Internet E-mail addresses, Web space and establish automatic billing to the user's credit card. Subscriber accounts are priced from $19.95 per month for unlimited connections, $48 per month for an unlimited ISDN use account and $6.95 per month for limited use customers. There is no connection fee. Connections for ISDN services require the customer to obtain an ISDN line from the local telephone company. The Company's network supports connectivity software which utilizes standard communication protocols such as TCP/IP, which enable a user's computer to communicate with other computers over the Internet. As of March 2, 1999, the Company had approximately 15,000 individual and business accounts.

     Dedicated Access: The Company also offers high speed, high bandwidth dedicated leased lines principally for business users who desire to connect internal computer networks to the Internet, 24 hours a day, seven days a week. The Company offers leased line accounts to provide Internet services to businesses at various speeds, including 56K circuits, fractional T-1 and full T-1 lines, depending on the customer's needs. The Company provides its customers with dedicated leased lines and bills subscribers on a monthly basis through a consolidated bill (which includes the phone company's charges).

     Web Design and Hosting Services: Without incurring the expense of setting up and maintaining a Web server, including in-house technical support to design and maintain a Web site, a subscriber can rent space on a server for an Internet presence. The Company offers Web site hosting services for a 24-hour interactive presence on the Internet. The Company's Web servers connect directly to the Internet via high speed T-1 lines providing maximum bandwidth. This service includes domain name registration, 24-hour access, file upload and/or download capability, and statistical logs. The Company also offers Web page design and development services and will seek to expand the scope of such services in the future.

     Co-Location Space: The Company provides a physical location at its facility for a customer to install equipment and connect directly to the Internet. This service provides customers with a low cost direct connection to the Company's router. The Company provides this service under maintenance agreements with pricing determined by the amount of space occupied and bandwidth needed.

Subscriber Applications

     The Company provides its subscribers with access to the full range of available Internet applications, including:

     Electronic Mail: E-mail is an Internet application by which an Internet user can exchange messages with any other user who has an E-mail address. These messages may be text or other kinds of computer files, such as images, computer programs or word processing documents. Messages can be sent almost instantly to designated individuals or groups on a mailing list.

     World Wide Web: The  World  Wide Web is a  browsing  and  searching  system comprised of thousands of computer servers, referred to as home pages, each linked by a special communications protocol. This open protocol allows Internet users to view and access text, graphics, digital video and audio resident on a home page or to connect instantaneously to related and linked information on the same server or other home pages. Since the Internet is an open system, any company can create a home page on the World Wide Web in order to provide users with product or service information. Users can then solicit more information and, in some cases, make purchases electronically. Software programs that allow a user to explore the World Wide Web are referred to as "browsers". Browsers such as Netscape, Mosaic and Microsoft Explorer, which incorporates its own World Wide Web browser, have helped contribute to the rapid growth of the World Wide Web. The Company expects the World Wide Web to continue to grow rapidly as more businesses and consumers become aware of the advantages of communications on the Internet. As part of its service, the Company provides each subscriber with one megabyte of Web space on the Company's World Wide Web servers.

     USENET News Groups: USENET is a network of thousands of computers attached to the Internet that provide forums, or news groups, that allow users to exchange information on a variety of topics of shared interest. Internet users can seek or provide information on diverse topics ranging from sports or other hobbies, to job opportunities, to restaurant and travel suggestions.

     Databases and Public Domain Software: An increasing number of host computers are being connected to the Internet, which make available growing amounts of text, graphics, audio and video information and public domain software. For example, with an Internet connection, a user can access commercial, educational and government databases, newspapers, magazines, library card catalogs, industry newsletters, weather updates, and other information.

     File Transfer Protocol: The Internet can be easily used to move electronic files (including data, programs or text) from one computer to another. This can be very useful for parties in separate locations that collaborate on data files. Data transferred over the Internet remains in digital format and does not need to be reentered by a receiving party; it can be manipulated and then re-transmitted to other Internet users.

Network Infrastructure

     Geographic Coverage: As of December 31, 1998, the Company offered Internet access service through Frontline POPs located in 4 states.

     The Company's Network: Users located within local dialing range of the Company's POPs connect to the POP through telephone lines provided by the local telephone company. Each of the Company's POPs generally connect to the Company's NYC hub, or directly to the Internet, via a leased data communication line. The equipment located in the remote POPs consists primarily of a router and terminal servers.

     In order to continue to build its base of individual dial-up subscribers, the Company intends to continue to evaluate the need to expand existing POPs, to open new POPs, and to place servers in remote locations to optimize network traffic. The number and location of additional POPs that the Company may actually open depend on such factors as subscriber demand, relative costs of telecommunications facilities, competitive considerations, and other factors, including the ability to provide service through other CLECs.

     The Company's network hub is currently connected to the Internet through leased data communications lines from Internet backbone providers that carry data traffic for Frontline and other subscribers and deliver it either to its end destination (if that destination is connected directly to their networks) or to the Internet gateway points where the traffic is routed onward to its ultimate destination. As the Company grows, it will need to increase the bandwidth of its connection to the rest of the Internet. This may be done through increasing the bandwidth of the Company's connections through current providers, by adding new connections through other providers, or by establishing leased line connections directly to the Internet gateway points.

     The Company maintains a Network Management Center at its Pearl River, NY headquarters through which the Company's technical staff monitors network traffic, service quality, and security, as well as equipment at individual POPs, to ensure reliable Internet access. The Network Management Center is monitored 24 hours a day, 7 days a week. In addition, the Company is continuing to invest in improved network monitoring software and hardware systems.

     The Company is subject to risk from a natural disaster or other unanticipated events at these sites, and any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company. The Company currently maintains $1,000,000 of general liability insurance, which includes coverage for business interruption and property damage.

Internet Access Providers and Suppliers

     The Company currently relies on a limited number of suppliers to provide Internet access via leased telecommunications lines on a cost-effective and continuous basis. The Company has not entered into an interconnect agreement with such supplier. Although the Company believes that it currently has sufficient access to telecommunications networks on favorable terms and believes that its relationship with such supplier is satisfactory, any increase in rates charged by such supplier would materially adversely affect the Company's operating margins. Failure to obtain continuing access to such networks would also have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

     The Company also is dependent on third-party manufacturers of hardware components. Certain components used by the Company in providing its networking services are acquired from only one source, including high performance routers manufactured by Cisco Systems, Inc. and remote access servers manufactured by 3Com (formerly U.S. Robotics, Inc). In addition, in March 1999, the Company issued purchase orders to purchase communications equipment from a major telecommunications equipment manufacturer sufficient to build its own network infrastructure. The transaction is subject to the negotiation of a definitive agreement. Although the Company believes that network equipment is currently available from numerous sources, failure by manufacturers to deliver quality products on a timely basis or the inability to develop alternative sources if and as required, could result in delays which could materially adversely affect the Company's business and limit the Company's ability to expand its operations.

Marketing and Sales

     Although the Company continues to provide Internet service to a growing number of individual subscribers, its primary focus has shifted to providing Internet service to small businesses in the northeastern United States. The Company currently obtains new subscribers by (i) responding to inbound calls and E-mails which are largely generated from referrals from existing subscribers, and (ii) acquisitions of other ISPs. The Company is continuing its marketing programs that target retention and referrals that are associated with its current base of dial-up customers.

     In addition, the Company is transitioning it's marketing position to be the ISP for small businesses. The branding of "frontline.net - Effortless E-commerce & Internet Access" is underway. This slogan is intended to communicate the Company's unique focus to potential small business customers.

     The primary methods planned for targeting new small business customers include direct response marketing programs such as radio, outbound telemarketing, online marketing, and broadcast fax. Affinity marketing programs, such as those with affiliates such as on-line book and record sellers, will also be employed. In a highly competitive industry such as this one, the Company believes that name recognition is essential. The Company's marketing personnel are actively working to achieve this name recognition by "branding" through radio, trade and local business print media advertising and local event marketing. The Company believes that branding also aids in the development of a quality VAR and affiliate channel.

     The Company currently has in-house sales staff consisting of an Executive Vice President of Marketing and Sales, a Director of Business Development, a Sales Manager, and inbound sales representatives. The Company plans to outsource outbound telemarketing in the second quarter of 1999.

     The Company's investment in WOWFactor is an initial step in the Company's efforts to reach small businesses. WOWFactor, with its focus on women business owners nationally, is believed to be a potent distribution channel for the Company's services. The Company believes that marketing, development, and infrastructure are providing substantial economic leverage to both companies. The Company further believes that the efficiencies are measurable and are providing differentiation and cost advantages.

Customer Support

     The Company believes that providing prompt and effective technical assistance to its subscribers and customers is essential for retention of its customers, cost containment and quality improvement efforts. The Company provides network monitoring and emergency subscriber assistance services 24 hours a day, seven days a week. Regular support and technical assistance is available 16 hours per day, 7 days per week. The Company plans to implement 24-hour technical support during 1999. In house technical personnel respond to telephone and E-mail inquiries. All customer service is handled in-house in order to maintain the support levels required to retain customers in a competitive market. There can be no assurance, however, that the Company's customer support resources will be sufficient to manage any expansion in the Company's subscriber base. Any failure to adequately match customer support resources to projected increases in subscribers could adversely affect the Company.

Competition

     The market for Internet access services is highly competitive. There are no substantial barriers to entry, and the Company expects that competition will intensify in the future. The Company believes that its ability to compete successfully is significantly affected by numerous factors, including price, ease of use, reliability, customer support, geographic coverage and industry and general economic trends (particularly unfavorable economic conditions adversely affecting consumer discretionary spending). The Company's competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company, including
(i) international, national and regional commercial Internet service providers, such as Performance Systems International, Inc.; (ii) established on-line services companies that currently offer Internet access, such as America Online, Inc.; (iii) computer hardware and software and other technology companies, such as IBM and Microsoft Corp.; (iv) national long distance carriers, such as AT&T Corp., MCI Communications Corp. and Sprint Corp.; (v) regional telephone companies; and (vi) cable operators, such as TeleCommunications, Inc.

     The Company also competes with smaller ISPs in the northeastern regional area that also focus on providing Internet access to individual subscribers and smaller businesses. These smaller ISPs are competing for the same market share as the Company. Such companies include SimLab Network, SageNetworks, RCN Network, and Verio Network. The Company believes that it has an advantage over these competitors in that it is aggressively working to expand by offering new and innovative programs such as the VAR program and an E-commerce Program. The Company believes that, with the exception of Verio Network, none of the above competitors offer both a VAR and an E-commerce Program.

     New competitors, including large computer hardware and software, media, cable and telecommunications companies, have increased their focus on the Internet access market, resulting in even greater competition for the Company. Increased competition has resulted and could continue to result in significant price competition, which in turn could result in significant reductions in the average selling price of the Company's services. In addition, increased competition for new subscribers could result in increased sales and marketing expenses and related subscriber acquisition costs, which could materially adversely affect the Company's potential profitability. There can be no assurance that the Company will be able to offset the effects of any such competition or resulting price reductions through an increase in the number of its subscribers, higher revenue from enhanced services or cost reductions or that the Company will have the financial resources, technical expertise or marketing and support capabilities to compete successfully.

     The market for Internet access is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new software and service introductions. There can be no assurance that the Company can successfully identify new product and service opportunities as they arise and develop and bring new products and services to market in a timely manner or that software, services or technologies developed by others will not render the Company's services or technologies noncompetitive, obsolete or less marketable. The Company currently does not have any proprietary applications software.

     The Company's entree into the E-commerce market through its launch of the WOWFactor site exposes it to a whole new array of competitive companies. WOWFactor will be entering a market that is also targeted by iVillage, Oxygen Media, womencentral.com, womenowned.com, women.com and herspace.com.

Employees

     As of March 1, 1999, the Company had 40 employees in addition to its 6 executive officers. Of such employees, 20 are engaged in customer support, 4 are engaged in sales and marketing, 1 in business development, 5 in accounting and finance, 1 in legal and 9 in administration. The Company engages part-time employees from time to time. None of the Company's employees is represented by a union. The Company considers its employee relations to be good.

Item 2. Properties

     The Company's executive offices are located in Pearl River, New York, where the Company leases approximately 5,525 square feet under a lease that expires in June 2002. The annual rental ranges from approximately $100,000 to $110,000 through the lease term. The Company also leases space (typically, less than 100 square feet) in various geographic locations to house the telecommunications equipment for each of its POPs. Leased facilities for POPs have various expiration dates through May 2002. Aggregate annual rentals for POPs are approximately $17,000.

Item 3. Legal Proceedings

     The Company is not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Market Information. The Common Stock has traded since May 5, 1998 on the NASDAQ SmallCap market under the symbol "FCCN." The following table sets forth, for the periods indicated, the range of the high and low bid prices for the Common Stock as reported by NASDAQ. Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                        High            Low
                                                        ----            ---
Fiscal Year Ended December 31, 1998

Second Quarter
(commencing May 15, 1998)............................   5.25            4.25

Third Quarter........................................   8.125           2.125

Fourth Quarter.......................................   8.2188          2.375

Fiscal Year Ended December 31, 1999

First Quarter
(through March 15, 1999).............................   13.625          5.625

     On March 15, 1999, the last sale price for the Common Stock as reported by NASDAQ was $11.75 per share. The number of record holders of the Company's Common Stock was approximately 54 as of March 15, 1999. The Company believes that there are in excess of 400 beneficial owners of its Common Stock.

     Dividend Policy. To date, the Company has not declared or paid any cash dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition and other relevant factors. The Company presently intends to retain all earnings to finance the Company's continued growth and development of its business and does not expect to declare or pay any cash dividends in the foreseeable future.

     Recent Sales of Unregistered Securities. In October 1998, the Company issued 10 shares of Series A Preferred Stock to shareholders of WOWFactor, Inc. The Series A Preferred Stock is convertible into $1,000,000 in Common Stock of the Company in July 1999, subject to a maximum of 250,000 shares of Common Stock and a minimum of 20,000. In December 1998, the Company issued 113,364 shares of its Common Stock to the stockholder of Webspan, Inc. The foregoing issuances were made in reliance on Section 4(2) of the Securities Act of 1933. In March 1999, the Company sold 158,856 shares of its Common Stock to two institutional investors in reliance on Regulation D of the Securities Act of 1933. See Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

     Use of Proceeds. In May 1998, the Company consummated an initial public offering of 1,840,000 shares of Common Stock and warrants to purchase 1,840,000 shares of Common Stock (including 240,000 shares and 240,000 warrants issued pursuant to the exercise of an over-allotment option) and received net proceeds of approximately $5,800,000, after payment of underwriting discounts and commissions, fees and offering expenses. Since May 19, 1998 (the date of the closing of the initial public offering) through December 31, 1998, the Company used approximately $1,482,000 of the net proceeds for acquisitions and related expenses, $264,118 for a stock repurchase described below; $443,000 for the repayment of indebtedness (including $185,848 to affiliates); $366,000 for network and POP upgrades; and approximately $212,000 for marketing expenses.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor  Statement  under the Private  Securities  Litigation  Reform Act of
1995: The statements contained herein which are not historical facts are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act. These "forward looking statements" are subject to risks and uncertainties, including but not limited to, risks associated with the Company's future growth and operating results, the ability of the Company to successfully integrate newly acquired subscribers, business entities and personnel into its operations, changes in consumer preferences and demographics, technological change, competitive factors, unfavorable general economic conditions, Year 2000 compliance and other factors described herein. The Company assumes no obligation to update the forward looking information to reflect actual results or changes in the factors affecting such forward looking information. Actual results may vary significantly from such forward looking statements.

Overview

     The Company was organized in February 1997 as successor to the business of Hobbes & Co., LLC, INET Communications Company, LLC and Sara Girl & Co., LLC (collectively, the "Predecessor Companies"), limited liability companies organized in May and August 1995 and July 1996 to own and operate POPs. In May 1997, the Company effected a reorganization (the "Reorganization") pursuant to which the Predecessor Companies (i) transferred all of their assets, subject to all of their liabilities, to the Company, (ii) principal stockholders of the Company, exchanged their respective interests in the Predecessor Companies for promissory notes in the aggregate principal amount of $372,137 and (iii) each of the Predecessor Companies dissolved. The Company's financial statements include the accounts of the Company and the Predecessor Companies.

     The Company's revenues are derived primarily from providing Internet access services to individual and business subscribers. Revenues are comprised principally of recurring revenues from the Company's customer base, non-recurring start-up fees for X2 56K and leased line connections and from various ancillary services. The Company charges subscription fees, which are billed monthly or quarterly, in advance, typically pursuant to pre-authorized credit card accounts, or automatic bank transfers. The Company has not yet generated any revenues from CLEC or E-commerce activities.

     Monthly subscription service revenue is recognized over the period in which services are provided. Service revenues derived from dedicated access services, which require the installation and use of Company provided equipment at a subscriber's location, are recognized when the service is commenced. Fee revenues for ancillary services are recognized as services are performed.

     The Company's operating results may be significantly affected by subscriber attrition rates. Subscribers may discontinue service without penalty at any time, and there can be no assurance that the Company will not be subject to significant subscriber attrition.

     Acceleration in the growth of the Company's subscriber base or changes in usage patterns among subscribers may increase operating costs. Acceleration in the growth of the subscriber base could require the Company to hire additional personnel and increase the Company's expenses related to marketing, network infrastructure and customer support sooner than anticipated. An increase in peak time usage or an overall increase in usage by subscribers could adversely affect the Company's ability to consistently meet the demand for its access services. As a result, the Company may be required to hire additional personnel and increase expenses related to network infrastructure capacity with minimal corresponding increases in revenue on a per subscriber basis.

Acquisitions

     The Company has expanded its operations through internal growth and acquisitions, which has placed and may continue to place a significant strain on its management, personnel, administrative, operational, financial and other resources. To successfully manage its growth, the Company will be required to continue to implement and improve its information and operating systems, hire, train and manage an increasing number of management and other personnel and monitor its operations. There can be no assurance that the Company will be able to successfully manage its expanded operations.

WOWFactor, Inc.

     On October 9, 1998, the Company acquired all of the issued and outstanding capital stock of WOWFactor, Inc. ("WOWFactor"), a company engaged in the business of promoting e-commerce through its Web sites primarily for women's businesses. The Company issued to the stockholders of WOWFactor ten shares of newly created Series A Preferred Stock, which is convertible on July 15, 1999 into Common Stock with a market value of $1,000,000, subject to a maximum issuance of 250,000 shares of Common Stock. In addition, to the extent that the Company's Common Stock has a market value on July 15, 1999 of (i) less than $3.00 per share or (ii) greater than $3.00 per share but less than $4.00 per share, the Company agreed to issue to the WOWFactor stockholders options to purchase up to an aggregate of 100,000 or 50,000 shares of Common Stock, respectively.

Roxy Systems, Inc. d/b/a Magic Carpet

     On October 9, 1998, the Company acquired substantially all of the assets used in the business of Roxy Systems, Inc. d/b/a Magic Carpet in consideration of $75,000 in cash and the assumption of approximately $61,000 of liabilities. At the time of the acquisition, Magic Carpet was an Internet service provider with approximately 1,000 subscribers in Orange County, New York.

US Online, Inc.

     On October 23, 1998, the Company acquired assets used in the business of US Online, Inc. ("US Online"), including a POP the Philadelphia area, and assumed two of US Online's executory contracts for consideration of $570,000 in cash paid upon closing. At the time of the acquisition, US Online was engaged in the business of providing Internet access, Web hosting and leased communications lines to approximately 3,500 subscribers in New York, New Jersey and Pennsylvania.

Webspan, Inc.

     On December 17, 1998, the Company acquired substantially all of the assets used in the business of Webspan Communications, Inc. ("Webspan") in consideration of $500,000 in cash and an aggregate of 113,364 shares of Common Stock. At the time of the acquisition, Webspan was an Internet service provider with approximately 9,000 subscribers in New York and New Jersey.

     The acquisitions resulted in the Company recording intangible assets of approximately $3,215,000 at December 31, 1998 which are being amortized over a period of three years. See Note 4 to Notes to Consolidated Financial Statements.

Results of Operations

     Comparison of the Years ended December 31, 1998 and 1997

Revenues: Revenues for the year ended December 31, 1998 were $574,964 compared to $321,706 for the year ended December 31, 1997. The increase was attributable to an expanded subscriber base. The Company had approximately 15,000 and 1,400 subscribers at December 31, 1998 and 1997, respectively. The increase in subscriber base was principally due to acquisitions.

Cost of Revenues: Cost of revenues for 1998 were $651,378 compared to $ 251,298 for 1997. Cost of revenues as a percentage of revenues for 1998 was 113.3% compared to 78.1 for 1997. The increase in cost of revenues was due to increased communication, depreciation and technical personnel expenses incurred to support the increased subscriber base and in anticipation of future subscriber growth. The Company expects these costs to increase in absolute dollars as additional subscribers are added.

Operating Expenses: Operating expenses were $1,744,029 compared to $2,077,883 for 1998 and 1997, respectively. Operating expenses for 1998 and 1997 included non-cash compensation charges of $175,137 and $ 1,537,000, respectively. Excluding the non-cash charges, operating expenses increased by $ 1,028,009 in 1998 compared to 1997. This increase in operating expenses was attributable to higher advertising, payroll, professional fees and rent expenses incurred in 1998 to support the increased revenue base and in anticipation of future growth. Management anticipates future increases in operating expenses related to advertising, rent payroll, depreciation and professional fees.

Interest Income: Interest income net of interest expense for 1998 was $73,344 compared to net interest expense of $28,421for 1997. The increase in interest income was due to investment of unutilized proceeds of the Company's initial public offering.

Net Loss: The Company has incurred significant losses and anticipates that it will continue to incur losses until sufficient revenues are generated to offset the substantial up-front expenditures and operating costs associated with attracting and retaining additional subscribers. For the years ended December 31, 1998 and 1997, the Company incurred net losses of $1,744,099 and $ 2,037,417, respectively. There can be no assurance that the Company will be able to attract and retain a sufficient number of subscribers to significantly increase its revenues or ever achieve profitable operations.

Liquidity and Capital Resources

     In May 1997, the Company consummated a private placement pursuant to which it issued 200,000 shares of Common Stock and received proceeds of $400,000.

     In December 1997, the Company consummated a private placement pursuant to which it issued (i) $150,000 principal amount of promissory notes and (ii) warrants to purchase 300,000 shares of Common Stock at an exercise price of $5.00 per share. The notes were repaid in May 1998.

     In May of 1998, the Company completed an initial public offering of its securities and received net proceeds of approximately $5.8 million. Out of the proceeds $443,000 was used for repayment of indebtedness (including $185,848 to affiliates), and $264,113 was used to repurchase 231,520 shares of the Company's Common Stock. The Company completed four acquisitions in 1998 and used approximately $1,482,000 for the cash portion of the purchase price and related expenses. The remaining proceeds, after meeting the Company's working capital and capital expenditure requirements, are currently held in interest-bearing bank accounts.

     The Company's working capital at December 31, 1998 was $1,245,536 compared to a working capital deficit of $423,369 at December 31, 1997. The increase in working capital was due to receipt of the proceeds of the Company's initial public offering.

     In March 1999, the Company sold 158,856 shares of its Common Stock to two investors for an aggregate purchase price of $2,000,000. The Company agreed to include the shares (as well as the shares underlying the warrants described below) in a registration statement filed with the Securities and Exchange Commission by May

26, 1999 and granted repricing rights with respect to the shares, subject to a maximum issuance of 450,000 shares. The Company may, at any time prior to the effectiveness of registration, redeem the Common Stock issued in its entirety for a premium. The Company also issued warrants to purchase an aggregate of 21,662 shares of common stock at an exercise price of $13.849 per share. The warrants are exercisable on or before March 25, 2002.

     The Company's primary capital requirements are to fund acquisition of subscriber bases and related Internet businesses, establish additional POPs, install network equipment, lease space for consolidated POPs, and working capital. To date, the Company has financed its capital requirements primarily through issuance of debt and equity securities. The Company currently does not have any lines of credit. The availability of capital sources is dependent upon prevailing market conditions, interest rates, and financial condition of the Company.

     The Company's capital expenditures for 1999 are expected to range between $300,000 to $400,000. In addition, the Company has issued purchase orders to purchase communications equipment and professional services in the aggregate amount of $2,000,000 from a major telecommunications equipment manufacturer. The manufacturer would provide the necessary financing through a lease. The transaction is subject to the negotiation and execution of a definitive agreement. The Company believes that its available cash resources supplemented by potential lease financing for the equipment will be sufficient to support the working capital expenditure requirements through at least the end of 1999.

Year 2000

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000"problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate wrong data or fail. The Year 2000 problem is pervasive and complex, as virtually every company's computer operations will potentially be affected in some way.

     The Company is currently engaged in a phased process to evaluate its internal status with respect to the Year 2000 issue. In the first phase, completed in the fourth quarter of 1998, Frontline conducted an assessment of its systems including both IT systems and non-IT systems such as hardware containing embedded technology, for Year 2000 compliance. The network systems of the Company's operating regions are substantially similar in technology. If issues are uncovered and resolved during the assessment of the east coast operating region, such resolutions will be directly applied to other operating regions.

     The Company utilized certain employees in its evaluation of possible Year 2000 problems. The costs and expenses of such employees have not been material. To date, the Company has not discovered Year 2000 issues in the course of its assessment that would have a material adverse effect on its business, results of operations or financial condition; however, the Company cannot assure that all Year 2000 issues were discovered during the assessment or that it will not discover additional Year 2000 issues that could have such an effect.

     Phase two of the Company's phased process, which is expected to be completed during the second quarter of 1999, will involve taking any needed corrective action to bring systems into compliance and to develop a contingency plan in the event any non-compliant critical systems remain by January 1, 2000. The continued consolidation of the Company's operations, provisioning of national operation systems, and standard maintenance updates is critical to the successful completion of the Company's Year 2000 plan. As part of phase two, the Company will attempt to quantify the impact, if any, of the failure to complete any necessary corrective action. Although the Company cannot currently estimate the magnitude of such impact, if systems material to its operations have not been made Year 2000 compliant upon completion of this phase, the Year 2000 issue could materially adversely affect the Company.

     To date, the costs incurred with respect to phase two have not been material. Future costs are difficult to estimate; however, the Company does not currently anticipate that such costs will be material. Concurrently with the analysis of the Company's internal systems, the Company has begun to survey third-party entities with which it transacts business, including critical vendors and financial institutions, for Year 2000 compliance. With respect to the most critical vendors, the Company is in the process of evaluating the Year 2000 preparedness of its telecommunications providers, on which the Company is reliant for the network services crucial to Web hosting and Internet connectivity services. The Company is actively working to mitigate any potential impact by maintaining diverse providers for such network services. However, failure of any one provider may have a material adverse impact on the Company's operations. The Company expects to complete this survey in the Third quarter of 1999. At this time the Company cannot estimate the effect, if any, that non-compliant systems at these entities could have on the Company, and the Company cannot assure that the impact, if any, will not be material.

Effect of Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any effect on its financial statements.

Item 7.  Financial Statements.

     The financial statements appear in a separate section of this report following Part III.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

     PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The directors and executive officers of the Company are as follows:
1

Name                          Age     Position
----                          ---     --------
Stephen J. Cole-Hatchard      41      Chairman of the Board, Chief Executive Officer and
                                      President

Nicko Feinberg                27      Chief Information Officer, Executive Vice President of
                                      Technology and Director

Michael Olbermann             42      Chief Operating Officer, Executive Vice President and
                                      Director

Vasan Thatham                 41      Chief Financial Officer and Vice President

Amy Wagner-Mele               30      Executive Vice President, Secretary and General Counsel

Ronald C. Signore             38      Director

Ronald Shapss                 52      Director

Margaret McGillin             37      Executive Vice President of Sales and Marketing

     Stephen J. Cole-Hatchard has been Chairman, Chief Executive Officer and President of the Company since August 1997. Mr. Cole-Hatchard was Vice President of Finance of the Company from February 1997 to August 1997 and has been a director of the Company since February 1997. Prior to joining the Company, Mr. Cole-Hatchard was Chief Financial Officer for Hudson Technologies, Inc. from 1993 to 1997. A 1989 cum laude graduate of Pace Law School, Mr. Cole-Hatchard is a member of the bar of the State of New York.

     Nicko Feinberg has been a director and Vice President of Technology of the Company since November 1996 and Chief Information Officer since August 1997. From April 1994 to October 1996, Mr. Feinberg was a Sales Manager and, from
April 1991 to April 1994, a Sales Account Executive for Microage Computer Outlet, Inc., a company engaged in computer sales and training.

     Michael Olbermann has been Chief Operating Officer since September 1997 and a director of the Company since February 1997. Mr. Olbermann was also Vice President of Business Development from February 1997 until September 1997. Mr. Olbermann has owned and operated Rock House Construction Co., Inc., a company engaged in commercial and residential construction, since 1986.

     Vasan Thatham has been Vice President and Chief Financial Officer of the Company since February, 1999. Prior to joining the Company, from 1994 through 1998. Mr. Thatham was Vice President and Chief Financial Officer of Esquire Communications Ltd., a company engaged in providing legal support services. From 1987 to 1993, Mr. Thatham was comptroller and ultimately Chief Financial Officer of Strings Ltd., a specialty retail chain. From 1978 to 1987, Mr. Thatham held various positions with Ernst & Young in Kuwait and KMPG Peat Marwick in India. Mr. Thatham is a chartered accountant under the laws of India.

     Amy Wagner-Mele has been Vice President, Secretary and Corporate Counsel of the Company since

September 1998, and was recently promoted to Executive Vice President, General Counsel. Prior to joining the Company, Ms. Wagner-Mele was an associate with the New York office of Winston & Strawn, an international Corporate/litigation firm, where she litigated securities actions, contract disputes and appellate matters. From 1993 to 1997, Ms. Wagner-Mele was an associate with Podvey, Sachs, Meanor, Catenacci, Hildner & Cocoziello, P.C. in Newark, New Jersey, where she handled a variety of corporate litigation matters, from filing through appeal. Ms. Wagner-Mele received her juris doctor from the New York University School of Law in 1993. She received her bachelor's degree, magna cum laude, from the University of Delaware in 1990. She is admitted to the New York and New Jersey bars.

     Ronald C. Signore has been a director of the Company since December 1997. Mr. Signore, a Certified Public Accountant licensed in New York and New Jersey, has been a partner in the accounting firm of Robert Gray & Co., LLP, for more than the past five years.

     Ronald Shapss has been a director of the Company since December 1997. Mr. Shapss is the founder of Ronald Shapss Corporate Services, Inc., ("RSCS") a company engaged in consolidating fragmented industries since 1992. RSCS was instrumental in facilitating the roll-up of several companies into such entities as U.S. Delivery, Inc., Consolidated Delivery & Logistics, Inc. and Corestaff, Inc. Mr. Shapss was also the founder of Coach USA, Inc. and is presently on the advisory boards of Consolidated Partners Founding Fund, L.L.C., and 1+ USA, Inc., which founded Advanced Communications Group, Inc. (ADG), a CLEC which trades on the New York Stock Exchange. A 1970 graduate of Brooklyn Law School, Mr. Shapss is a member of the New York bar.

     Margaret McGillin has been Vice President of Marketing and Sales of the Company since October 1998 and was recently promoted to Executive Vice President of Marketing and Sales. She is also President of WOWFactor. Ms. McGillin earned her MBA from The Leonard N. Stern School of Business at New York University and a bachelor's degree from Northeastern University with degrees in marketing, finance and international business. During her 15 year career, Ms. McGillin has served as Account Director for Modem Media, and as District Product Manager for AT &T, before founding WOWFactor, Inc. in 1995. Ms. McGillin is an active lecturer and panelist on issues concerning women in marketing and technology. Her memberships include: Women in New Media, Women, Inc., The National Association of Female Executives, The National Association of Women Business Owners, George Dean's 50/50 by 2000, and the New York New Media Association.

     All directors hold office until the next annual meeting of stockholders for the ensuing year or until their successors have been duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. The Company has established an Audit Committee of the Board of Directors consisting of Messrs. Signore and Shapss.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulations to furnish us with copies of all forms that they files pursuant to Section 16(a).

     Based solely upon our review of the copies of such forms that we received, we believe that, during the year ended December 31, 1998, all filing requirements applicable to our officers, directors, and greater than 10% shareholders were complied with.

Item 10.  Executive Compensation.

Executive Compensation

     The following table sets forth the compensation paid to the Company's Chief Executive Officer (the "Named Executive") for the fiscal year ended December 31, 1998. No other executive officer of the Company received aggregate compensation which exceeded $100,000 during such year.


Summary Compensation Table

                                                                                                   Long-Term
                                                        Annual Compensation                  Compensation Awards($)
                                               -----------------------------------          -----------------------
Name and Principal Position      Year          Salary($)   Bonus($)   Other Annual          Restricted   Securities
                                                                      Compensation          Stock Award  Underlying
                                                                                                         Options/
                                                                                                         SARs(#)

Stephen J. Cole-Hatchard,        1998          $34,846                                                   79,000
Chief Executive Officer                        =======                                                   =====


     The following table discloses options granted during the fiscal year ended December 31, 1998 to the Named Executive:

                                  OPTION/SAR GRANTS IN FISCAL YEAR ENDING DECEMBER 31, 1998

                        Number of
                    Shares Underlying   % of Total Options Granted to  Exercise Price
Name                 Options Granted       Employees in Fiscal Year       ($/share)       Expiration Date
-----------------   -----------------   -----------------------------  --------------     ---------------

Stephen J. Cole          79,000                     18.54%                  2.50              10/08/03
Hatchard                 ======

     The following table sets forth information concerning the number of options owned by the Named Executive and the value of any in-the-money unexercised options as of December 31, 1998. No options were exercised by the Named Executive during fiscal 1998:

                                          Aggregated Option Exercises
                                       And Fiscal Year-End Option Values
                       ---------------------------------------------------------------------

                       Number of Securities Underlying     Value of Unexercised In-the-Money
                           Unexercised Options at               Options at December 31,
                              December 31, 1998                         1998(1)
                       -------------------------------     ---------------------------------
Name                   Exercisable       Unexercisable     Exercisable        Unexercisable

Stephen J. Cole-          79,000              -0-            $333,301               -0-
-Hatchard



----------
(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year end market value of our common stock. An option is "in-the-money" if the fiscal year end fair market value of our common stock exceeds the option exercise price. The closing sale price of our common stock on December 31, 1998 was $6.719.


Employment Agreements

     The Company has entered into three-year employment agreements with each of Messrs. Feinberg, Cole-Hatchard and Olbermann which provide for an annual base compensation of not less than $88,000, $45,000, and $88,000, respectively, and such bonuses as the Board of Directors may, in its sole discretion, from time to time determine. The Company also entered into a three-year employment agreement with Margaret M. McGillin pursuant to which Ms. McGillin agreed to serve as Executive Vice President of Sales of the Company at a salary of $82,000 per annum, for year one, and not less than $98,000 per annum for year two and thereafter. The Company also entered into a three-year employment agreement with Amy Wagner-Mele pursuant to which Ms. Wagner-Mele agreed to serve as Corporate Counsel at a salary of not less than $98,000 per annum. The employment agreements provide for employment on a full-time basis and contain a provision that the employee will not compete or engage in a business competitive with the current or anticipated business of the Company during the term of the employment agreement and for a period of two years thereafter.

Director Compensation

     The Company does not currently pay its employee directors any fees for attending Board meetings. The Company pays non-employee directors $3,000 per annum for attending Board Meetings.

     In December 1997, the Company entered into a consulting agreement with Mr. Shapss which provides for Mr. Shapss to assist the Company with mergers and acquisitions. In consideration of such services, the Company issued to Mr. Shapss 100,000 shares of Common Stock and non-plan options to purchase 80,000 shares of Common

Stock at an exercise price of $2.00 per share. The Company also agreed to pay to Mr. Shapss $2,000 per month through May 1999.

1997 Stock Option Plan

     In February 1997, the Board of Directors and stockholders of the Company adopted the 1997 Stock Option Plan (the "Plan"), pursuant to which 500,000 shares of Common Stock are reserved for issuance upon exercise of options. The Plan is designed to serve as an incentive for retaining qualified and competent employees, directors and consultants.

     The Company's Board of Directors, or a committee thereof, administers the Plan and is authorized, in its discretion, to grant options thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of, and consultants to, the Company. The Plan provides for the granting of both "incentive stock options" (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options. Options can be granted under the Plan on such terms and at such prices as determined by the Board of Directors, or a committee thereof, except that the per share exercise price of options will not be less than the fair market value of the Common Stock on the date of grant. In the case of an incentive stock option granted to a stockholder who owns stock of the Company possessing more than 10% of the total combined voting power of all classes of stock ("10% stockholder"), the per share exercise price will not be less than 110% of such fair market value. The aggregate fair market value (determined on the date of grant) of the shares covered by incentive stock options granted under the Plan that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit.

     Options granted under the Plan will be exercisable during the period or periods specified in each option agreement. Options granted under the Plan are not exercisable after the expiration of ten years from the date of grant (five years in the case of incentive stock options granted to a 10% stockholder) and are not transferable other than by will or by the laws of descent and distribution.

     As of December 31, 1998, the Company has granted options to purchase an aggregate of 583,000 shares of Common Stock (net of forfeitures) under the Plan at an exercise price ranging from $2.00 to $5.18 per share; 83,000 of the options are subject to shareholder approval prior to issuance.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information, as of March 15, 1999 relating to the beneficial ownership of shares of Common Stock by: (i) each person or entity who is known by the Company to own beneficially five percent or more of the outstanding Common Stock; (ii) each of the Company's directors; and
(iii) all directors and executive officers of the Company as a group.

                   Name of                         Number of Shares      Percentage of Shares
              Beneficial Owner                  Beneficially Owned (1)    Beneficially Owned
-----------------------------------------       ----------------------   --------------------
Nicko Feinberg                                          296,000(2)               9.1%
Stephen J. Cole-Hatchard                                296,000(3)               8.9%
Michael Olbermann                                       228,000(2)               7.0%
Ronald Shapss                                           200,000                  6.2%
Ronald Signore                                           67,400(4)               2.0%
All directors and executive officers as a             1,122,400(5)              32.0%
group (eight persons)


(1)  The Company  believes  that all persons named in the table have sole voting
     and   investment   power  with  respect  to  all  shares  of  Common  Stock
     beneficially owned by them.

(2)  Includes options to purchase 40,000 shares of Common Stock.

(3) Includes 144,000 shares held by the Cole-Hatchard Family Limited Partnership, of which Mr. Cole-Hatchard is the general partner, and optins to purchase 99,000 shares of Common Stock. Does not include 20,000 shares held by Mr. Cole-Hatchard's mother and brother and warrants to purchase 64,000 shares held by Mr. Cole-Hatchard's mother.

(4) Includes (i) warrants to purchase 39,200 shares of Common Stock held by The Rough Group, of which Mr. Signore is a general partner, (ii) 3,200 shares of Common Stock held by The Rough Group and (iii) options to purchase 25,000 shares of Common Stock held by Mr. Signore. Mr. Signore disclaims beneficial ownership of other securities held by The Rough Group.

(5)  Includes options and warrants to purchase 278,200 shares of Common Stock.

Item 12.  Certain Relationships and Related Transactions.

     In May 1997, the Company effected the Reorganization pursuant to which it issued promissory notes in the amounts of $141,800, $66,800 and $163,537, respectively, to Messrs. Nicko Feinberg and Stephen J. Cole-Hatchard, officers and directors of the Company, and Mr. Michael Char, a former officer and director of the Company. Included in such indebtedness was $21,737 and $35,000, respectively, of advances made to the Company by Messrs. Char and Cole-Hatchard to establish additional POPs. The promissory notes were issued to Messrs. Feinberg, Char and Cole-Hatchard in partial consideration of their efforts in founding the Predecessor Companies.

     In August 1997, the Company borrowed $60,000 from Mr. Cole-Hatchard bearing interest at the rate of 9.25%, per annum. The Company repaid $30,000 of such indebtedness in December 1997. The balance was repaid in May 1998, directly to Mr. Cole-Hatchard's lender, Provident Savings Bank.

     In March 1998, the Company entered into a settlement agreement with Mr. Char pursuant to which Mr. Char discontinued a lawsuit and released the Company from all claims (including for monies owed) in consideration of (i) an up-front payment of $65,000 and (ii) a payment of $435,000 in May 1998 to (a) satisfy $240,000 of existing obligations due to Mr. Char (including $15,000 of legal fees) and (b) repurchase 231,520 shares from Mr. Char.

     In May 1998, the Company repaid $20,000 of indebtedness to each of Messrs. Cole-Hatchard and Feinberg. The balance of the indebtedness owed to Messrs. Cole-Hatchard and Feinberg of $46,800 and $121,800, respectively (aggregating $168,600) bears interest at the rate of 8% per annum.

     Mr. Cole-Hatchard's mother and brother purchased 12,000 shares and 8,000 shares, respectively, at $2.00 per share, pursuant to the Company's private placement in May 1997. The Rough Group, a general partnership of which Mr. Signore, a director of the Company, is a general partner, purchased 16,000 shares pursuant to the Company's private placement in May 1997. In addition, Mr. Cole-Hatchard's mother and The Rough Group purchased $40,000 and $85,000, respectively, principal amount of promissory notes pursuant to the Company's December 1997 private placement, and received warrants to purchase 64,000 and 196,000 shares, respectively, at an exercise price of $5.00 per share. The notes were repaid in May 1998.

     In August 1998, Mr. Cole-Hatchard borrowed $46,800 from the Company evidenced by a demand promissory note bearing interest at the rate of 8% per annum.

     In September 1998, Mr. Feinberg borrowed $55,000 from the Company evidenced by a demand promissory note bearing interest at the rate of 8% per annum. In October 1998, Mr. Feinberg borrowed an additional $42,000 on the same terms.

     The Company believes that the foregoing transactions were on terms no less favorable than those that could have been obtained from unaffiliated third parties. All future transactions between the Company and its affiliates will be on terms no less favorable than would be obtained from unaffiliated third parties.

Item 13.  Exhibits, Lists and Reports on Form 8-K.

(a)  Exhibits

     3.1   Certificate of Incorporation of the Company.+

     3.2   By-Laws of the Company.+

     4.1   Certificate of Designation of Series A Preferred Stock.++

     10.1 Employment Agreements with Messrs. Cole-Hatchard, Feinberg and Olbermann.+

     10.2  Employment Agreement with Ms. Margaret McGillin.++

     10.3 Stock Purchase Agreement dated as of October 1, 1998 by and among the Company, WOWFactor, Inc. and the WOWFactor stockholders.++

     10.4 Form of Registration Rights Agreement among the Company and the WOWFactor stockholders.++

     10.5 Asset Purchase Agreement dated as of October 9, 1998 by and between the Company and Roxy Systems, Inc. d/b/a Magic Carpet.++

     10.6 Letter Offer to Purchase Substantially all of the Assets of US Online, Inc.+++

     10.7 Asset Purchase Agreement dated as of November 24, 1998 by and among the Company, Webspan, and the sole stockholder of Webspan.++++

     10.8 Amendment to Asset Purchase Agreement dated December 17, 1998 by and among the Company, Webspan, and the sole stockholder of Webspan.++++

     10.9 Form of Registration Rights Agreement among the Company and the sole stockholder of Webspan.++++

     10.10 1997 Stock Option Plan of the Company.+

     10.11 Stock Purchase Agreement dated March 25, 1999, with Exhibit A

     10.12 Registration Rights Agreement dated March 25, 1999, with Exhibit A

     23.1  Subsidiaries

     27.1  Financial Data Schedule (SEC use only).

----------
     + Incorporated by reference to the applicable exhibit contained in the Company's Registration Statement on Form SB-2 (file no. 333-34115).

     ++ Incorporated by reference to the applicable exhibit contained in the Company's Current Report on Form 8-K dated October 9, 1998.

     +++ Incorporated by reference to the applicable exhibit contained in the Company's Current Report on Form 8-K dated October 23, 1998.

     ++++ Incorporated by reference to the applicable exhibit contained in the Company's Current Report on Form 8-K dated December 17, 1998.


(b)  Reports on Form 8-K filed during the quarter ended December 31, 1998:

     Form 8-K dated October 9, 1998 (as amended on Form 8-K/A dated December 23,
     1998) relating to the acquisition of WowFactor and Magic Carpet.

     Form 8-K dated  October 23, 1998 (as amended on Form 8-K/A dated January 6,
     1999) relating to acquisition of US Online, Inc.

     Form 8-K dated  December  17, 1998 (as amended on Form 8-K/A dated March 2,
     1999) relating to acquisition of Webspan Communications, Inc.

                                            Frontline Communications Corporation



                                                                        Contents

================================================================================

    Report of independent certified public accountants                      F-2

    Consolidated financial statements:
       Balance sheet                                                        F-3
       Statements of operations                                             F-4
       Statements of stockholders' equity (deficit)                         F-5
       Statements of cash flows                                             F-6
       Notes to consolidated financial statements                     F-7 - F-21

Report of Independent Certified Public Accountants



To the Board of Directors of
   Frontline Communications Corporation

We have audited the accompanying consolidated balance sheet of Frontline Communications Corporation (the "Company") as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles.


BDO Seidman, LLP


New York, New York

March 12, 1999, except for Note 13 which is as of March 26, 1999.

                                            Frontline Communications Corporation



                                                      Consolidated Balance Sheet

================================================================================


 December 31, 1998
------------------------------------------------------------------------------------------------------------
Assets
Current:
   Cash and cash equivalents                                                                     $ 1,994,711
   Accounts receivable, less allowances for doubtful accounts of $5,526                                3,327
   Notes receivable from stockholders (Note 3)                                                       143,800
   Prepaid expenses and other                                                                         58,281
------------------------------------------------------------------------------------------------------------
           Total current assets                                                                    2,200,119
Property and equipment, net (Note 5)                                                                 981,785
Intangibles, net (Note 4)                                                                          3,081,326
Other                                                                                                 23,173
------------------------------------------------------------------------------------------------------------
                                                                                                 $ 6,286,403
============================================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                              $   163,805
   Accrued expenses                                                                                  137,357
   Deferred revenue                                                                                  614,852
   Current portion of capitalized lease obligations (Note 7)                                          38,569
------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                                    954,583
Notes payable to stockholders (Note 6)                                                               168,600
Capitalized lease obligations - net of current portion (Note 7)                                      115,833
------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                          1,239,016
------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 8, 9 and 12)
Stockholders' equity (Notes 1, 2, 9, 10 and 12):
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
      10 issued and outstanding                                                                           --
   Common stock, $.01 par value, 10,000,000 shares authorized,
      3,361,364 issued                                                                                33,614
   Additional paid-in capital                                                                      9,121,533
   Accumulated deficit                                                                            (3,843,647)
------------------------------------------------------------------------------------------------------------
                                                                                                   5,311,500
   Treasury stock, at cost, 231,520 shares                                                          (264,113)
------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                                 5,047,387
------------------------------------------------------------------------------------------------------------
                                                                                                 $ 6,286,403
============================================================================================================

                    See accompanying notes to consolidated financial statements.

                                            Frontline Communications Corporation



                                           Consolidated Statements of Operations

================================================================================
 Year ended December 31,                                 1997           1998
--------------------------------------------------------------------------------
Revenues                                             $   321,706    $   574,964
Cost of revenues                                         251,928        651,378
--------------------------------------------------------------------------------
           Gross profit (loss)                            69,778        (76,414)
Operating expenses:
   Selling, general and administrative                   540,883      1,744,029
   Non-cash special compensation charge (Note 1)       1,537,000             --
--------------------------------------------------------------------------------
           Loss from operations                       (2,008,105)    (1,820,443)
Other income (expense):
   Interest income                                            --        108,194
   Interest expense                                      (28,421)       (31,850)
   Other                                                    (891)            --
--------------------------------------------------------------------------------
Net loss                                             $(2,037,417)   $(1,744,099)
================================================================================
Loss per share - basic and diluted                   $     (1.67)   $      (.72)
================================================================================
Weighted average number of shares outstanding -
   basic and diluted                                   1,218,000      2,435,035
================================================================================

                    See accompanying notes to consolidated financial statements.

                                            Frontline Communications Corporation



                       Consolidated Statements of Stockholders' Equity (Deficit)

====================================================================================================================================


Years ended December  31, 1997 and 1998
------------------------------------------------------------------------------------------------------------------------------------

                                       Preferred stock               Common stock          Additional                     Stock
                                  --------------------------   --------------------------   paid-in      Accumulated   subscriptions
                                    Shares        Amount         Shares        Amount       capital        deficit      receivable
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                --       $--                 --       $     --    $    6,000   $   (62,131)    $    --
Frontline reorganization
   (Note 2)                               --        --            640,000          6,400      (325,000)           --          --
Shares issued as compensation
   (Note 9)                               --        --            100,000          1,000       199,000            --          --
Shares issued as compensation
   (Note 1)                               --        --            820,000          8,200     1,230,000            --      (6,000)
Officer salary contributed to
   capital                                --        --                 --             --         3,000            --          --
Private placement  sale of
   shares at $2 per share                 --        --            200,000          2,000       398,000            --          --
Common stock options issued for
   services (Note 9)                      --        --                 --             --       108,000            --          --
Warrants issue to debtholders
   (Note 6)                               --        --                 --             --        24,000            --          --
Recapitalization (4-for-5
   reverse split)(Note 10)                --        --           (352,000)        (3,520)        3,520            --          --
Net loss                                  --        --                 --             --            --    (2,037,417)         --
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                      1,408,000         14,080     1,646,520    (2,099,548)     (6,000)
Payment of stock subscription             --        --                 --             --            --            --       6,000
Initial public offering of
   common stock, net (Note 1)             --        --          1,840,000         18,400     5,792,005            --          --
Purchase of treasury stock, at
   cost (231,520 shares)
   (Note 12)                              --        --                 --             --            --            --          --
Common stock options issued for
   services (Note 9)                      --        --                 --             --       175,137            --          --
Preferred shares issued for
   acquisition of subsidiary
   (Note 4)                               10        --                 --             --     1,000,000            --          --
Shares issued to acquire
   business (Note 4)                      --        --            113,364          1,134       507,871            --          --
Net loss                                  --        --                 --             --            --    (1,744,099)         --
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                10       $--          3,361,364        $33,614    $9,121,533   $(3,843,647)    $    --
====================================================================================================================================

--------------------------------------------------------------
                                                    Total
                                     Treasury    stockholders'
                                    stock, at       equity
                                       cost        (deficit)
--------------------------------------------------------------
Balance, December 31, 1996           $     --    $   (56,131)
Frontline reorganization
   (Note 2)                                --       (318,600)
Shares issued as compensation
   (Note 9)                                --        200,000
Shares issued as compensation
   (Note 1)                                --      1,232,200
Officer salary contributed to
   capital                                 --          3,000
Private placement  sale of
   shares at $2 per share                  --        400,000
Common stock options issued for
   services (Note 9)                       --        108,000
Warrants issue to debtholders
   (Note 6)                                --         24,000
Recapitalization (4-for-5
   reverse split) (Note 10)                --             --
Net loss                                   --     (2,037,417)
--------------------------------------------------------------
Balance, December 31, 1997                 --       (444,948)
Payment of stock subscription              --          6,000
Initial public offering of
   common stock, net (Note 1)              --      5,810,405
Purchase of treasury stock, at
   cost (231,520 shares)
   (Note 12)                         (264,113)      (264,113)
Common stock options issued for
   services (Note 9)                       --        175,137
Preferred shares issued for
   acquisition of subsidiary
   (Note 4)                                --      1,000,000
Shares issued to acquire
   business (Note 4)                       --        509,005
Net loss                                   --     (1,744,099)
--------------------------------------------------------------
Balance, December 31, 1998          $(264,113)   $ 5,047,387
==============================================================

          See accompanying notes to consolidated financial statements.

                                            Frontline Communications Corporation


                                           Consolidated Statements of Cash Flows

================================================================================

Year ended December 31,                                                       1997          1998
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                               $(2,037,417)   $(1,744,099)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                          44,558        220,575
        Officer salary contributed to capital                                   3,000             --
        Noncash compensation charge                                         1,537,000        175,137
        Allowance for doubtful accounts                                        16,666        (11,140)
        Accounts receivable write-off                                           8,605             --
        Changes in assets and liabilities, net of effects from
           acquisitions in 1998:
              Accounts receivable                                             (35,169)        25,561
              Notes receivable from stockholders                                   --       (143,800)
              Prepaid expenses and other                                       (5,479)       (49,754)
              Other assets                                                    (16,354)        (5,206)
              Accounts payable and accrued expenses                           300,816        (58,012)
              Interest due on stockholders loans                               19,452             --
              Deferred revenue                                                 24,385         46,467
----------------------------------------------------------------------------------------------------
                Net cash used in operating activities                        (139,937)    (1,544,271)
----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisition of property and equipment                                     (176,304)      (423,297)
   Acquisition of businesses                                                       --     (1,481,820)
----------------------------------------------------------------------------------------------------
                Net cash used in investing activities                        (176,304)    (1,905,117)
----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Repayments of stockholder loans                                            (45,266)      (378,989)
   Proceeds from stockholder loans, net                                       230,000             --
   Proceeds from sale of common stock                                         400,000          6,000
   Proceeds from initial public offering of common stock                           --      6,041,476
   Registration costs                                                        (231,071)            --
   Payments to acquire treasury stock                                              --       (264,113)
----------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                     353,663      5,404,374
----------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                      37,422      1,954,986
Cash and cash equivalents, beginning of year                                    2,303         39,725
----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                    $    39,725    $ 1,994,711
====================================================================================================
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                 $    10,451    $    31,000
Noncash investing and financing activities:
   Common stock issued for reduction of stockholder loans                       9,600             --
   Notes payable to stockholders issued as distributions                      325,000             --
   Capital lease obligations incurred                                              --        207,725
   Preferred shares issued to acquire subsidiaries                                 --      1,000,000
   Common stock issued to acquire business                                         --        509,005
====================================================================================================

                    See accompanying notes to consolidated financial statements.

                                            Frontline Communications Corporation



                                      Notes to Consolidated Financial Statements

================================================================================

1.   Summary of        Business
     Significant
     Accounting        Frontline Communications  Corporation ("Frontline" or the
     Policies          "Company")   is  an   internet   service   provider   and
                       Competitive  Local Exchange  Carrier ("CLEC") that offers
                       E-commerce and internet access to individual and business subscribers located in the Northeast United States.

                       Frontline consummated an initial public offering ("IPO") during May 1998 and raised net proceeds of $5,810,405 (see Note 10).

                       Reorganization and Principles of Combination

                       The consolidated financial statements include the accounts of Hobbes & Co., LLC ("Hobbes"), INET Communications Company, LLC ("INET") and Sarah Girl &
                       Co., LLC ("Sarah Girl"), (collectively the "Predecessor Companies") and Frontline Communications Corporation. As described more fully in Note 2, on May 30, 1997,
                       Frontline acquired the net assets of the Predecessor Companies. For accounting purposes, the business consolidation has been accounted for as if the acquirer was Hobbes. With respect to the acquisition of INET, the acquisition has been accounted for as a consolidation of entities under common control in a manner similar to a pooling of interests and reflects the consolidated financial position, operating results and cash flows of Hobbes and INET as if they had been consolidated for all periods presented. With respect to Sarah Girl and Frontline, the business consolidation has been accounted for using purchase accounting, which resulted in the recording of a special non-cash charge of $1,230,000. The non-cash charge represents the estimated fair market value of the Company's 820,000 shares of common stock issued to certain founding shareholders in February 1997 for current and future services. An additional non-cash charge was taken for the value of services on stock issued to a director. The Predecessor Companies were dissolved and Frontline is the continuing legal entity. All intercompany accounts and transactions have been eliminated.

                                            Frontline Communications Corporation



                                      Notes to Consolidated Financial Statements

================================================================================

                       Principles of Consolidation

                       The  consolidated   financial   statements   include  the
                       accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

                       Property, Equipment and Depreciation

                       Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed over the estimated useful lives of the assets using the straight-line method.

                       The following estimated useful lives are applied in the computation of depreciation and amortization:

                                                                           Years
                       ---------------------------------------------------------
                       Computer and office equipment                         3-5
                       Furniture and fixtures                                  5
                       Leasehold improvements                         Lease term
                       =========================================================

                       Intangible Assets

                       Intangible assets include goodwill, the excess of the cost of purchased businesses over the fair value of the net acquired, and purchased customer bases. Amortization is computed using the straight-line basis over three years, the expected benefit period.

                       Revenue Recognition

                       Monthly subscription service revenue is recognized over the period in which services are provided. Service revenues derived from dedicated access services, which require the installation and use of Company provided equipment at subscriber's location, are recognized when the service is commenced. Fee revenues for ancillary
                       services  are   recognized  as  services  are  performed.
                       Deferred revenue, represents pre-paid access fees by subscriber.

                       Long-Lived Assets

                       Long-Lived assets, such as property and equipment, intangibles and customer bases, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No write downs were necessary for the years ended December 31, 1997 and 1998.

                                            Frontline Communications Corporation



                                      Notes to Consolidated Financial Statements

================================================================================

                       Income Taxes

                       Deferred income taxes are provided on differences between the financial reporting and income tax bases of assets and liabilities based upon statutory tax rates enacted for future periods. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                       Use of Estimates

                       In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the Company's estimates and assumptions used in the financial statements relate to the Company's industry which are subject to rapid technological change. It is reasonably possible that changes may occur in the near term that would affect Managements' estimates with respect to the carrying values of plant and equipment, intangibles and customer bases.

                       Credit Risk

                       Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company's cash investments are placed with high credit quality financial institutions and may exceed the amount of federal deposit insurance. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base.

                       Cash and Cash Equivalents

                       The Company considers all highly liquid money market instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalent instruments were $-0- and $1,766,267 at December 31, 1997 and 1998, respectively.

                                            Frontline Communications Corporation



                                      Notes to Consolidated Financial Statements

================================================================================

                       Financial Instruments

                       The carrying amounts of financial instruments including cash, accounts receivable, notes receivable from (payable to) stockholders and accounts payable approximated fair value as of December 31, 1998, because of the relatively short maturity of these instruments.

                       Stock-Based Compensation

                       The Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company adopted the employee stock-based compensation provisions of SFAS No. 123 by disclosing the pro forma net income and pro forma net income per share amounts assuming the fair value method. Stock arrangements with non-employees, if applicable, are recorded at fair value.

                       Advertising

                       All costs associated with advertising services are expensed in the period incurred. Advertising expense was approximately $28,000 and $ 136,000 for the years ended December 31, 1997 and 1998, respectively.

                       Loss Per Share

                       The Company has adopted SFAS No. 128, "Earnings per Share," which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. Diluted earnings per share amounts have not been reported becuase the Company has a net loss and the impact of the assumed conversion of preferred stock and exercise of stock options and warrants would be anti-dilutive.

                                            Frontline Communications Corporation



                                      Notes to Consolidated Financial Statements

================================================================================

                       Effect of Recent Accounting Pronouncements

                       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any effect on its financial statements.


2.   Reorganization    On May 30, 1997, the Predecessor  Companies were acquired
                       by  the  Company  by  issuing  three  notes   aggregating
                       $325,000 (see Note 5) for all the membership interest in the Predecessor Companies. For accounting purposes Hobbes has been considered to be the acquirer. As a result, the business consolidation of Hobbes and INET has been accounted for as a consolidation of entities under common control in a manner similar to a pooling of interests.
                       The business consolidation with Sarah Girl and Frontline have been accounted for as purchases. The net assets and operations of Sarah Girl and Frontline are not material to the Company's consolidation financial statements.
                       Notes payable to the members of the Predecessor Companies are accounted for as distributions in the accompanying consolidated statements of stockholders' equity.


3.   Notes Receivable  During August and October 1998, the Company made advances
     from              aggregating  $143,800  to two of  its  stockholders.  The
     Stockholders      notes are due on demand and bear  interest at 8% which is
                       offset   against   the   interest  payable  owing to  the
                       stockholders (see Note 6).

                                            Frontline Communications Corporation



                                      Notes to Consolidated Financial Statements

================================================================================

4.   Acquisition of    During 1998, the Company made the following  acquisitions
     Businesses        all of which were accounted for using the purchase method
                       of accounting with the results of each acquisition included in the consolidated financial statements from the respective acquisition date. The acquisition resulted in intangibles of $3,215,226, which are being amortized over their expected benefit period of 3 years.

                       At December 31, 1998, intangibles were as follows:

                                                                Customer
                                                    Goodwill      bases          Total
                       -------------------------------------------------------------------
                       Intangibles                 $1,143,998   $2,071,228     $3,215,226
                       Less:  Accumulated
                                 amortization          88,979       44,921        133,900
                       -------------------------------------------------------------------
                                                   $1,055,019   $2,026,307     $3,081,326
                       ===================================================================

                       WOWFactor

                       On October 9, 1998, the Company acquired all of the issued and outstanding capital stock of WOWFactor, Inc. ("WOWFactor"), a New Jersey corporation engaged in the business of promoting e-commerce through its web sites primarily for women's businesses. The Company issued to the stockholders of WOWFactor ten shares of newly created Series A preferred stock, which is convertible on July 15, 1999 into common stock with a market value of $1,000,000, subject to a maximum issuance of 250,000 shares. In addition, to the extent that the Company's common stock has a market value on July 15, 1999 of (i) less than $3.00 per share or (ii) greater than $3.00 per share but less than $4.00 per share, the Company agreed to issue to the WOWFactor stockholders options to purchase up to an aggregate of 100,000 or 50,000 shares, respectively.

                                            Frontline Communications Corporation



                                      Notes to Consolidated Financial Statements

================================================================================

                       Roxy Systems d/b/a Magic Carpet

                       On October 9, 1998, the Company acquired substantially all of the assets used in the business of Roxy Systems, Inc. d/b/a Magic Carpet ("Roxy") in consideration of $75,000 in cash and the assumption of approximately
                       $60,000 of liabilities. Roxy is an internet service provider which, at the date of acquisition, had approximately 1,000 individual and business subscribers in Orange County, New York.

                       US Online

                       Pursuant to an order of the United States Bankruptcy Court, District of New Jersey, on October 23, 1998, the Company acquired substantially all of the assets used in the business of US Online, Inc. ("US Online"), including a point of presence in the Philadelphia area, and assumed two of US Online's executory contracts for consideration of $570,000 in cash paid upon closing. At the time of the acquisition, US Online was engaged in the business of providing internet access, web hosting and leased communications lines to approximately 3,500 subscribers in New York, New Jersey and Pennsylvania.

                       Webspan

                       On December 17, 1998, the Company acquired substantially all of the assets used in the business of Webspan Communications, Inc. ("Webspan") in consideration of $500,000 in cash, assumption of approximately $544,000 of liabilities and an aggregate of 113,364 shares of the Company's common stock (approximately $509,000). At the time of the acquisition, Webspan was an internet service provider with approximately 9,000 individual and business subscribers in New York and New Jersey.

                                            Frontline Communications Corporation



                                      Notes to Consolidated Financial Statements

================================================================================

                       The following pro forma consolidated financial information has been prepared to reflect the 1998 acquisitions. The pro forma financial information is based on the historical financial statements of the Company and those of the acquired businesses. The accompanying pro forma operating statements are presented as if the acquisitions occurred on January 1, 1997. The pro forma financial information is unaudited and is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisitions had been completed as of January 1, 1997, and neither is it necessarily indicative of the results of operations for future periods.

                       Year ended December 31,                           1997            1998
                       -----------------------------------------------------------------------
                                                                           (unaudited)
                       Revenues                                   $ 2,383,063     $ 2,635,923
                       Net loss                                    (5,320,805)     (4,307,399)
                       =======================================================================
                       Net loss per share - basic and diluted     $    (3.85)     $    (1.69)
                       =======================================================================

                       The above unaudited pro forma consolidated financial information has been adjusted to reflect amortization of intangibles as generated by the acquisitions over a three-year period, WOWFactor officer's employment agreement entered into at the date of acquisition, the conversion of the preferred shares issued in the WOWFactor acquisition and the issuance of 113,364 common shares in the Webspan acquisition.

                                            Frontline Communications Corporation



                                      Notes to Consolidated Financial Statements

================================================================================

5.   Property and      Property and equipment consisted of the following:
     Equipment
                       December 31, 1998
                       ---------------------------------------------------------
                       Computer and office equipment               $1,070,492
                       Furniture and fixtures                          38,705
                       Leasehold improvements                          13,783
                       ---------------------------------------------------------
                                                                    1,122,980
                       Less:  Accumulated depreciation and
                                 amortization                         141,195
                       ---------------------------------------------------------
                                                                  $   981,785
                       =========================================================

6. Notes Payable On May 30, 1997, the Company issued notes aggregating Stockholders $372,137 to three of its stockholders related to the reorganization discussed in Note 2, and certain advances made to the Company since inception. The notes bear interest at 8%. To date $203,537 has been repaid and $168,600 will be deferred until such time as the Company achieves $1.9 million in pre-tax earnings, but in no event sooner than May 2000.

7.   Capital Lease     The  Company  leases  computer  equipment  under  capital
     Obligations       leases.  The assets  acquired under capital leases have a
                       cost of $207,725 and accumulated depreciation of $-0- as of December 31, 1998.

                                            Frontline Communications Corporation



                                      Notes to Consolidated Financial Statements

================================================================================

                       The following is a schedule of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments at December 31, 1998.

                       ---------------------------------------------------------
                       Payments for the year ending:
                          1999                                         $  75,745
                          2000                                            75,745
                          2001                                            75,745
                       ---------------------------------------------------------
                       Total minimum lease payments                      227,235
                       Less:  Amount representing interest                72,833
                       ---------------------------------------------------------
                       Present value of net minimum lease payments       154,402
                       Less:  Current portion                             38,569
                       ---------------------------------------------------------
                       Long-term lease obligations                      $115,833
                       =========================================================

8.   Commitments and   Leases
     Contingencies

                       The Company  rents office  space  and   equipment   under
                       operating lease agreements expiring at various dates through 2002.

                       Future minimum rental payments required under operating leases as of December 31, 1998 are approximately as follows:

                       ---------------------------------------------------------
                       1999                                          $121,000
                       2000                                           119,000
                       2001                                           118,000
                       2002                                            57,000
                       ---------------------------------------------------------
                       Total                                         $415,000
                       =========================================================

                       Rental expense was $69,981 and $134,249 for the years ended December 31, 1997 and 1998, respectively.

                                            Frontline Communications Corporation



                                      Notes to Consolidated Financial Statements

================================================================================

                       The Company has entered into three-year employment agreements with certain officers and employees which provide for aggregate annual base compensation of approximately $401,000, and such bonuses as the Board of Directors may, in its sole discretion, from time to time determine. These employment agreements, which expire in August 2000 and September 2001, provide for employment on a full-time basis (except for the Company's agreement with its Chief Executive Officer) and contain a provision that the employee will not compete or engage in a business competitive with the current or anticipated business of the Company during the term of the employment agreement and for a period of two years thereafter.

9.   Stock Options     The Company has a stock option plan (the  "Plan"),  which
                       authorized   the  issuance  of   incentive   options  and
                       non-qualified options to purchase up to 500,000 shares of common stock. The plan has a ten year term. The Board retained the authority to determine the individuals to whom, and the times at which, stock options would be made, along with the number of shares, vesting schedule and other provisions related to the stock options.

                       The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations by recording compensation expense for the excess of fair market value and the exercisable price per share as of the date of the grant in accounting for its stock options. Accordingly, no compensation costs have been recognized for its issuance of options to employees since the exercise price exceeded the then fair market value on the date of the grant. In accordance with SFAS No. 123, the Company has recognized $108,000 and $175,137 as the fair value of services received for the 136,000 and 103,000 options granted to non-employees during 1997 and 1998, respectively.

                                            Frontline Communications Corporation



                                      Notes to Consolidated Financial Statements

================================================================================

                       SFAS No. 123 requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates fair value of each stock based option at the date of the grant using the Black Scholes option-pricing model with the following weighted average assumptions used for options in 1997 and 1998:

                                                        1997           1998
                       ---------------------------------------------------------
                       Risk-free interest rate          6.51%     4.29% - 5.48%
                       Expected life                  5 years           5 years
                       Expected volatility             15.00%            46.10%
                       Dividend yield                    None              None
                       =========================================================

                       Under the accounting provisions of SFAS No. 123, the Company's net loss and loss 1 per share would have been reduced to the pro forma amounts indicated below:

                                                           1997            1998
                       ---------------------------------------------------------
                       Net loss:
                          As reported               $(2,037,417)    $(1,744,099)
                          Pro forma                  (2,037,417)     (2,060,753)
                       =========================================================
                       Net loss per share (basic and diluted):
                          As reported               $     (1.67)    $      (.72)
                          Pro forma                       (1.67)           (.85)
                       =========================================================

                       Stock options granted prior to 1998 were considered to have minimal value based on the fair value method of SFAS No. 123.

                                            Frontline Communications Corporation



                                      Notes to Consolidated Financial Statements

================================================================================

                       A summary of the status of the Company's stock option plan as of December 31, 1997 and 1998, and changes during the years ending on those dates, is presented below:


December 31,                                              1997                        1998
---------------------------------------------------------------------------------------------------------
                                                       Weighted average                   Weighted averag
                                               Shares   exercise price        Shares       exercise price
---------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                   --      $     --          165,600         $ 2.00
Granted                                       280,000          2.00          426,200           3.00
Exercised                                          --            --               --             --
Forfeited                                    (114,400)        (2.00)          (8,800)         (2.00)
---------------------------------------------------------------------------------------------------------
Outstanding at end of year                    165,600      $   2.00          583,000         $ 2.73
=========================================================================================================

Options exercisable at year-end                    --      $     --          457,000         $ 2.66
=========================================================================================================

Weighted average fair value of options
  granted during the year                                  $     --                          $ 1.62
=========================================================================================================



                       The following table summarizes information about stock options outstanding at December 31, 1998.

                                                 Options outstanding                             Options exercisable
                                  ----------------------------------------------           ---------------------------------
                                                        Weighted
                                                        average         Weighted               Number
                                       Number          remaining         average           exercisable at      Weighted
                                   outstanding at     contractual       exercise            December 31,        average
Range of exercise prices          December 31, 1998       life            price                 1998        exercise price
----------------------------------------------------------------------------------------------------------------------------
$2.00 to $3.00                         418,600            9.4             $2.31                358,600           $2.27
$3.00 to $5.18                         164,400            9.4             $3.81                 98,400           $4.09
============================================================================================================================

                                            Frontline Communications Corporation



                                      Notes to Consolidated Financial Statements

================================================================================


10. Capital Stock At December 31, 1998, there was an aggregate of 2,460,000 and Warrants warrants outstanding at exercise prices between $4.80 and
                       $7.92 per share, expiring at various times through 2003, as follows:

                       In December 1997, as partial consideration for a loan, the Company granted warrants to purchase 300,000 shares, at an exercise price of $5.00 per share, expiring in December 2003. These warrants were valued at $24,000 and recorded as a debt discount.

                       As part of its IPO in May, the Company offered and sold warrants (the "Public Warrants") to purchase 1,840,000 shares, at an exercise price of $4.80 per share, expiring in February 2003.

                       In March 1998, the Company effected a 4 for 5 reverse stock split. All shares and per share data in the consolidated financial statements have been adjusted to give retroactive effect to the reverse stock split.

                       Additionally, during May 1998, the Company sold to the underwriter of the IPO, warrants to purchase 160,000 shares, at an exercise price of $6.60 per share, and 160,000 shares, at an exercise price of $7.92 per share. These warrants expire in May 2003.

                       The Board of Directors is authorized to fix the rights, preferences, privileges and restrictions of any series of preferred stock, including the dividend rights, original issue price, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms thereof, and the number of shares constituting any such series and the designation thereof and to increase or decrease the number of shares subsequent to the issuance of shares of such series (but not below the number of shares of such series then outstanding).

                                            Frontline Communications Corporation



                                      Notes to Consolidated Financial Statements

================================================================================


11.  Income  Taxes     The  Company  had net  operating  loss  carryforwards  of
                       approximately $1,500,000 at December 31, 1998, which expire beginning in 2111. The tax benefit of these losses has been completely offset by a valuation allowance due to the uncertainty of its realization.

12.  Litigation        In  connection  with a settlement  of all disputes with a
     Settlement        former officer,  the Company  purchased 231,520 shares of
                       common stock owned by that officer for $264,113. These amounts were accounted for as treasury stock in the accompanying balance sheet.

13.  Subsequent Event  In March 1999, the Company entered into an agreement with two institutional investors pursuant to which the Company sold 158,856 shares of common stock, at prevailing market price, for an aggregate purchase price of $2,000,000. The agreement with the investors provides for certain registration and repricing rights. The Company may, at any time prior to the effectiveness of registration, redeem the common stock issued in its entirety for a premium. The Company also issued 21,662 warrants to purchase common stock for 13.849 per share. The warrants are exercisable on or before March 25, 2002.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly signed this report on its behalf by the undersigned, thereunto duly authorized on the 26th day of March 1999.

                           FRONTLINE COMMUNICATIONSCORPORATION

                           By: /s/ Stephen J. Cole-Hatchard
                               -------------------------------------------------
                               Stephen J. Cole-Hatchard, Chief Executive Officer


In accordance with the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons in the capacities and on the dates stated.


Signature                                      Title                                    Date
---------                                      -----                                    ----

/s/ Stephen J. Cole-Hatchard          Chief Executive Officer,                      March 26, 1999
----------------------------          President, and Director (Principal
Stephen J. Cole-Hatchard              Executive Officer)


/s/ Nicko Feinberg                    Chief Information Officer,                    March 26, 1999
----------------------------          Executive Vice President of
Nicko Feinberg                        Technology and Director



/s/ Michael Olbermann                 Chief Operating Officer, Executive            March 26, 1999
----------------------------          Vice President and Director
Michael Olbermann


/s/ Vasan Thatham                     Chief Financial Officer and                   March 26, 1999
----------------------------          Executive Vice President
Vasan Thatham


/s/ Amy Wagner-Mele                   Executive Vice President,                     March 26, 1999
----------------------------          Secretary and General Counsel
Amy Wagner-Mele


/s/ Margaret McGillin                 Executive Vice President of Sales,            March 26, 1999
----------------------------          Marketing and Business Development
Margaret McGillin


/s/ Ronald C. Signore                 Director                                      March 26, 1999
----------------------------
Ronald C. Signore


/s/ Ronald Shapss                     Director                                      March 26, 1999
----------------------------
Ronald Shapss