Form 10QSB
period 1999-03-31
FRONTLINE COMMUNICATIONS CORP
filed 1999-05-13
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB



         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 of 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1999


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                For the transition period from _______ to ______


                        Commission file number 000-24223


                      FRONTLINE COMMUNICATIONS CORPORATION
        (Exact name of Small Business issuer as specified in its Charter)


         Delaware                                            13-3950283
(State or other jurisdiction                                (I.R.S Employer
Of incorporation or organization)                        Identification number)


One Blue Hill Plaza, P.O. Box 1548, Pearl River, New York       10965
   (Address of principal executive offices)                   (Zip Code)

                                 (914) 623-8553
                (Issuer's Telephone Number, including Area Code)

Indicate by a check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes _X_             No___



As of May 10, 1999, there were outstanding 3,390,700 shares of the issuer's Common Stock, $ .01 par value.

                                      INDEX

                                                                            Page


Part I      Financial Information

Item 1      Financial Statements

            Condensed Consolidated Balance Sheets                             1

            Condensed Consolidated Statements of Operations                   2

            Condensed Consolidated Statements of Cash Flows                   3

            Notes to Condensed Consolidated Financial Statements              4

Item 2      Management's Discussion and Analysis or Plan
            Of Operations                                                     5

Part II     Other information                                                 8

            Signatures                                                        9

Frontline Communications Corporation
Condensed Consolidated Balance Sheets

                                                                                      March 31,      December 31,
                                                                                        1999           1998 (1)
                                                                                     ------------    ------------
                                                                                     (Unaudited)
ASSETS
Current:
   Cash and cash equivalents                                                         $  3,059,935    $  1,994,711
   Accounts receivable, net of allowance for doubtful accounts                              7,336           3,327
   Prepaid expenses and other                                                             187,426         202,081
                                                                                     ------------    ------------
                                                              Total current assets      3,254,697       2,200,119

Property and equipment, net                                                             1,232,319         981,785
Intangibles, net                                                                        3,113,743       3,081,326
Other                                                                                      48,871          23,173
                                                                                     ------------    ------------
                                                                                     $  7,649,630    $  6,286,403
                                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                             $    508,662    $    301,162
   Deferred revenue                                                                       645,575         614,852
   Current portion of capitalized lease obligation                                         82,767          38,569
                                                                                     ------------    ------------
                                                         Total current liabilities      1,237,004         954,583

Capitalized lease obligations and notes payable- net of current portion                   397,134         284,433
                                                                                     ------------    ------------
                                                                 Total liabilities      1,634,138       1,239,016
                                                                                     ------------    ------------

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 authorized, 10 issued and outstanding
   Common Stock, $.01 par value, 10,000,000 authorized, 3,620,220 and 3,361,364 issued, respectively, 3,388,700 and 3,129,844 outstanding,
       respectively                                                                        36,202          33,614
   Additional paid-in capital                                                          11,098,945       9,121,533
   Accumulated deficit                                                                 (4,855,542)     (3,843,647)
   Treasury stock, at cost, 231,520 shares                                               (264,113)       (264,113)
                                                                                     ------------    ------------
                                                        Total stockholders' equity      6,015,492       5,047,387
                                                                                     ------------    ------------
                                                                                     $  7,649,630    $  6,286,403
                                                                                     ============    ============


(1) The balance sheet at December 31, 1998 is derived from audited financial statements at that date.

See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

                                                    For the three months ended
                                                    March 31,         March 31,
                                                      1999              1998
                                                   -----------      -----------

Revenues                                           $   656,857      $   122,060
Cost of revenues                                       434,208           96,744
                                                   -----------      -----------
Gross profit                                           222,649           25,316

Operating expenses:
   Selling, general and administrative               1,244,318          119,371
                                                   -----------      -----------
Loss from operations                                (1,021,669)         (94,055)

Other income (expense):
   Interest income                                      19,778
   Interest expense                                    (10,004)         (16,907)
                                                   -----------      -----------
Net loss                                           ($1,011,895)     ($  110,962)
                                                   ===========      ===========

Loss per share-basic and diluted                   ($     0.31)     ($     0.09)
                                                   ===========      ===========

Weighted average number of shares
   outstanding- basic and diluted                    3,220,990        1,218,000
                                                   ===========      ===========



See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                         For the three months ended
                                                                          March 31,      March 31,
                                                                            1999           1998
                                                                         -----------    -----------
Cash flow from operating activities:
   Net loss                                                              ($1,011,895)   ($  110,962)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                          339,436         22,816
      Changes in assets and liabilities
         Accounts receivable                                                  (4,010)        (8,884)
         Prepaid expenses and other                                           14,656          4,106
         Other assets                                                        (25,698)
         Accounts payable and accrued expenses                               207,500        128,907
         Deferred revenue                                                     30,724         10,609
                                                                         -----------    -----------
                      Net cash (used) provided by operating activities      (449,287)        46,592
                                                                         -----------    -----------


Cash flows from investing activities:
   Acquisition of property and equipment                                    (129,684)       (12,014)
   Acquisition of businesses                                                (311,495)
                                                                         -----------    -----------
                                 Net cash used in investing activities      (441,179)       (12,014)
                                                                         -----------    -----------


Cash flows from financing activities:
   Proceeds from sale of common stock, net                                 1,770,000          1,000
   Proceeds from exercise of stock options                                   210,000
   Principal payments on capitalized lease obligations                       (24,310)
   Deferred registration costs                                                             (135,000)
   Proceeds from bank note payable                                                           65,000
   Repayments of stockholder loans                                                           (5,303)
                                                                         -----------    -----------
                      Net cash provided (used) by financing activities     1,955,690        (74,303)
                                                                         -----------    -----------

Net increase (decrease) in cash and cash equivalents                       1,065,224        (39,725)

Cash and cash equivalents, beginning of period                             1,994,711         39,725

Cash and cash equivalents, end of period                                 $ 3,059,935    $      --
                                                                         ===========    ===========

Supplemental information:
Approximate interest paid during the period                              $    14,000
                                                                         ===========


The Company entered into capital lease obligations in the aggregate amount of approximately $180,000 during the three months ended March 31, 1999.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 1999


NOTE A- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods. For further information, refer to the Financial Statements and footnotes thereto in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

     The condensed consolidated financial statements include the accounts of the
Company  and  its  subsidiaries.   All  significant  intercompany  accounts  and
transactions have been eliminated.


NOTE B- LOSS PER SHARE

     The Company has adopted SFAS No. 128, "Earning per Share", which provides for calculation of "basic" and "diluted" earning per share. Basic earnings per share includes no dilution and is computed by weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. Diluted earnings per share amounts have not been reported because the Company has a net loss and the impact of the assumed conversion of preferred stock and exercise of stock options and warrants would be anti-dilutive.


NOTE C-CAPITAL STOCK

     In March 1999, the Company sold 158,856 shares of its Common Stock to two investors for an aggregate purchase price of $2,000,000, with net proceeds to the Company of $1,770,000. The Company also issued warrants to purchase an aggregate of 21,662 shares of Common Stock at an exercise price of $13.85 per share. The Company granted repricing rights with respect to the shares, and anti-dilution rights with respect to the warrants, subject to an aggregate maximum issuance of 450,000 shares.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Safe Harbor  Statement  under the Private  Securities  Litigation  Reform Act of
1995:

     The statements contained herein which are not historical facts are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act. These "forward looking statements" are subject to risks and uncertainties, including but not limited to, risks associated with the Company's future growth and operating results, the ability of the Company to successfully integrate newly acquired subscribers, business entities and personnel into its operations, changes in consumer preference and demographics, technological change, competitive factors, unfavorable general economic conditions, Year 2000 compliance and other factors described herein. The Company assumes no obligation to update the forward-looking information. Actual results may vary significantly from such forward-looking statements.

     The Company's revenues are derived primarily from providing Internet access services to individual and business subscribers. Revenues are comprised principally of recurring revenues from the Company's customer base, non-recurring start-up fees for modem and leased line connections and from various ancillary services. The Company charges subscription fees, which are billed monthly or quarterly, in advance, typically pursuant to pre-authorized credit card accounts.

     The Company acquired all of the issued and outstanding capital stock of WOWFactor, Inc. in October 1998. In addition, the Company acquired substantially all of the assets of Roxy Systems, Inc. d/b/a Magic Carpet, US Online, Inc. and Webspan Communications, Inc. in the fourth quarter of 1998. All of the acquisitions were accounted for using the purchase method of accounting with the results of each acquisition included in the consolidated financial statements from the respective acquisition date.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 1999 and 1998

Revenues: Revenues for the three months ended March 31, 1999 were $656,857 compared to $122,060 for the three months ended March 31, 1999. The increase was attributable to an expanded subscriber base. The Company had approximately 15,000 and 1,650 subscribers at March 31, 1999 and 1998, respectively. The increase in subscriber base was principally due to acquisitions.

Cost of Revenues: Cost of revenues for 1999 were $434,208 compared to $96,744 for 1998. Cost of revenues as a percentage of revenues for 1999 was 66.1% compared to 79.3% for 1998. The increase in cost of revenues was due to increased communication, depreciation and technical personnel expenses incurred to support the increased subscriber base and in anticipation of future subscriber growth. The Company expects these costs to increase in absolute dollars as additional subscribers are added.

Operating Expenses: Operating expenses were $1,244,318 compared to $119,371 for 1999 and 1998, respectively. The increase in operating expenses was attributable to higher payroll, amortization, depreciation, advertising, promotion, and professional fees incurred in 1999 to support the increased revenue base and in anticipation of future growth. In March 1999, the Company had 46 employees compared to 8 in March 1998. Management anticipates future increases in operating expenses related to advertising, promotion, payroll, depreciation and professional fees.

Interest Income: Interest income net of interest expense for 1999 was $9,774 compared to net interest expense of $16,907 for 1998. The increase in interest income was due to investment of unutilized proceeds of the Company's initial public offering.

Net Loss: The Company has incurred significant losses and anticipates that it will continue to incur losses until sufficient revenues are generated to offset the substantial up-front expenditures and operating costs associated with attracting and retaining additional subscribers. For the three months ended March 31, 1999 and 1998, the Company incurred net losses of $1,011,895 and $110,962, respectively. There can be no assurance that the Company will be able to attract and retain a sufficient number of subscribers to significantly increase its revenues or ever achieve profitable operations.

Liquidity and Capital Resources

     The Company's working capital at March 31, 1999 was $2,017,693 compared to $1,245,536 at December 31, 1998. The increase in working capital was due to receipt of the proceeds from the private sale of the Company's Common Stock in March 1999.

     In March 1999, the Company sold 158,856 shares of its Common Stock to two investors for an aggregate purchase price of $2,000,000, with net proceeds to the Company of $1,770,000. The Company also issued warrants to purchase an aggregate of 21,662 shares of Common Stock at an exercise price of $13.85 per share. The Company granted repricing rights with respect to the shares, and anti-dilution rights with respect to the warrants, subject to an aggregate maximum issuance of 450,000 shares.

     The Company's primary capital requirements are to fund acquisition of subscriber bases and related Internet businesses, establish additional POPs, install network equipment, lease space for consolidated POPs, and working capital. To date, the Company has financed its capital requirements primarily through issuance of debt and equity securities. The Company currently does not have any lines of credit. The availability of capital resources is dependent upon prevailing market conditions, interest rates, and financial condition of the Company. The Company will require additional cash resources in connection with its continued expansion.

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

Year 2000

     The "Year 2000" problem involves the ability of computer hardware and software systems to accurately recognize and process date sensitive information when the year changes to 2000.. Systems that do not properly recognize such information could generate wrong data or fail.

     The Company has undertaken a two-phase process to evaluate its internal status with respect to the Year 2000 problem. In the first phase, the Company conducted an assessment of its systems including both IT systems and non-IT systems such as hardware embedded technology, for Year 2000 compliance. The Company utilized certain employees in its evaluation of possible Year 2000 problems. The costs and expenses of such employees have not been material. To date, the Company has not discovered Year 2000 issues in the course of its assessment that would have a material adverse effect on its business, results of operations or financial condition; however, the Company cannot assure that all Year 2000 issues were discovered during the assessment or that it will not discover additional Year 2000 issues that could have such an effect.

     Phase two of the Company's process will involve taking any needed corrective action to bring systems into compliance and develop a contingency plan in the event any non-compliant critical systems remain by January 1,2000. As part of phase two, the Company will attempt to quantify the impact, if any, of the failure to complete any necessary corrective action. Although the Company cannot currently estimate the magnitude of such impact, if systems material to its operations have not been made Year 2000 compliant upon completion of this phase, the Year 2000 issue could materially adversely affect the Company. To date, the costs incurred with respect to phase two have not been material. Future costs are difficult to estimate; however, the Company does not currently anticipate that such costs will be material.

     Concurrently with the analysis of the Company's internal systems, the Company has begun to survey third-party entities with which it transacts business, including critical vendors and financial institutions, for Year 2000 compliance. With respect to the most critical vendors, the Company is in the process of evaluating the Year 2000 preparedness of its telecommunications providers, on which the Company is reliant for the network services crucial to Web hosting and Internet connectivity services. The Company is actively working to mitigate any potential impact by maintaining diverse providers for such network services. However, failure of any one provider may have material adverse impact on the Company's operations.

                                     PART II
                                OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds

          Recent Sales of Unregistered Securities

          In January 1999, the Company issued 100,000 shares of its Common Stock to Mr. Ronald Shapss, a director, upon exercise of options granted to him under the Company's 1997 Stock Option Plan. In March 1999, the Company sold 158,856 shares of its Common stock and issued warrants to purchase aggregate 21,662 shares of Common Stock to two institutional investors. All of the foregoing securities were issued in private offerings pursuant to an exemption from registration offered by section 4(2) of the Securities Act of 1933.

          Use of Proceeds

          In May 1998, the Company consummated an initial public offering of 1,840,000 shares of Common Stock and warrants to purchase 1,840,000 shares of Common Stock and received net proceeds of approximately $5,800,000, after payment of underwriting discounts and commissions, fees and offering expenses. Since May 19, 1998 (the date of closing of the initial public offering) through March 31, 1999, the Company used approximately $1,793,000 of the net proceeds for acquisitions and related expenses, $264,118 for a stock repurchase; $443,000 for the repayment of indebtedness (including $185,848 to affiliates); $496,000 for network and POP upgrade; and approximately $435,000 for marketing expenses. The balance after funding the operating losses are currently held in interest-bearing bank accounts.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits--Exhibit 27 Financial Data Schedule

          (b)  Reports on Form 8-K--None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 12, 1999


                        By:
                            -------------------------------------
                            Stephen J. Cole-Hatchard
                            Chief Executive Officer and President



                        By:
                            -------------------------------------
                            Vasan Thatham
                            Principal Financial Officer and Vice President