Form 10QSB
period 1999-06-30
FRONTLINE COMMUNICATIONS CORP
filed 1999-08-13
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 1999


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

Yes _X_             No___



As of August 10, 1999, there were outstanding 3,583,952 shares of the issuer's Common Stock, $ .01 par value.

                                      INDEX

                                                                           Page

Part I    Financial Information

Item 1    Financial Statements

          Condensed Consolidated Balance Sheets                               1

          Condensed Consolidated Statements of Operations                     2

          Condensed Consolidated Statements of Cash Flows                     3

          Notes to Condensed Consolidated Financial Statements                4

Item 2    Management's Discussion and Analysis or Plan
          Of Operations                                                       7

Part II   Other information                                                  10

          Signatures                                                         12

FRONTLINE COMMUNICATIONS CORPORATION
Condensed Consolidated Balance Sheets

                                                                                            June 30,       December 31,
                                                                                             1999            1998 (1)
                                                                                         ------------      ------------
                                                                                         (Unaudited)
ASSETS
Current:
   Cash and cash equivalents                                                             $  1,649,818      $  1,994,711
   Accounts receivable, net of allowance for doubtful accounts                                 51,572             3,327
   Prepaid expenses and other                                                                 222,375           202,081
                                                                                         ------------      ------------
                                   Total current assets                                     1,923,765         2,200,119

Property and equipment, net                                                                 1,376,482           981,785
Intangibles, net                                                                            3,748,821         3,081,326
Other                                                                                         169,900            23,173

                                                                                         ============      ============
                                                                                         $  7,218,968      $  6,286,403
                                                                                         ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                 $    427,881      $    301,162
   Deferred revenue                                                                           584,606           614,852
   Current portion of capitalized lease obligation                                            122,335            38,569
                                                                                         ------------      ------------
                                   Total current liabilities                                1,134,822           954,583

Capitalized lease obligations and notes payable- net of current portion                       420,322           284,433

                                                                                         ------------      ------------
                                   Total liabilities                                        1,555,144         1,239,016
                                                                                         ------------      ------------

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 authorized, 10 issued and outstanding
   Common Stock, $.01 par value, authorized 25,000,000 and 10,000,000, respectively,
      3,715,572 and 3,361,364 issued, respectively and 3,3484,052 and
      and 3,129,844 outstanding, respectively                                                  37,156            33,614
   Additional paid-in capital                                                              12,655,811         9,121,533
   Accumulated deficit                                                                     (6,727,530)       (3,843,647)
    Note receivable                                                                           (37,500)
   Treasury stock, at cost, 231,520 shares                                                   (264,113)         (264,113)
                                                                                         ------------      ------------
                                   Total stockholders' equity                               5,663,824         5,047,387

                                                                                         ============      ============
                                                                                         $  7,218,968      $  6,286,403
                                                                                         ============      ============


(1) The balance sheet at December 31, 1998 is derived from audited financial statements at that date. See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

                                            For the three months ended         For the six months ended
                                             June 30,         June 30,         June 30,         June 30,
                                               1999             1998             1999             1998
                                           -----------      -----------      -----------      -----------
Revenues                                   $   758,561      $   124,113      $ 1,415,418      $   246,173
Cost of revenues                               513,797          126,620          948,005          223,364
                                           -----------      -----------      -----------      -----------
Gross profit                                   244,764           (2,507)         467,413           22,809

Operating expenses:
   Selling, general and administrative       1,434,288          237,305        2,678,606          356,676
   Non-cash compensation charge                712,220                           712,220
                                           -----------      -----------      -----------      -----------
Loss from operations                        (1,901,744)        (239,812)      (2,923,413)        (333,867)

Other income (expense):
   Interest income                              35,817            1,836           55,595           19,051
   Interest expense                             (6,061)         (27,846)         (16,065)         (24,174)

                                           ===========      ===========      ===========      ===========
Net loss                                   $(1,871,988)     $  (265,822)     $(2,883,883)     $  (338,990)
                                           ===========      ===========      ===========      ===========

Loss per share-basic and diluted           $     (0.54)     $     (0.12)     $     (0.87)     $     (0.15)
                                           ===========      ===========      ===========      ===========

Weighted average number of shares
   outstanding- basic and diluted            3,437,861        2,212,240        3,330,357        2,212,240
                                           ===========      ===========      ===========      ===========


See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                         For the six  months ended
                                                                         June 30,         June 30,
                                                                           1999             1998
                                                                        -----------      -----------
Cash flow from operating activities:
   Net loss                                                             $(2,883,883)     $  (338,990)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                         720,355           33,534
       Non-cash compensation charge                                         712,220
      Changes in assets and liabilities
         Accounts receivable                                                (32,782)          (7,186)
         Prepaid expenses and other                                         (20,294)         (18,088)
         Other assets                                                      (146,727)
         Accounts payable and accrued expenses                               97,102         (234,840)
         Deferred revenue                                                   (30,246)          10,110
                                                                        -----------      -----------
                           Net cash (used)  by operating activities      (1,584,255)        (555,460)
                                                                        -----------      -----------


Cash flows from investing activities:
   Acquisition of property and equipment                                   (262,857)         (90,636)
   Acquisition of businesses                                               (451,661)
                                                                        -----------      -----------
                              Net cash used in investing activities        (714,518)         (90,636)
                                                                        -----------      -----------


Cash flows from financing activities:
   Proceeds from sale of common stock, net                                1,770,000        5,812,346
   Proceeds from exercise of stock options                                  215,000
   Principal payments on capitalized lease obligations                      (31,120)
   Deferred registration costs                                                               231,071
   Purchase of Treasury Stock                                                               (264,113)
   Repayments of stockholder and bank loans                                                 (378,989)
                                                                        -----------      -----------
                         Net cash provided  by financing activities       1,953,880        5,400,315
                                                                        -----------      -----------

Net increase (decrease)  in cash and cash equivalents                      (344,893)       4,754,219

Cash and cash equivalents, beginning of period                            1,994,711           39,725
                                                                        ===========      ===========

Cash and cash equivalents, end of period                                $ 1,649,818      $ 4,793,944
                                                                        ===========      ===========

Supplemental information:
Approximate interest paid during the period                             $    16,000
                                                                        ===========

The Company entered into capital lease obligations in the aggregate amount of approximately $180,000 during the six months ended June 30, 1999.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 1999

NOTE A- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods. For further information, refer to the Financial Statements and footnotes thereto in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

     In May 1999, an officer of the Company exercised options granted under the Company's stock option plan and acquired 15,000 shares of Common Stock for $37,500. The payment was made by an interest bearing secured promissory note. The amounts due under the note are secured by certain personal assets of the officer in addition to shares of Common Stock acquired by the officer.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 1999

     In June 1999, the Company's shareholders approved an amendment to the Certificate of Incorporation of the Company increasing the number of authorized shares of Common Stock to 25,000,000.

     The Company issued 60,436 shares of its Common Stock for acquisition of businesses. See Note D.

NOTE D- ACQUISITIONS OF BUSINESSES

     In May 1999, the Company acquired substantially all of the assets of channel I Shop.com and, acquired all of the issued and outstanding stock of WebPrime, Inc. The aggregate consideration consisted of $155,000 in cash (including transaction-related costs) and 50,436 shares of Common Stock (approximately $675,000. The acquisitions resulted in intangibles of $813,000, which are being amortized over their expected benefit period of 3 years. In addition, the Company issued 10,000 shares of its Common Stock as a purchase price adjustment to a business it acquired in 1998. $ 128,000 representing the value of the additional consideration was adjusted to the cost of related intangibles.

NOTE E- NON-CASH  COMPENSATION CHARGE

     The Company granted to certain employees options to purchase an aggregate amount of 245,768 shares of its Common Stock which required shareholder approval prior to its issuance. The shareholders approved the issuance in June 1999, and accordingly the approval date is deemed to be the grant date. Since the fair market value of the shares at the grant date exceeded the exercise price, compensation costs have been recognized during the three months ended June 30,1999 for the options that are vested.

NOTE F- SUBSEQUENT EVENTS

     In July 1999, the Company sold 99,900 shares of its Common Stock to two investors for an aggregate purchase price of $1,000,000. The Company also issued warrants to purchase an aggregate of 13,625 shares of Common Stock at an exercise price of $11.01 per share. The Company granted repricing rights with respect to the shares, and anti-dilution rights with respect to the warrants, subject to an aggregate maximum issuance of 225,000 shares.

     Subsequent to June 30, 1999, the Company acquired communications equipment in the aggregate amount of approximately $1.5 million from a major telecommunications equipment manufacturer. The manufacturer provided the financing through a lease. As per the terms of the lease, the Company is required to pay approximately $58,000 a month for 30 months commencing from December 1999. In addition, the Company anticipates incurring approximately $300,000 for the installation of the equipment and related professional services.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 1999

     In July 1999, the Company entered into a stock purchase agreement to purchase all of the outstanding stock of Sovernet, Inc. ("Sovernet") from its three shareholders (the "Sellers"). Sovernet is in the business of providing internet services, including dial-up access, web hosting and design and web page development services to individuals and businesses in Vermont and New Hampshire. Sovernet's current subscriber base is 15,000. The transaction is subject to the Company securing adequate financing to fund the purchase, and other customary closing conditions. The Company paid a $250,000 deposit to the Sellers which is only refundable under certain limited circumstances as set forth in the stock purchase agreement. The Company anticipates that the closing will occur on or about September 30,1999. However, there cannot be any assurance that the closing will occur at that time or that the closing will occur at all.

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

     The Company acquired all of the issued and outstanding capital stock of WOWFactor, Inc. in October 1998. In addition, the Company acquired substantially all of the assets of Roxy Systems, Inc. d/b/a Magic Carpet, US Online, Inc. and Webspan Communications, Inc. in the fourth quarter of 1998. In May 1999, the Company acquired substantially all of the assets of channel I Shop.com and, acquired all of the issued and outstanding stock of WebPrime, Inc. All of the acquisitions were accounted for using the purchase method of accounting with the results of each acquisition included in the consolidated financial statements from the respective acquisition date.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 1999 and 1998

Revenues: Revenues increased for the three months and six months ended June 30, 1999 by $634,448 or 511.2% and by $ 1,169,245 or 475%, respectively, over the same periods of prior year. The increase was attributable to an expanded subscriber base. The Company had approximately 15,000 and 2,000 subscribers at June 30, 1999 and 1998, respectively. The increase in subscriber base was principally due to acquisitions.

Cost of Revenues: For the three month period ended June 30, 1999 cost of revenues increased by $387,177 to $513,797. For the six month period ended June 30, 1999 cost of revenues increased by $724,641 to $948,005. The increase in cost of revenues was due to increased communication, depreciation and technical personnel expenses incurred to support the increased subscriber base and in anticipation of future subscriber growth. The Company expects these costs to increase in absolute dollars as additional subscribers are added.

Operating Expenses: For the three month period ended June 30, 1999, operating expenses excluding non-cash compensation costs increased by $1,196,983 to $1,434,288. For the six month period ended June 30, 1999 operating expenses excluding non-cash compensation costs increased by $2,321,930 to $2,678,606. The increase in operating expenses was primarily attributable to higher payroll, amortization, depreciation, advertising, promotion, and professional fees incurred in 1999 due to the increased revenue base and in anticipation of future growth. In June 1999, the Company had 65 employees compared to 10 in June 1998. Management anticipates future increases in operating expenses related to advertising, promotion, payroll, depreciation and professional fees.

     The Company granted to certain employees options to purchase an aggregate amount of 245,768 shares of its Common Stock which required shareholder approval prior to its issuance. The shareholders approved the issuance in June 1999, and accordingly the approval date is deemed to be the grant date. Since the fair market value of the shares at the grant date exceeded the exercise price, compensation costs of $712,220 have been recognized during the three months ended June 30,1999 for the options that are vested.

Interest Income: Interest income net of interest expense increased by $55,766 and $32,571 for the three and six month periods, respectively. The increase in interest income was due to investment of unutilized proceeds of the Company's initial public offering and Match 1999 private offering.

Net Loss: The Company has incurred significant losses and anticipates that it will continue to incur losses until sufficient revenues are generated to offset the substantial up-front expenditures and operating costs associated with attracting and retaining additional subscribers. For the three months ended June 30, 1999 and 1998, the Company incurred net losses of $1,871,988 and $265,822, respectively. For the six months ended June 30, 1999, the Company incurred net losses of $2,883,883 and $338,990, respectively. There can be no assurance that the Company will be able to attract and retain a sufficient number of subscribers to significantly increase its revenues or ever achieve profitable operations.

Liquidity and Capital Resources

     The Company's working capital at June 30, 1999 was $788,943 compared to $1,245,536 at December 31, 1998. The decrease in working capital was due to operating losses though offset by the proceeds from the private sale of the Company's Common Stock in March 1999.

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

     In July 1999, the Company sold 99,900 shares of its Common Stock to two investors for an aggregate purchase price of $1,000,000. The Company also issued warrants to purchase an aggregate of 13,625 shares of Common Stock at an exercise price of $11.01 per share. The Company granted repricing rights with respect to the shares, and anti-dilution rights with respect to the warrants, subject to an aggregate maximum issuance of 225,000 shares

     The Company's capital expenditures, excluding purchase of communications equipment ( See Note F) for 1999 are expected to range between $300,000 to $500,000. The Company's primary capital requirements are to fund acquisition of subscriber bases and related Internet businesses, establish additional POPs, install network equipment, lease space for consolidated POPs, and working capital. To date, the Company has financed its capital requirements primarily through issuance of debt and equity securities. The Company currently does not have any lines of credit. The availability of capital resources is dependent upon prevailing market conditions, interest rates, and financial condition of the Company. The Company will require additional cash resources in connection with its continued expansion.

Year 2000

     The "Year 2000" problem involves the ability of computer hardware and software systems to accurately recognize and process date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate wrong data or fail.

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

                                     PART II
                                OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

          Recent Sales of Unregistered Securities

          During the three months ended June 30, 1999, the Company issued 34,916 shares of its Common Stock upon exercise of options granted under the Company's 1997 Stock Option Plan. In addition, the Company issued 60,346 shares of its Common Stock for acquisition of businesses during the three months ended June 30, 1999. The foregoing securities were issued in private offerings pursuant to an exemption from registration offered by section 4(2) of the Securities Act of 1933.


          Use of Proceeds

          In May 1998, the Company consummated an initial public offering of 1,840,000 shares of Common Stock and warrants to purchase 1,840,000 shares of Common Stock and received net proceeds of approximately $5,800,000, after payment of underwriting discounts and commissions, fees and offering expenses. Since May 19, 1998 (the date of closing of the initial public offering) through June 30, 1999, the Company used approximately $1,934,000 of the net proceeds for acquisitions and related expenses, $264,118 for a stock repurchase; $443,000 for the repayment of indebtedness (including $ 185,848 to affiliates); $ 629,000 for equipment and POP upgrade; and approximately $596,000 for marketing, promotional and Web development expenses. The balance was utilized to fund the operating losses.

Item 4. Submission of Matters to Vote of Security Holders. The Company held an annual meeting of stockholders on June 28, 1999, at which the following matters were voted upon:

          1.   Election of five directors.

          2. Amendment to the company's Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company from 10,000,000 to 25,000,000.

          3. Approval of the amendment to the Company's 1997 Stock Option Plan to increase the number of shares reserved for issuance thereunder from 500,000 to 1,400,000.

The results of the meeting were as follows:

                                                                 Broker
DIRECTORS                    FOR              WITHHELD           NON-VOTES

Stephen J. Cole-Hatchard     2,305,697        14,950             0
Nicko Feinberg               2,305,697        14,950             0
Michael Olbermann            2,304,797        15,850             0
Ronald C. Signore            2,305,697        14,950             0
Ronald Shapss                2,305,697        14,950             0

                                                         Broker
               FOR              AGAINST       ABSTAIN    NON-VOTES

Proposal 2     2,289,932        27,886         2,829             0
Proposal 3     1,028,074        21,933        13,382     1,257,258


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               3.1 Certificate of Incorporation, as amended. Exhibit 27 Financial Data Schedule

          (b)  Reports on Form 8-K--None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 13, 1999


                              By:______________________________________________
                                 Stephen J. Cole-Hatchard
                                 Chief Executive Officer and President



                              By:______________________________________________
                                 Vasan Thatham
                                 Principal Financial Officer and Vice President