Form 10QSB
period 1999-09-30
FRONTLINE COMMUNICATIONS CORP
filed 1999-11-12
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended September 30, 1999


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Yes __X__    No _____



As of November 10, 1999, there were outstanding 4,012,551 shares of the issuer's Common Stock, $ .01 par value.

                                      INDEX

                                                                            Page


Part I     Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets                             1

           Condensed Consolidated Statements of Operations                   2

           Condensed Consolidated Statements of Cash Flows                   3

           Notes to Condensed Consolidated Financial Statements              4

Item 2     Management's Discussion and Analysis or Plan
           Of Operations                                                     7

Part II    Other information                                                11

           Signatures                                                       12

Frontline Communications Corporation
Condensed Consolidated Balance Sheets

                                                                                 September 30,     December 31,
                                                                                    1999             1998 (1)
                                                                                 ------------      ------------
                                                                                 (Unaudited)
ASSETS
Current:
  Cash and cash equivalents                                                      $    913,782      $  1,994,711
  Accounts receivable, net of allowance for doubtful accounts                         194,170             3,327
  Prepaid expenses and other                                                          210,059           202,081
                                                                                 ------------      ------------
                                                        Total current assets        1,318,011         2,200,119

Property and equipment, net                                                         2,903,855           981,785
Intangibles, net                                                                    3,596,347         3,081,326
Other                                                                                 197,241            23,173
                                                                                 ------------      ------------
                                                                                 $  8,015,454      $  6,286,403
                                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                          $  1,161,585      $    301,162
  Deferred revenue                                                                    607,426           614,852
  Current portion of capitalized lease obligation                                     416,668            38,569
                                                                                 ------------      ------------
                                                   Total current liabilities        2,185,679           954,583

Capitalized lease obligations and notes payable- net of current portion             1,175,771           284,433
                                                                                 ------------      ------------
                                                           Total liabilities        3,361,450         1,239,016
                                                                                 ------------      ------------

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 authorized, 10 issued and outstanding
  Common Stock, $.01 par value, authorized 25,000,000 and 10,000,000, respectively, 3,934,156 and 3,361,364 issued, respectively and 3,702,636
    and 3,129,844 outstanding, respectively                                            39,342            33,614
  Additional paid-in capital                                                       13,653,046         9,121,533
  Accumulated deficit                                                              (8,736,771)       (3,843,647)
  Note receivable                                                                     (37,500)
  Treasury stock, at cost, 231,520 shares                                            (264,113)         (264,113)
                                                                                 ------------      ------------
                                                  Total stockholders' equity        4,654,004         5,047,387
                                                                                 ============      ============
                                                                                 $  8,015,454      $  6,286,403
                                                                                 ============      ============

(1) The balance sheet at December 31, 1998 is derived from audited financial statements at that date.

     See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

                                            For the three months ended         For the nine months ended
                                           September 30,    September 30,    September 30,    September 30,
                                               1999            1998             1999             1998
                                           -----------      -----------      -----------      -----------
Revenues                                   $   744,167      $   123,799      $ 2,159,585      $   369,972
Cost of revenues                               589,228          134,895        1,537,233          339,139
                                           -----------      -----------      -----------      -----------
Gross profit (loss)                            154,939          (11,096)         622,352           30,833

Operating expenses:
   Selling, general and administrative       2,169,967          302,157        4,848,573          677,956
   Non-cash compensation charge                                                  712,220
                                           -----------      -----------      -----------      -----------
Loss from operations                        (2,015,028)        (313,253)      (4,938,441)        (647,123)

Other income (expense):
   Interest income                              17,522           45,897           73,117           64,949
   Interest expense                            (11,735)          (3,738)         (27,800)         (27,912)
                                           -----------      -----------      -----------      -----------
Net loss                                   ($2,009,241)     ($  271,094)     ($4,893,124)     ($  610,086)
                                           ===========      ===========      ===========      ===========

Loss per share-basic and diluted           ($     0.55)     ($     0.09)     ($     1.43)     ($     0.27)
                                           ===========      ===========      ===========      ===========

Weighted average number of shares
   outstanding- basic and diluted            3,647,499        3,016,480        3,421,359        2,221,077
                                           ===========      ===========      ===========      ===========

See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                     For the nine months ended
                                                                  September 30,     September 30,
                                                                       1999             1998
                                                                  -------------     -------------
Cash flow from operating activities:
  Net loss                                                         ($4,893,123)      ($  610,084)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                  1,189,080            55,590
      Non-cash compensation charge                                     712,220
      Changes in assets and liabilities
        Accounts receivable                                           (190,843)           (1,485)
        Prepaid expenses and other                                      (7,977)          (33,042)
        Other assets                                                  (156,576)          (31,095)
        Accounts payable and accrued expenses                          860,423          (293,336)
        Deferred revenue                                                (7,426)           11,307
                                                                   -----------       -----------
                       Net cash used  by operating activities       (2,494,222)         (902,145)
                                                                   -----------       -----------

Cash flows from investing activities:
  Acquisition of property and equipment                               (821,538)         (164,763)
  Acquisition of businesses                                           (681,661)
                                                                   -----------       -----------
                        Net cash used in investing activities       (1,503,199)         (164,763)
                                                                   -----------       -----------

Cash flows from financing activities:
  Proceeds from sale of common stock, net                            2,769,420         6,042,976
  Proceeds from exercise of stock options                              215,000
  Principal payments on capitalized lease obligations                  (67,928)
  Deferred registration costs
  Purchase of Treasury Stock                                                            (264,113)
  Repayments of stockholder and bank loans                                              (482,884)
                                                                   -----------       -----------
                   Net cash provided  by financing activities        2,916,492         5,295,979
                                                                   -----------       -----------

Net increase (decrease)  in cash and cash equivalents               (1,080,929)        4,229,071

Cash and cash equivalents, beginning of period                       1,994,711            39,725
                                                                   ===========       ===========

Cash and cash equivalents, end of period                           $   913,782       $ 4,268,796
                                                                   ===========       ===========

Supplemental information:
Approximate interest paid during the period                        $    28,000            27,000
                                                                   ===========       ===========

The Company entered into capital lease obligations in the aggregate amount of approximately $1,337,000 during the nine months ended September 30, 1999.

See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 1999


NOTE A -- BASIS OF PRESENTATION

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


NOTE B -- LOSS PER SHARE

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


NOTE C -- CAPITAL STOCK

     In March 1999, the Company sold 158,856 shares of its Common Stock to two investors for an aggregate purchase price of $2,000,000, with net proceeds to the Company of $1,770,000. The Company also issued warrants to purchase an aggregate of 21,662 shares of Common Stock at an exercise price of $13.85 per share. The Company granted repricing rights with respect to the shares, and anti-dilution rights with respect to the warrants, subject to an aggregate maximum issuance of 450,000 shares. As of September 30, 1999, the Company had issued 99,010 additional shares of Common Stock pursuant to the repricing rights.

     In May 1999, an officer of the Company exercised options granted under the Company's stock option plan and acquired 15,000 shares of Common Stock for $37,500. The payment was made by an interest bearing secured promissory note. The amounts due under the note are secured by certain personal assets of the officer in addition to shares of Common Stock acquired by the officer.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 1999


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

     In 1999, the Company issued 60,436 shares of its Common Stock for acquisition of businesses. See Note D.

NOTE D -- ACQUISITIONS OF BUSINESSES

     In May 1999, the Company acquired substantially all of the assets of channel I Shop.com and, acquired all of the issued and outstanding stock of WebPrime, Inc. In August 1999, the Company acquired certain dial-up access assets of United Computer Specialists, Inc. The aggregate consideration consisted of $325,000 in cash (including transaction-related costs) and 50,436 shares of Common stock (approximately $675,000). The acquisitions resulted in intangibles of $988,000, which are being amortized over their expected benefit period of 3 years. In addition, the Company issued 10,000 shares of its Common Stock as a purchase price adjustment to a business it acquired in 1998. $128,000 representing the value of the additional consideration was adjusted to the cost of related intangibles.

     In July 1999, the Company entered into a stock purchase agreement (the "Agreement") to purchase all of the outstanding stock of Sovernet, Inc. ("Sovernet") from its three shareholders (the "Sellers"). The transaction is subject to the Company securing adequate financing to fund the purchase and other customary closing conditions. The Company paid a $250,000 deposit to the Sellers, which is only refundable under certain limited circumstances as set forth in the Agreement. The Agreement expired on September 30, 1999 and the Company has not exercised its right to extend the Agreement. Discussions and negotiations with the Sellers are continuing, but there is no assurance that the Company will obtain the financing to consummate the transaction or the sellers will agree to consummate the transaction. Accordingly, the deposit and related transaction costs in the aggregate amount of $280,000 were charged to operations during the three months ended September 30, 1999.

NOTE E -- NON-CASH COMPENSATION CHARGE

     The Company granted to certain employees options to purchase an aggregate amount of 245,768 shares of its Common Stock which required shareholder approval prior to its issuance. The shareholders approved the issuance in June 1999, and accordingly the approval date is deemed to be the grant date. Since the fair market value of the shares at the grant date exceeded the exercise price, compensation costs have been recognized during the nine months ended September 30, 1999.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 1999


NOTE F -- CAPITAL LEASE OBLIGATIONS

     In September, the Company purchased communications equipment in the aggregate amount of $1.3 million from a major telecommunications equipment manufacturer. The manufacturer provided the financing through a lease for $957,000. As per the term of the lease, the Company is required to pay $ 36,000 a month for 30 months commencing from February of 2000. In addition, $376,000 due to the manufacturer is payable over four quarterly installments of $93,650 commencing from March 2000.


NOTE G -- SUBSEQUENT EVENTS

     In October 1999, the Company sold 105,263 shares of its Common Stock to two investors for an aggregate purchase price of $500,000. The Company also issued warrants to purchase an aggregate of 14,354 shares of Common Stock at an exercise price of $5.23 per share. The Company granted repricing rights with respect to the shares, and anti-dilution rights with respect to the warrants, subject to an aggregate maximum issuance of 200,000 shares.

     In October 1999, the Company acquired the Web design and hosting assets of United Computer Specialists, Inc ("UCS"). The purchase price consisted of $50,000 in cash, $275,000 in non interest bearing promissory notes and 33,065 shares of the Company's Common Stock valued at $175,000. The principal amounts of the promissory notes are subject to downward revision based on revenues derived from UCS's customers during the nine months following the closing date. The promissory note for $100,000 is payable on the six month anniversary of the closing date and the promissory note for $175,000 is payable on the one year anniversary of the closing date.


NOTE H -- LEGAL PROCEEDINGS

     In September 1999, the former principal stockholder of WoWFactor, Inc. who also served as the Company's Vice President of Sales and Marketing commenced litigation against the Company in the United States District Court for the Southern District, New York, seeking damages in the amount of $200,000 as well as delivery of certain options and Common Stock certificates allegedly owed by the Company pursuant to the terms of her Employment Agreement and Stock Purchase Agreement relating to the purchase of WOWFactor, Inc. The shares that are subject of the stock certificates are shares of Common Stock allegedly due to her upon conversion of series A convertible Preferred Stock. The Company is currently considering the plaintiff's claim for the shares. This litigation is in its early stages and the Company believes that it will not have a material impact on its operations and financial conditions.

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


     The Company acquired all of the issued and outstanding capital stock of WOWFactor, Inc. in October 1998. In addition, the Company acquired substantially all of the assets of Roxy Systems, Inc. d/b/a Magic Carpet, US Online, Inc. and Webspan Communications, Inc. in the fourth quarter of 1998. In May 1999, the Company acquired substantially all of the assets of channel I Shop.com and acquired all of the issued and outstanding stock of WebPrime, Inc. In August 1999, the Company acquired certain dial-up access assets of United Computer Specialists, Inc. All of the acquisitions were accounted for using the purchase method of accounting with the results of each acquisition included in the consolidated financial statements from the respective acquisition date.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 1999 and 1998

Revenues: Revenues increased for the three months and nine months ended September 30, 1999 by $620,368 or 501.1% and by $1,789,613 or 483.7%,
respectively, over the same periods of prior year. The increase was attributable to an expanded subscriber base. The Company had approximately 15,000 and 2,000 subscribers at September 30, 1999 and 1998, respectively. The increase in subscriber base was principally due to acquisitions.

Cost of Revenues: For the three month period ended September 30, 1999 cost of revenues increased by $454,333 to $589,228. For the nine month period ended September 30, 1999 cost of revenues increased by $1,198,094 to $1,537,233. The increase in cost of revenues was primarily due to increased communication, depreciation and technical personnel expenses incurred to support the increased subscriber base and in anticipation of future subscriber growth. The Company expects these costs to increase in absolute dollars as additional subscribers are added.

Operating Expenses: For the three month period ended September 30, 1999, operating expenses increased by $1,867,810 to $2,169,967. For the nine month period ended September 30, 1999 operating expenses excluding non-cash compensation costs and acquisition related costs increased by $4,170,617 to $4,848,573. The increase in operating expenses was primarily attributable to higher payroll, amortization, depreciation, advertising, promotion, and professional fees incurred in 1999 due to the increased revenue base and in anticipation of future growth. In September 1999, the Company had 65 employees compared to 14 in September 1998. In addition, $280,000 of acquisition related costs were charged to operations for the three and nine month periods ended September 30,1999 (See Note D). Management anticipates future increases in operating expenses related to advertising, promotion, payroll, depreciation and professional fees.


     The Company granted to certain employees options to purchase an aggregate amount of 245,768 shares of its Common Stock which required shareholder approval prior to its issuance. The shareholders approved the issuance in June 1999, and accordingly the approval date is deemed to be the grant date. Since the fair market value of the shares at the grant date exceeded the exercise price, compensation costs of $712,220 have been recognized during the three months ended June 30,1999.

Interest Income: Interest income net of interest expense decreased by $36,372 for the three-month period. Interest income net of interest expense increased by $8,280 for the nine-month period. The increase in interest income was due to investment of unutilized proceeds of the Company's initial public offering completed in May 1998. As a significant portion of the unutilized proceeds was used to fund operating losses in 1999, net interest income decreased in the three-month period ended September 30, 1999.

Net Loss: The Company has incurred significant losses and anticipates that it will continue to incur losses until sufficient revenues are generated to offset the substantial up-front expenditures and operating costs associated with attracting and retaining additional subscribers. For the three months ended September 30, 1999 and 1998, the Company incurred net losses of $2,009,241 and $271,094, respectively. For the nine months ended September 30, 1999 and 1998, the Company incurred net losses of $4,893,124 and $610,086, respectively. There can be no assurance that the Company will be able to attract and retain a sufficient number of subscribers to significantly increase its revenues or ever achieve profitable operations.

Liquidity and Capital Resources

     The Company's working capital deficiency at September 30, 1999 was $867,668 compared to a positive working capital $1,245,536 at December 31, 1998. The decrease in working capital was due to operating losses and lease financing incurred for equipment (See Note F).

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

     In July 1999, the Company sold 99,900 shares of its Common Stock to two investors for an aggregate purchase price of $1,000,000. The Company also issued warrants to purchase an aggregate of 13,625 shares of Common Stock at an exercise price of $11.01 per share. The Company granted repricing rights with respect to the shares, and anti-dilution rights with respect to the warrants, subject to an aggregate maximum issuance of 225,000 shares

     In October 1999, the Company sold 105,263 shares of its Common Stock to two investors for an aggregate purchase price of $500,000. The Company also issued warrants to purchase an aggregate of 14,354 shares of Common Stock at an exercise price of $5.23 per share. The Company granted repricing rights with respect to the shares, and anti-dilution rights with respect to the warrants, subject to an aggregate maximum issuance of 200,000 shares.

     The Company's primary capital requirements are to fund acquisition of subscriber bases and related Internet businesses, establish additional POPs, install network equipment, lease space for consolidated POPs, and working capital. To date, the Company has financed its capital requirements primarily through issuance of debt and equity securities. The Company currently does not have any lines of credit. The availability of capital resources is dependent upon prevailing market conditions, interest rates, and the financial condition of the Company. The Company will require additional cash resources for its working capital and in connection with its continued expansion.


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

     Phase two of the Company's process involves taking any needed corrective action to bring systems into compliance and develop a contingency plan in the event any non-compliant critical systems remain by January 1,2000. As part of phase two, the Company will attempt to quantify the impact, if any, of the failure to complete any necessary corrective action. Although the Company cannot currently estimate the magnitude of such impact; if systems material to its operations have not been made Year 2000 compliant upon completion of this phase, the Year 2000 issue could materially adversely affect the Company. To date, the costs incurred with respect to phase two have not been material. Future costs are difficult to estimate; however, the Company does not currently anticipate that such costs will be material.

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

                                     PART II
                                OTHER INFORMATION


Item 1.   Legal Proceedings

          In September 1999, the former principal stockholder of WoWFactor, Inc. who also served as the Company's Vice President of Sales and Marketing commenced litigation against the Company in the United States District Court for the Southern District, New York, seeking damages in the amount of $200,000 as well as delivery of certain options and Common Stock certificates allegedly owed by the Company pursuant to the terms of her Employment Agreement and Stock Purchase Agreement relating to the purchase of WOWFactor, Inc. The shares that are subject of the stock certificates are shares of Common Stock allegedly due to her upon conversion of series A convertible Preferred Stock. The Company is currently considering the plaintiff's claim for the shares. This litigation is in its early stages and the Company believes that it will not have a material impact on its operations and financial conditions.


Item 2.   Recent Sales of Unregistered Securities

          During the three months ended September 30, 1999, the Company issued 13,700 shares of its Common Stock upon exercise of Warrants, sold 99,900 shares of Common Stock and issued Warrants to purchase an aggregate of 13,625 shares of Common Stock to two institutional investors, and issued 5,974 shares of Common Stock to a consultant. In addition, the Company issued 99,010 shares of Common Stock pursuant to repricing rights. The foregoing securities were issued in private offerings pursuant to an exemption from registration offered by section 4(2) of the Securities Act of 1933.


Item 6.   Exhibits an Reports on Form 8-K


          (a)  Exhibits:
               Exhibit 27 Financial Data Schedule


          (b)  Reports on Form 8-K--None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 12, 1999


                             By:  /s/ Stephen J. Cole-Hatchard
                                  ----------------------------------
                                  Stephen J. Cole-Hatchard
                                  Chief Executive Officer and President


                             By:  /s/ Vasan Thatham
                                  ----------------------------------
                                  Vasan Thatham
                                  Principal Financial Officer and Vice President