Form 10KSB40
period 1999-12-31
FRONTLINE COMMUNICATIONS CORP
filed 2000-03-30
CIK 1040850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-KSB

|X| Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

    For the fiscal year ended December 31, 1999

                                       OR

| | Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

             For the transition period from _________ to ___________

                        Commission File Number 000-24223

                         FRONTLINE COMMUNICATIONS CORP.
                 ----------------------------------------------
              (Name of Small Business Issuer in Its Charter)

            Delaware                                            13-3950283
---------------------------------                            -------------------
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

One Blue Hill Plaza, P.O. Box 1548, Pearl River, New York             10965
---------------------------------------------------------           ----------
        (Address of principal executive offices)                    (Zip Code)

                                 (914) 623-8553
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X|

The issuer's revenues for the year ended December 31, 1999 were $2,975,213.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 15, 2000 was $23,085,315. As of March 15, 2000, there were 5,004,671 shares of the issuer's Common Stock outstanding.

                      Documents Incorporated by Reference:

                                      None.

                                     PART I

Item 1. Business.

General

         Frontline Communications Corporation (the "Company") is a full service Internet company. We provide Internet-related services, products and solutions to customers on a national basis. We offer our customers a single point of contact for a complete business solution to their Internet needs. Our primary focus is to provide small and medium-sized businesses with Internet services designed to help these businesses maximize the potential of the Internet and achieve a competitive advantage in their markets. We provide our customers with a wide array of Internet access alternatives and Website development and Internet Website presence services. Our strategy is to expand our geographic presence, our customer and revenue base and our Web hosting and broadband capabilities.

         The broad acceptance of the Internet has created numerous opportunities for businesses to improve their competitive position in their markets. We believe the small and medium-sized business market generally offers significant opportunity for the growth of our business because of the large number of these businesses throughout the United States and their growing presence on the Internet. Small and medium-sized businesses are increasingly seeking third-party service providers to help them create, build and implement their Internet strategy. The analysis, design and implementation of an effective Internet solution requires a range of skills, expertise and technology that only a limited number of small and medium-sized businesses possess. In response to these needs and the growth of the Internet as a vehicle for sales and services, we have developed a full array of services designed to address all of the Internet service requirements of our small and medium-sized business customers.

         We intend to continue to acquire additional Internet service businesses in order to grow our access, development and presence services. Since October 1998, primarily through 11 acquisitions, including regional Internet service providers and Web development, hosting and related companies, we increased our customer base from 2,000 to over 16,000 customers and now have the enhanced capability to provide the access, development and presence services necessary to assist small and medium-sized business customers. We have expanded our access services nationally to include approximately 800 points of presence (POPs), nine of which we own and the rest of which we license, capable of providing Internet access services to approximately 72% of the U.S. population. We also offer significant national high-speed access, including Digital Subscriber Line (DSL) though our alliances with Covad Communications Corp. and Network Access Solutions, Inc. In addition, as one of our subsidiaries is a licensed competitive local exchange carrier (CLEC) in New York, New Jersey and Pennsylvania, we anticipate that we will be able to reduce, on a relative basis, our overall communications costs by the end of 2000. We intend to expand our network infrastructure and increase our Internet access subscriber base by continuing to acquire other Internet service providers with a high concentration of small and medium-sized business customers.

         In addition to growth by acquisition, we have engaged in more traditional marketing and advertising directed at the small and medium-sized business market. In the northeast United States, where our sales force is currently located and where we own nine POPs, we are building brand equity in our Frontline.net operations, targeted at business generally. Throughout the United States, we target women-owned businesses with our WOWFactor.com marketing brand and Website and retail business with our iShopNetworks.com (formerly ChanneliShop.com) marketing brand and Website. We anticipate that our WOWFactor.com and iShopNetworks.com marketing efforts will continue nationally, and our Frontline.net branding will grow geographically, as our POPs and sales force expand our footprint.

         We were formed in February 1997 as a Delaware corporation under the name Easy Street Online, Inc. We changed our name to Frontline Communications Corporation in July 1997. Our principal executive offices are located at One Blue Hill Plaza, Pearl River, New York 10965, and our telephone number is (914) 623-8553. Our Internet Website is located at www.frontline.net. WOWFactor's Website is located at www.wowfactor.com. iShopNetworks, Inc.'s Website, which we expect to launch in the second quarter of 2000, will be located at www.iShopNetworks.com. Information in these Websites is not part of this report. Unless the context indicates otherwise, the terms "Frontline," "we," "our," "the Company" and "us" in this report include the operations of our wholly owned subsidiaries, CLEC Communications Corporation and iShop Networks, Inc.

         We have made applications for federal trademark registration and claim rights in the following trademarks: WOWFactor; WOWFactor Women on the Web; Frontline.net; Frontline.net Effortless E-Commerce and Internet Access (name and logo); Effortless E-Commerce & Internet Access; and Frontline Communications Corp. We have received a notice of allowance from the U.S. Patent and Trademark Office with respect to the following marks: WOWFactor.com and WOWFactor design. All other trademarks and service marks used in this report are the property of their respective owners. The information on our Websites is not a part of this report.

Industry Overview

         In recent years, the Internet has experienced a rapid increase in its number of users. As a result, Internet access services is one of the fastest growing segments of the global telecommunications services marketplace. According to a survey conducted by NUA Ltd. Internet Surveys, there were 201 million people online worldwide as of September 1999. The same study predicts that by 2005, the number of people online globally will increase to 350 million. NUA Ltd. reported that business-to-business online transactions in the United States alone were expected to reach $109 billion by the end of 1999 and $843 billion by 2002.

         The rapid development and growth of the Internet has resulted in an industry of local, regional and national Internet service providers in the United States. These companies provide Internet access to their subscribers either by developing a proprietary network infrastructure or by purchasing Internet access from a wholesale provider or through a combination of both. Internet access services represent the means by which Internet service providers interconnect either businesses or individual consumers to the Internet's resources or to corporate intranets and extranets.

         Recent technological advances, combined with cultural changes and evolving business practices, have led to integration of the Internet into the activities of individuals and the operations and strategies of commercial organizations. Use of the Internet by individuals and small and medium-sized businesses has been accelerated by dramatic increases in cost-effective processing power and data storage capabilities in personal computers, as well as widespread availability of multimedia, fax/modem, and networking capabilities. Today, businesses are increasingly recognizing that the Internet is fundamentally transforming the way they compete. This realization is forcing businesses to reevaluate their Internet strategies and review their entire operational models in order to align their business objectives more closely with their business processing and systems. Businesses are attempting to utilize innovative Internet solutions to improve their competitive position and take advantage of:

         o greater opportunities to attract and retain profitable customers;
         o lower costs;
         o improved operational efficiencies;
         o strengthened supply chain partner relationships; and
         o improved communications within organizations.

         As a result, businesses are increasingly seeking third-party service providers to help them create and build business-driven Internet solutions. To service this emerging need, traditional service providers such as management consultants, traditional information technology service providers and advertising firms have created groups within their organizations that focus on the Internet needs of their clients. However, many of these traditional service providers lack the breadth of services to provide comprehensive Internet solutions, and businesses have begun to seek new third-party providers that can provide them with Internet solutions balancing their strategy, marketing and technology needs. This demand has led to the emergence of integrated Internet services firms that have the expertise to service this emerging market and can also provide a structured approach to integrating strategy, marketing and technology to create a single, unified Internet solution.

         Management believes that all of these factors provide us with significant opportunities for growth in this marketplace. Therefore, we intend to continue to focus on Internet access and e-commerce services for consumers both at home and in the workplace, and for small businesses.

Company Strategy

         Our goal is to become a leading provider of Internet access, development and presence services for small and medium-sized businesses throughout the United States. We intend to implement the following strategies in order to achieve our goal:

         o Increase our exposure to targeted segments of the small and medium-sized business market and increase our customer base by continuing to acquire and develop Websites devoted to particular small and medium-sized business segments;

         o Expand our network infrastructure and increase our Internet dial-up access subscriber base by continuing to acquire regional Internet service providers with a high concentration of small and medium-sized business customers; and

         o Expand our Internet development and presence services internally and by acquiring or forming strategic partnerships with companies which provide Internet-related services which benefit small and medium-sized businesses.

         Target small and medium-sized business segments through devoted Websites. An essential part of our growth strategy will be the use of branded Websites to increase the exposure of our Internet access, development and presence services to potential small and medium-sized business customers in particular market segments. We intend to use these Websites to target these businesses as business owners, not as consumers, and we intend to attract business owners to these Websites by offering them products and services targeted to them as Internet users, based on their business segment. However, business owners who visit these Websites will also be exposed to our array of Internet access, presence and development services. We believe that the Internet traffic generated by these Websites will be a valuable source of potential customers for our Internet services.

         In October 1998, we acquired WOWFactor, Inc. as the first step in our Website marketing strategy. WOWFactor.com was launched in May 1999 to promote e-commerce to professional women and women-owned businesses. We expect that WOWFactor.com will become a source of revenue from advertising fees charged for banner advertisements on its Website and revenue sharing arrangements with other content providers that enter into strategic partnerships with us to provide their services through the Website. Our primary purpose in developing WOWFactor.com is to generate traffic from small and medium-sized businesses that can then be exposed to our full array of Internet access, development and presence services available to business owners.

         iShopNetworks, which is currently scheduled to launch during the second quarter of 2000, will feature products listed by categories and retailers listed by location on stand-alone sites known as "verti-ports." Each destination will provide specific niches in the small and medium-sized business retail market (such as retailers in specified geographic areas and specialty retailers) with the opportunity to conduct e-commerce and build their businesses on the Internet. The goal of iShopNetworks is to provide retailers in each category with the specific access, development and presence services that they need in order to have an advantage over their competitors and to succeed online.

         Expand our network infrastructure and increase Internet dial-up access subscribers. While we currently provide access services to individuals as well as small and medium-sized businesses, we are now focusing on increasing our customer base as we develop and enhance our Internet services targeted to these businesses. As our dial-up access subscriber base grows, we will seek to increase our network infrastructure so that our Internet access capacity can meet the demands of our customers.

         We intend to expand our Internet access business principally through an acquisition strategy that will increase our customer base as well as the network infrastructure necessary to service our growing customer base. The Internet access market in the United States is highly fragmented and consists of a small number of large, national companies and a large number of smaller, regional companies. The majority of these companies are small or medium-sized businesses which we believe lack the technological capabilities and financial resources necessary to serve the Internet access needs of a rapidly changing market. We believe these factors are driving a general consolidation trend in the Internet access industry, and we believe this trend will continue for the foreseeable future.

         There is significant competition for acquisition candidates. However, unlike many Internet companies which seek to acquire access providers with a large number of residential dial-up customers, our acquisition strategy is focused on regional access providers which have a high number of potential small and medium-sized business customers. We believe that there will generally be less competition for our acquisition targets because of their relatively lower concentration of residential users.

         We will focus on acquiring companies that provide services in regions where we have identified a high concentration of potential customers based on our demographic research. We intend to focus on expanding our business into geographic regions where we identify demand for our Internet services based on several factors, including the level of use of our branded e-commerce Websites in those geographic regions. In geographic regions which we target for growth, we will seek an initial acquisition to serve as a regional operations center and then attempt to grow our business within those regions by acquiring additional Internet service providers that can be consolidated into the regional operations center. We will seek to achieve operating efficiencies and economies of scale by eliminating or consolidating redundant aspects of subsequent acquisitions within each region, including POPs, equipment leases and telecommunications and access contracts. Generally, we will seek to acquire companies with talented management teams and compatible technology.

         Expand Internet development and presence services. We will seek to develop a full array of Internet development and presence services in addition to our Internet access services to meet all of the Internet needs of our customers. We will seek to customize our services to the small and medium-sized business market, which we believe will result in higher customer loyalty and a lower churn rate than is experienced generally in the Internet industry. We also believe that this strategy will provide us with a competitive advantage over many of our larger competitors, which do not focus sufficiently on the small and medium-sized business market and therefore do not offer such customized services.

         We also believe that strategic partnerships are important to developing a full array of Internet service offerings. We primarily select partners that will provide us and our customers with a value-added service and then share the revenue with us. In 1999, we developed proposals for and closed over 20 of these partnership deals and became a premier business partner with IBM. Our premier partner status with IBM permits us to receive products at cost, use the IBM business partner logo and seal and earn commissions on Websites built on and supported by IBM products.

         Some of our other value added services and partnerships include the ability to offer:

         Content: from partners such as LookSmart Ltd., MyWay.com, which is majority owned by CMGI, Inc., and ScreamingMedia.Net, Inc., which provides Reuters and Associated Press stories;

         E-commerce Tools: including IBM's Net.commerce software for online merchandising, an easy-to-use e-commerce wizard and a merchant identification number;

         Online Office Tools: such as a video conferencing, contact sharing technology, file back up and privacy policy tools; and

         Special Offers: special benefits and promotions from other companies exclusive to our customers.

         We also enter into co-marketing agreements where organizations and associations exclusively promote our Frontline.net and WOWFactor.com brands through their marketing efforts. In some cases we have negotiated exclusive arrangements for our WOWFactor.com brand. We believe that this is the only site for women-owned businesses to offer content on CMGI's MyWay(TM) portal and on CMGI's One-Click-Charge(TM) portal for niche content. WOWFactor has also been exclusively promoted to women's organizations worldwide, including the Women in Direct

Marketing Association, the Ms. Foundation and the Women's International Chamber of Commerce.

Recent Acquisitions

         Since October 1998, we have completed the following acquisitions in order to increase our Internet access, development and presence capabilities:

         o WOWFactor, Inc. A company engaged in the business of promoting e-commerce through its Websites primarily for women's businesses.

         o Roxy Systems, Inc. d/b/a Magic Carpet. An Internet service provider in Orange County, New York.

         o US Online, Inc. A provider of Internet access, Web hosting and leased communications lines in New York, New Jersey and Pennsylvania, including a POP in the Philadelphia area.

         o Webspan Communications, Inc. An Internet service provider in New York and New Jersey. o WebPrime, Inc. A Website design, Web development and software development firm.

         o WebPrime, Inc. A Website design, Web development and software development firm.

         o Channel iShop.com. A company with a marketing concept targeting retail businesses.

         o United Computer Specialists, Inc.--access division. A subscriber base of dial-up internet access customers.

         o United Computer Specialists, Inc.--web services division. Assets relating to Web design and hosting capabilities.

         o Lingua Systems, Inc. d/b/a/ Fullwave Networks. A customer base of additional DSL customers.

         o Skyhigh Information Technologies. A customer base of additional dial-up customers.

         o FrontHost, LLC. A company in the business of providing Web hosting and design services.

Internet Services

         We have developed a variety of Internet access, development and presence services to address the needs of our customers.

         Internet Access Services. We provide a variety of competitively priced Internet access services, including dial-up accounts and dedicated access.

         o Dial-Up Accounts: We believe that dial-up accounts present not only an attractive opportunity for growth and cash flow, but also constitute excellent targets for our suite of e-commerce services. A user can quickly activate an account with us and obtain two Internet e-mail addresses and Web space and establish automatic billing to the user's credit card. Our network supports connectivity software which utilizes standard communication protocols such as TCP/IP, enabling a user's computer to communicate with other computers over the Internet. We have recently expanded our dial-up services to add national access capability, which permits customers to access their Frontline accounts from anywhere in the continental United States, and control features which prevent violence, profanity and other inappropriate materials from reaching children or business accounts.

         o DSL: We are a reseller of Digital Subscriber Line high-speed Internet access services for Covad, DSL Networks, Inc. and NAS, and now offer Digital Subscriber Line, ISDN Digital Subscriber Line, Asymmetric Digital Subscriber Line and Symmetric Digital Subscriber Line services nationally. These products provide dedicated connectivity at an affordable cost for companies that need high-performance Internet access.

         o Dedicated Access: We offer high speed, high bandwidth dedicated leased lines principally for business users who desire to connect their internal computer networks to the Internet, 24 hours a day, seven days a week. Our leased line accounts are also available to provide Internet services to businesses at various speeds, including 56K circuits, fractional T-1, full T-1 and T-3 lines, depending on the customer's needs. Our dedicated leased lines blend security and speed and offer commercial strength bandwidth that our business customers can rely on for critical productivity and e-commerce applications.

         o Co-location services: Our co-location services enable our customers to install equipment at our facilities and connect their systems directly to the Internet. We believe many of our customers will save money by co-locating with us because they will avoid the costs associated with establishing and maintaining an on-site facility and because the direct connection to our network facilities eliminates communications charges.

         Internet Development Services. We provide our customers with Internet Website development services. These services enable small businesses to develop operational Internet e-commerce Websites. Our Website development services include the following:

         o Do it yourself: Our do it yourself "Website wizard" products assist our customers in developing their own Websites by using our user-friendly unassisted Web development tools.

         o Website design services: Our in-house engineers, consultants and designers assist our customers with marketing strategy, graphic design and layout, writing and editing and Website information architecture (including Website navigation and searching systems). Our in-house professionals also have expertise in the creation of intranets, which are secure, internal networks that allow employees within a company to communicate and share information through the company's Website, and extranets, which is a network that enables a company's customers or other outside parties to gain access to the intranet. As part of our Website design services, our customers have access to our "toolbox" of e-commerce solutions which we have developed through our partner programs, including technology and services which enable online transactions, security, advertising and promotions.

         o Additional business-related services: Our Website development services include search engine registration, domain name set up and transfer, server set up, additional storage space for Website pages, e-mail aliases, additional e-mail addresses and 1-800 roaming access service.

         Internet Presence Services. We provide our customers with the following Internet Website presence services to maximize the value of their Internet
Websites:

         o Website hosting: Website hosting services offer our customers the opportunity to develop a 24 hour interactive presence on the Internet by renting space on our Internet servers. By using our Website hosting services, our customers can avoid the hardware investment required to operate their own servers and the ongoing costs associated with locating and maintaining those servers. Our Web servers connect directly to the Internet via high speed T-1 and T-3 communications lines, which provide the maximum bandwith currently available. Our Website hosting services include domain name registration, e-mail addresses, file upload and download capability and statistical logs.

         o Website analysis: We offer Website analysis services which are designed to help our customers maximize the exposure of their Websites. We analyze our customers' access logs to determine how much referral traffic they receive from various search engines and Internet directories. Our professionals also rate customer Websites in numerous categories, including usability, information architecture, navigation and overall appeal for the customer's target audience. We also evaluate whether our customers' Websites can be redesigned so that they will be more visible on Internet search engines and directories.

         o Search engine submission: We can submit our customers' Websites to search engines, and we offer long term contracts for resubmission at regular intervals.

         o Marketing strategy consultation: Our marketing and advertising professionals can assist customers with building a marketing plan designed to increase the recognition and use of their Websites. Owners of Websites have numerous marketing options available to them, including mass distribution through faxes or e-mails, press releases, newsgroup postings, forming strategic links with popular Websites and posting banner advertisements on other Websites. The exposure of Websites can also be increased by increasing their visibility on Internet search engines and directories. We work with our customers to identify which marketing strategies best fit their circumstances, and we can assist them in implementing the strategy, including negotiating with third parties on their behalf. As part of this process, we also identify those customers that can benefit from any of our e-commerce enabling resources which we have developed through our partner programs.

Network Infrastructure

         Our telecommunications network currently is comprised of leased high speed data lines and numerous POPs which allow Internet access throughout the northeast United States. These POPs permit customers in these areas to access the Internet through a local telephone call. We currently support a variety of modems, including 33.6 and V90 Kbps, at each of our POPs and have X2, 56K and ISDN technologies at most of our POPs.

         Our network is monitored 24 hours a day, seven days a week by our network operations center in Pearl River, New York. The network operations center provides network monitoring, performance support and traffic management. It also furnishes real-time network status updates to our technical support and customer service staff and assists with problem resolution. In addition, the network operations center provides real-time alarms, event correlation, forecasting and notifications of network events. Our technology team monitors and upgrades our network technology when necessary. Access to our network operations center requires electronic identification badges and is limited to top security personnel and technical team members.

         Our network equipment receives conditioned, or regulated, power to protect it from damaging voltage spikes and brownouts. Backup power systems automatically supply emergency power to our network equipment in the event of a total power outage. Our network operations center contains a separate dedicated industrial-size air conditioner to reduce the heat generated by our equipment in order to prevent shut downs and overheating of critical equipment and to allow our servers to operate at peak efficiency. In addition, we are in the process of installing a FM-200 fire suppression system at our new network operations center guaranteed by its manufacturer to fill the entire room with a gas which will extinguish a fire within 10 seconds. This fire suppression system does not contain water sprinklers, which could damage equipment or cause electrical fires, and covers the actual room, the ceiling and the floor beneath the room.

Internet Access Providers and Suppliers

         We currently rely on a limited number of suppliers to provide Internet access via leased telecommunications lines on a cost-effective and continuous basis. We have not entered into any long term agreements with such suppliers. Although we believe that we currently have sufficient access to telecommunications networks on favorable terms and believe that our relationship with such suppliers is satisfactory, any increase in rates charged by such suppliers would materially adversely affect our operating margins. Failure to obtain continuing access to such networks would also have a material adverse effect on us, including possibly requiring us to significantly curtail or cease our operations.

         We are also dependent on third-party manufacturers of hardware components. Certain components used by the Company in providing its networking services are acquired from only one source, including high performance routers manufactured by Cisco Systems, Inc. and remote access servers manufactured by 3Com (formerly U.S. Robotics, Inc). In 1999, we acquired $1.3 million worth of communications equipment from a major telecommunications equipment manufacturer. The manufacturer provided the financing through a lease for $957,000. The lease requires us to pay $36,000 a month for 30 months commencing February 2000. In addition, $419,000 due to the manufacturer is payable over four quarterly installments commencing March 2000. Although we believe that network equipment is currently available from numerous sources, failure by manufacturers to deliver quality products on a timely basis or the inability to develop alternative sources if and as required, could result in delays which could materially adversely affect our business and limit our ability to expand our operations.

Marketing and Sales

         Although we continue to provide Internet services to a growing number of individuals, our primary focus has shifted to providing Internet service to small and medium-sized businesses. We currently obtain new individual customers by (1) responding to telephone calls and e-mails which are largely generated from referrals from existing customers and (2) acquiring other Internet service providers. Our marketing programs include a retention program to maintain our current customer base and a referral program to generate new customers.

         The primary methods planned for targeting new small business customers include direct response marketing programs such as radio, promotions, print advertising, telemarketing, online marketing and broadcast fax. Affiliate marketing programs, such as those with online book and record sellers, will also be employed. In a highly competitive industry such as this one, we believe that name recognition is essential. Our marketing personnel are actively working to achieve name recognition through radio, trade and local business print media advertising and local event marketing. We believe that this will also aid in the development of a quality, value added reseller and affiliate channel. We have adopted the slogan "Effortless E-Commerce & Internet Access" for which we have a pending trademark application with the United States Patent and Trademark Office. This slogan is intended to communicate our focus to potential small business customers.

         We currently have an in-house sales and marketing staff consisting of a Director of Marketing, a Director of Sales, inbound sales representatives and brand and marketing managers. We are currently exploring the advantages of outsourcing our telemarketing.

         Our investment in WOWFactor was our initial step in our efforts to reach small businesses. We believe that WOWFactor, with its focus on women business owners nationally, will be a potent distribution channel for our services. We also believe that marketing, development, and infrastructure are providing substantial economic leverage to both companies.

         In furtherance of our efforts to reach small businesses, we also plan to launch our iShopNetworks.com Website in the second quarter 2000. Like WOWFactor, iShopNetworks will focus on a specific segment of the small business market (in this case, retail businesses) and will market our access, development and presence services to those businesses.

Customer Support

         We believe that providing prompt and effective technical assistance to our subscribers and customers is essential for retention of our customers, cost containment and quality improvement efforts. We provide network monitoring and emergency subscriber assistance services 24 hours a day, seven days a week. Regular support and technical assistance is available 16 hours per day, seven days per week. We plan to implement 24-hour technical support during 2000. In house technical personnel respond to telephone and E-mail inquiries. All customer service is handled in-house in order to maintain the support levels required to retain customers in a competitive market. There can be no assurance, however, that our customer support resources will be sufficient to manage any expansion in our subscriber base. Any failure to adequately match customer support resources to projected increases in subscribers could adversely affect us.

Competition

         Internet Access Services. The market for Internet access services is highly competitive, rapidly evolving and subject to technological change. There are no substantial barriers to entry, and we expect that competition will intensify in the future. Our ability to compete successfully is significantly affected by numerous factors, including price, ease of use, reliability, customer support, geographic coverage, and industry and general economic trends, particularly unfavorable economic conditions adversely affecting consumer discretionary spending. Our competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than we do, including:

o international, national and regional Internet service providers;

o established online services companies that currently offer Internet access;

o computer hardware and software and other technology companies;

o national long distance carriers;

o regional Bell operating companies; and

o cable operators.

Advances in technology and changes in the marketplace and the regulatory environment will continue, and we cannot predict the effect that ongoing or future developments may have on us or our competitors, or on the pricing of our products and services.

Internet Services. The market for Internet services is relatively new, intensely competitive, quickly evolving and subject to rapid technological change. We expect competition to intensify as the market evolves. We believe that the competitors fall into several categories, including Internet service firms, technology integrators and strategic consulting firms.

         Many of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than we do. While we believe that only a few of these competitors offer an integrated package of Internet services, several competitors have announced their intent to offer a broader range of services than they currently provide. We believe that the principal competitive factors in the Internet services market are the provision of an integrated services capability, breadth of service offerings, cost certainty and a customer base to which high-end products can be marketed, and we believe that our service model will allow us to compete favorably against these competitors. There are relatively low barriers to entry into the Internet services market. As a result, new market entrants pose a threat to our business. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could have a material adverse effect on our business, financial condition and results of operations.

Competitive Local Exchange Services. As we increase our CLEC services, we will be subject to competition from other CLECs and local telephone companies. The local exchange industry is competitive, evolving, and subject to technological change, and competition is expected to increase in the future. Many of the competitors in the CLEC industry have greater financial, personnel, brand name recognition, and other resources than we do.

Industry Regulation

         The following summary of regulatory developments and legislation does not describe all present and proposed federal, state and local regulations and legislation affecting us and our industry. Other federal, state and local legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change the manner in which our industry operates. Neither the outcome of these proceedings, nor their impact upon us or our industry can be predicted at this time.

         Internet Service Provider Regulation. Currently, few U.S. laws or regulations specifically regulate communications or commerce over the Internet. However, changes in the regulatory environment relating to the Internet connectivity market, including regulatory changes which directly or indirectly affect telecommunications costs or increase the likelihood or scope of competition from the regional Bell operating companies or other telecommunications carriers, could affect the prices at which we may sell our services and impact competition in our industry. Congress and the Federal Communications Commission will likely continue to explore the potential regulation of the Internet. For instance, the Federal Communications Commission may impose certain payments on Internet service providers, similar to payments imposed on telecommunications carriers, which could cause our costs of doing business to increase substantially.

         One area in which Congress has attempted to regulate information over the Internet involved the dissemination of obscene or indecent materials. Certain provisions of the Telecommunications Act of 1996 relating to indecent communication over the Internet, generally referred to as the Communications Decency Act, were found to be unconstitutional by the U.S. Supreme Court in 1997. In October 1998, Congress enacted the Child Online Protection Act, which requires that online material that is "harmful" to minors be restricted. This law is currently being challenged in federal district court. On February 1, 1999, a U.S. District Court judge issued a preliminary injunction against enforcement of portions of that act and the U.S. Department of Justice has appealed that decision. The Protection of Children from Sexual Predators

Act of 1998 creates an affirmative obligation of providers of electronic communication services to report certain violations of child pornography laws. Some states also have adopted or may adopt in the future similar requirements. The constitutionality of such state requirements remains unsettled at this time.

         Future laws and regulations could be adopted to address matters such as user privacy, copyright and trademark protection, pricing, consumer protection, characteristics and quality of Internet services, libel and defamation, and sales and other taxes. Internet-related legislation and regulatory policies are continuing to develop, and we could be subject to increased regulation in the future. Laws or regulations could be adopted in the future that may decrease the growth and expansion of the Internet's use, increase our costs or otherwise adversely affect our business.

         In 1998, Congress passed the Digital Millennium Copyright Act. That act provides numerous protections from certain types of copyright liability to Internet service providers that comply with its requirements. To the extent that we have not met those requirements, third parties could seek recovery from us for copyright infringements caused by our Internet customers.

         The law relating to the liability of Internet service providers for information carried on or disseminated through their networks is currently unsettled. It is possible that claims could be made against Internet service providers for defamation, negligence, copyright or trademark infringement or on other theories based on the nature and content of the materials disseminated through their networks. We could be required to implement measures to reduce our exposure to potential liability, which could include the expenditure of resources or the discontinuance or modification of certain product or service offerings. Costs that may be incurred as a result of contesting any claims relating to our services or the consequent imposition of liability could have a material adverse effect on our financial condition, results of operations and cash flow.

         Competitive Local Exchange Carrier Regulation. Our wholly-owned subsidiary, CLEC Communications Corp., was granted competitive local exchange carrier status by the New York State Public Service Commission in December 1998 and has been granted provisional authority to operate as a competitive local exchange carrier by the Pennsylvania Board of Public Utilities. We also have a CLEC application pending in New Jersey.

         In October 1999, our subsidiary entered into an interconnection agreement with Bell Atlantic which sets forth the parameters within which we may subscribe to and resell all forms of local telephone service in New York. In order to benefit from the reduced pricing structure provided in the interconnection agreement, we must demonstrate our ability to provide the interconnection services described in the agreement. We must also order and install certain telecommunications services and equipment. We expect that we will be able to benefit from the reduced pricing set forth in the agreement by the end of 2000.

         As a certified CLEC, we are subject to various ongoing regulatory requirements applicable to CLECs in particular and certain other requirements applicable to all telecommunications carriers. As we become certified as a CLEC in other states, we will become subject to the regulatory requirements in those states. Most states impose tariff filing requirements on carriers and require that telecommunications carriers charge just and reasonable rates and not discriminate among similarly situated customers. Some states also require the filing of periodic reports, the payment of various regulatory fees and surcharges, and compliance with service standards and consumer protection rules. States often require prior approvals or notifications for certain transfers of assets (such as fiber optic cable or other telecommunications facilities), customers, or ownership. Some states also require approval or notice of the issuance of securities or debt or for name changes of a certificated carrier. We intend to seek CLEC authority in additional states. We cannot guarantee that we will be able to obtain such approvals.

         States generally retain the right to sanction a telecommunications carrier or to revoke certifications if a carrier violates relevant laws and/or regulations. If any state regulatory agency concluded that we provide intrastate service without the appropriate authority, or that we are not otherwise in compliance with state public utility commission laws and rules, that agency could initiate enforcement actions, potentially including the imposition of fines, the disgorging of revenues or the refusal to grant the regulatory authority necessary for the future provision of intrastate telecommunications services.

Employees

         As of March 1, 2000, we had 60 employees in addition to our 6 executive officers. We engage part-time employees from time to time. None of our employees are represented by a union. We consider our employee relations to be good.

Item 2. Properties

         Our executive offices are located in Pearl River, New York, where we lease approximately 12,000 square feet of space at an annual rent of approximately $275,000 pursuant to an amended lease which expires in May 2004. Our customer service center is located in Howell, New Jersey where we lease approximately 2,400 square feet under a lease that expires in May 2004. We also lease space (typically, less than 100 square feet) in various geographic locations to house the telecommunications equipment for each of our POPs. Leased facilities for POPs have various expiration dates through April 2002. Aggregate annual rentals for POPs are approximately $12,000.

Item 3. Legal Proceedings

         We are not party to any legal proceedings other than ordinary course routine litigation incidental to our business. We do not believe that any of these proceedings will have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         Market Information. On February 7, 2000 our Common Stock was listed on the American Stock Exchange ("AMEX") under the symbol "FNT". From May 14 , 1998 until February 7, 2000, our Common Stock was traded the NASDAQ SmallCap Market under the symbol "FCCN". The following table sets forth, for the periods indicated, the range of the high and low closing prices for the Common Stock as reported by NASDAQ and AMEX

Fiscal Year Ended December 31, 1998         High               Low
-----------------------------------         ----               ---

Second Quarter
(commencing May 14, 1998)                   $ 5.375          $4.25

Third Quarter                                 8.125            2.125

Fourth Quarter                                8.2188           2.375

Fiscal Year Ended December 31, 1999
-----------------------------------

First Quarter                                16.75             5.625

Second Quarter                               18.065            7.9375

Third Quarter                                11.375            4.75

Fourth Quarter                                8.50             3.8125

Fiscal Year Ended December 31, 2000

First Quarter
(through March 15, 2000)                      8.00             4.375

         The number of record holders of our Common Stock was 84 as of March 15, 2000. We believe that there are in excess of 2,300 beneficial owners of our Common Stock.

         Dividend Policy. To date, the Company has not declared or paid any cash dividends on its Common Stock. The payment of dividends on its common stock, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition and other relevant factors. The Company presently intends to retain all earnings to finance the Company's continued growth and development of its business and does not expect to declare or pay any cash dividends in the foreseeable future.

         Holders of the Company's Series B Convertible Redeemable Preferred Stock are entitled to receive annual cumulative dividends of $.60 per share payable semi-annually commencing June 30, 2000. The dividends will be paid in cash or in shares of Common Stock, in the Company's discretion. We anticipate that payment of dividends on our Preferred Stock will be made by issuing additional shares of Common Stock for the foreseeable future.

         Sales of Unregistered Securities During Fourth Quarter of 1999.

         In September 1999, the Company issued 5,974 shares of common stock to Martin Janis & Co. in exchange for services rendered pursuant to a consulting agreement.

         In October 1999, the Company issued 33,065 shares of common stock in connection with the acquisition of assets of United Computer Specialists, Inc.

         In October 1999, the Company issued 105,263 shares of common stock and warrants to purchase 11,483 shares of common stock to two investors for aggregate consideration of $500,000, and issued warrants to purchase 2,871 shares of common stock to the placement agent for the offering.

         In December 1999, the Company issued 26,538 shares of common stock in connection with the acquisition of FrontHost, LLC.

         In December 1999, the Company issued 135,870 shares of common stock and warrants to purchase 14,847 shares of common stock to two investors for aggregate consideration of $750,000, and issued warrants to purchase 3,707 shares of common stock to the placement agent for the offering.

         In December 1999, the Company converted 10 shares of Series A Preferred Stock previously issued to shareholders of WOWFactor, Inc., into 98,462 shares of Common Stock of the Company.

         In December 1999, the Company issued an aggregate of 25,000 shares of common stock pursuant to repricing rights.

         From February 1997 to January 2000, the Company issued an aggregate of 129,916 shares of common stock upon the exercise of options granted under its stock option plan.

         Each of the above investors had full access to information relating to the Company and represented to the Company that he or she had the required investment intent. Each of the above investors was sophisticated in that he or she had such knowledge and experience in financial and business matters that he or she was capable of evaluating the merits and risks of the investment. In addition, the above-referenced securities bear appropriate restrictive legends, and stop transfer orders were placed against such securities.

         In connection with these issuances, the Company relied on the exemption from registration offered by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving any public offering.

         Use of Proceeds of Registered Securities. In May 1998, the Company consummated an initial public offering of 1,840,000 shares of Common Stock and warrants to purchase 1,840,000 shares of Common Stock (including 240,000 shares and 240,000 warrants issued pursuant to the exercise of an over-allotment option) and received net proceeds of approximately $5,800,000, after payment of underwriting discounts and commissions, fees and offering expenses. Since May 19, 1998 (the date of the closing of the initial public offering) through June 30, 1999, the Company used approximately $1,934,000 of the net proceeds for acquisitions and related expenses, $264,113 for a stock repurchase; $443,000 for the repayment of indebtedness (including $185,848 to affiliates); $629,000 for equipment and POP upgrades; and approximately $596,000 for marketing, promotional and web development expenses. The balance was utilized to fund operating losses.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The Statements contained in this Item 6 and elsewhere in this Form 10-KSB which are not historical facts are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. These "forward looking statements" are subject to a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such risk factors include, but are not limited to, risks associated with the Company's ability to attract and retain new subscribers, ability of the Company to successfully integrate newly acquired subscribers, business entities and personnel into its operations, ability to manage any future growth, uncertainties regarding future operating results, risks relating to changes in the market for internet services, regulatory and technological changes, possible inability to protect proprietary rights, changes in consumer preferences and demographics, competition, reliance on telecommunication carriers, ability to expand the Company's network structure, ability to obtain any necessary future financing, unfavorable general economic conditions, uncertainty of customer and supplier plans and commitments and other risks detailed in this report and in the Company's other Securities and Exchange Commission filings. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements, which speak only as of the date they were made. We undertake no obligation to update any forward-looking statements contained in this report.

Overview

         During 1998 and 1999, approximately 90% of our revenues were derived from providing Internet access services to individuals and businesses. These revenues are comprised principally of recurring revenues from our customer base, leased line connections and various ancillary services. We charge subscription fees, which are billed monthly or quarterly, in advance, typically pursuant to pre-authorized credit card accounts. The remaining 10% of our revenues during those periods were derived from Web development and hosting services. Our business strategy is to increase the percentage of revenues we derive from Web development and hosting services. We have not yet generated any revenues as a CLEC reseller of telephone access.

         Monthly subscription service revenue for Internet access is recognized over the period in which services are provided. Fee revenues for website development and Internet website presence services are recognized as services are performed. Deferred revenue represents prepaid access fees by customers.

Acquisitions

         Acquisitions have historically been and will continue to be an important aspect of our growth strategy. In 1999, we completed the following acquisitions: WebPrime, Inc. website design, web development and software development firm; Channel iShop.com (now iShopNetworks.com) a company with marketing concept targeting retail businesses; assets relating to the dial-up internet access customer base and web design and hosting capabilities of United Computer Specialists, Inc; a customer base of additional DSL customers of Lingua Systems, Inc. d/b/a/ Fullwave Networks; a customer base of additional dial-up customers of Skyhigh Information Technologies and Fronthost LLC, a company in the business of providing web hosting and design services. In 1998 we completed the following acquisitions: WOWFactor, Inc., a company engaged in the business of promoting e-commerce through its Websites primarily for women's businesses; Roxy Systems, Inc. d/b/a Magic Carpet, an Internet service provider in Orange County, New York; US Online, Inc., a provider of Internet access, webhosting and leased communications lines in New York, New Jersey and Pennsylvania; Webspan Communications, Inc. an Internet service provider in New York and New Jersey.

         All of the acquisitions were accounted for using the purchase method of accounting with the results of each acquisition included in the consolidated financial statements from the respective acquisition date. Our acquisitions resulted in our recording significant intangible assets. As of December 31, 1999, we had $4,146,107 of net intangible assets, which are being amortized over a period of three years. See

Note 2 of Notes to Consolidated Financial statements.

Results of Operations

         Comparison of years ended December 31, 1999 and 1998

         Revenues. Revenues increased for the year ended December 31, 1999 by $2,400,249 or 417.5% over the prior year. The increase was attributable to an expanded customer base. The increase in customer base was principally due to acquisitions. We had approximately 16,000 customers at December 31, 1999 compared to 2,000 customers during most of 1998.

         Cost of Revenues. For the year ended December 31, 1999, cost of revenues increased by $1,429,064 to $2,015,824. As a percentage of revenues, cost of revenues decreased to 67.8% from 102.0%. The absolute dollars increase in cost of revenues was due to increased communication and technical personnel expenses incurred to support the increased customer base and in anticipation of future growth. We expect these costs to increase in absolute dollars as additional customers are added.

         Selling, General and Administrative. For the year ended December 31, 1999, selling general and administrative expenses increased by $3,822,776. As a percentage of revenues, selling, general and administrative expenses decreased from 245.7% in 1998 to approximately 176% in 1999. The absolute dollar increase in selling, general and administrative expenses was attributable to higher payroll, advertising, promotion and professional fees incurred in 1999 due to the increased revenue base and in anticipation of growth. We anticipate future increases in operating expenses related to advertising, promotion, payroll and professional services.

         Depreciation and Amortization. For the year ended December 31, 1999, depreciation and amortization increased by $1,543,798 to $1,764,373. The increase was due to amortization arising from acquisitions and due to depreciation arising from additional equipment acquired in 1999.

         Non-cash compensation charges. We granted certain employees options to purchase an aggregate of 245,768 shares of common stock, which required stockholder approval prior to issuance. Our stockholders approved the issuance in June 1999, and that approval date is deemed to be the grant date. Since the fair market value of the shares at the grant date exceeded the exercise price, compensation costs of $712,220 were recognized during the year ended December 31, 1999. Non cash compensation charges of $42,000 and $175,137 for the years ended December 31, 1999 and 1998 were recognized as a result of stock options granted to non employees.

         Interest Income. Interest income net of interest expense for 1999 was $37,657 compared to $76,344 for 1998. As a significant portion of the unutilized proceeds of the Company's initial public offering, completed in May 1998, was used to fund operating losses in 1999, net interest income decreased during 1999.

         Net loss. We incurred significant losses and anticipate that we will continue to incur losses until sufficient revenues are generated to offset the substantial up-front expenditures and operating costs associated with attracting and retaining additional customers. For the years ended December 31, 1999 and 1998, we incurred net losses of $6,757,258 and $1,744,099, respectively.

         Liquidity and Capital Resources. Our working capital deficiency at December 31, 1999 was $1,640,344 compared to positive working capital of $1,245,536 at December 31, 1998. The decrease in working capital was due to operating losses, the purchase of communications equipment and acquisitions of businesses.

         In 1998, we completed an initial public offering of our common stock and warrants and received net proceeds of approximately $5.8 million. $443,000 of the proceeds was used for repayment of indebtedness (including $185,848 to affiliates), and $264,113 was used to repurchase 231,520 shares of common stock. We completed four acquisitions in 1998 and used approximately $1,482,000 of the public offering proceeds for the cash portion of the purchase price and related expenses.

         In 1999, we sold through private placements 499,899 shares of common stock to two investors for an aggregate price of $4,250,000, with net proceeds of $3,795,000. Each purchaser is also entitled to receive additional shares of common stock if the market price for common stock falls below specified price levels. As December 31, 1999, the purchaser exercised repricing rights that resulted in our issuing additional 239,716 shares of common stock. We may be required to issue up to additional 207,161 shares of common stock to satisfy the remaining repricing rights.

         In 1999, we acquired $1.3 million worth of communications equipment from a major telecommunications equipment manufacturer. The manufacturer provided the financing through a lease for $957,000. The lease requires us to pay $36,000 a month for 30 months commencing February 2000. In addition, $419,000 due to the manufacturer is payable over four quarterly installments commencing March 2000.

         In February and March 2000, we sold in a public offering 1,137,300 shares of Series B convertible redeemable preferred stock at $15 a share and received net proceeds, after deducting commissions and related expenses, of $14,600,000. The preferred stock can be converted into common stock at the rate of 3.4 shares of common stock for each share of preferred shares. Preferred Stockholders are entitled to receive cumulative annual dividend of $.60 per share payable semi-annually either cash or shares of our common stock at our sole discretion. Further preferred stock holders are entitled to receive a liquidation preference of $15 per share, plus accrued dividends. We have the option to redeem the preferred stock under certain circumstances.

         In the first quarter of 2000, additional dividends (non-cash) of approximately $6,148,000 will be recorded as a result of the conversion price of the preferred stock being less than the market price of the common stock at the time of the offering.

         Our primary capital requirements are to fund acquisitions of subscriber bases and related Internet businesses, install network equipment and for working capital. To date, we have financed our capital requirements primarily through issuance of debt and equity securities. We do not have any lines of credit. The availability of capital resources is dependent upon prevailing market conditions, interest rates, and our financial condition.

         Our capital expenditures for 2000 are expected to range between $240,000 to $300,000. Based on our current plans and assumptions relating to our business strategy, we anticipate that our cash on hand, expected revenues and proceeds from our preferred stock offering completed in February and March 2000, will satisfy our capital requirements through at least the end of 2000.

Effect of Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. We do not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any effect on its financial statements.

Item 7. Financial Statements.

         The financial statements appear in a separate section of this report following Part III.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The directors and executive officers of the Company are as follows:

Name                           Age   Position
----                           ---   --------

Stephen J. Cole-Hatchard ....   42   Chairman of the Board, Chief Executive
                                     Officer and President
Jodie L. Jackson ............   45   Chief Operations Officer and General
                                     Manager
Nicko Feinberg...............   28   Chief Information Officer, Executive Vice
                                     President of Technology and Director
Michael Olbermann ...........   43   Executive Vice President of Operations, and
                                     Director
Vasan Thatham ...............   42   Vice President and Chief Financial Officer
Amy Wagner-Mele..............   31   Executive Vice President, Secretary and
                                     General Counsel
Ronald C. Signore ...........   39   Director
William A. Barron............   50   Director

         Stephen J. Cole-Hatchard has been our Chairman, Chief Executive Officer and President since August 1997. Mr. Cole-Hatchard was our Vice President of Finance from February 1997 to August 1997 and has been one of our directors since February 1997. Mr. Cole-Hatchard was Chief Financial Officer of Hudson Technologies, Inc., a refrigerant services company specializing in recovery and decontamination services, from 1993 to 1996, and has been a licensed attorney since 1988.

         Jodie L. Jackson has been our General Manager since September 1999 and our Chief Operations Officer since January 2000. From October 1996 to April 1999, Mr. Jackson served as a Chief Operating Officer at Paperless Adjudication LLC, a developer of network solutions and proprietary software for processing electronic transactions. From 1993 through September 1996, Mr. Jackson was the Director of Marketing at Theratronics International Ltd., a manufacturer of medical equipment, hardware and software.

         Nicko Feinberg founded our company in 1995 and has been one of our directors and our Executive Vice President of Technology since November 1996 and our Chief Information Officer since August 1997. From April 1994 to October 1996, Mr. Feinberg was a Sales Manager and, from April 1991 to April 1994, a Sales Account Executive for Microage Computer Outlet, Inc., a company engaged in computer sales.

         Michael Olbermann has been our Executive Vice President of Operations since September 1997 and one of our directors since February 1997. Mr. Olbermann was also our Chief Operations Officer from September 1997 until December 1999 and our Vice President of Business Development from February 1997 until September 1997. From 1986 to 1997, Mr. Olbermann owned and operated Rock House Construction Co., Inc., a company engaged in commercial and residential construction.

         Vasan Thatham has been our Vice President and Chief Financial Officer since February 1999. From 1994 through 1998, Mr. Thatham was Vice President and Chief Financial Officer of Esquire Communications Ltd., a company engaged in providing legal support services.

         Amy Wagner-Mele has been our Executive Vice President and General Counsel since December 1998 and our Secretary since September 1998, and was our Vice President, Secretary and Corporate Counsel from September to December 1998. From September 1997 to August 1998, Ms. Wagner-Mele was an associate with the law firm of Winston & Strawn. From 1993 to August 1997, Ms. Wagner-Mele was an associate with the law firm of Podvey, Sachs, Meanor, Catenacci, Hildner & Cocoziello, P.C.

         Ronald C. Signore has been one of our directors since December 1997. Mr. Signore has been a partner in the accounting firm of Robert Gray & Co., LLP for more than the past five years.

         William A. Barron has been one of our directors since January 2000. Prior to retirement, Mr. Barron served as Vice President and Chief Financial Officer of Hudson Technologies, Inc. from July 1996 to March 1997. Prior to that, Mr. Barron was President and Chief Operating Officer for Diagnostek, Inc., a pharmacy benefit management company, from May 1994 to October 1995 and Executive Vice President and Chief Financial Officer for Diagnostek, Inc. from March 1993 to April 1994. Mr. Barron is currently a defendant in two related class actions, Freedman et. al. v. Value Health et. al. and Bash et. al. v. Value Health, Inc. et. al., pending in the United States District Court in Bridgeport, Connecticut arising from the acquisition of Diagnostek, Inc. by Value Health, Inc. The plaintiffs' claims in these actions include claims against certain former officers of Diagnostek, including Mr. Barron, under
Section 15 of the Securities Act and Sections 10(b) and 20 of the Exchange Act, Rule 10b-5 of the Exchange Act and certain attendant claims for common law fraud and negligent misrepresentation and violations of state securities laws, relating to, among other things, certain alleged inaccuracies regarding Diagnostek's financial condition contained in the joint merger proxy statement and a joint press release relating to the merger.

         All directors hold office until the next annual meeting of stockholders for the ensuing year or until their successors have been duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Item 10. Executive Compensation.

         The following table sets forth compensation paid to our Chief Executive Officer and our three other most highly compensated executive officers (each of whom was serving at the end of our fiscal year ended December 31, 1999) during the years ended December 31, 1997, 1998 and 1999. No other executive officer of the Company received aggregate compensation which exceeded $100,000 during the year ended December 31, 1999. We refer to these four executive officers as our "Named Executives."

Summary Compensation Table

                                                                                            Long-Term
                                                     Annual Compensation                  Compensation
                                            ---------------------------------------          Awards
Name and Principal Position         Year      Salary     Bonus     Other Annual            Securities
---------------------------         ----      ------     -----     Compensation (1)        Underlying
                                                                   ----------------     Options/SAR's (#)
                                                                                        -----------------

Stephen J. Cole-Hatchard ......     1999    $115,256      $ 0           $ 0                 146,000(2)
Chief Executive Officer             1998      34,846        0             0                  79,000(2)
                                    1997           0        0             0

Nicko Feinberg ................     1999    $108,615      $ 0           $ 0                 146,000(2)
Chief Information Officer           1998      79,500        0             0                  20,000(2)
                                    1997      29,000        0             0

Michael Olbermann .............     1999    $108,615      $ 0           $ 0                 146,000(2)
Chief Operations Officer            1998      95,100        0             0                  20,000(2)
                                    1997      49,730        0             0

Amy Wagner-Mele ...............     1999    $108,615      $ 0           $ 0                  26,000(2)
Executive Vice President(3)         1998      29,169        0             0                  75,000(2)

---------------

(1) The aggregate value of benefits to be reported under the "Other Annual Compensation" column did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus for any named executive officer.

(2)  Represents stock options granted under our 1997 Stock Option Plan.

(2)  Ms. Wagner-Mele joined us in September 1998.

         The following table sets forth information regarding options granted during the year ended December 31, 1999 to our Named Executives:

                Option/SAR Grants in Year Ended December 31, 1999

Name                                    Number of Shares        % of Total
----                                       Underlying          Options/SARs
                                          Options/SARs          Granted to          Exercise     Expiration
                                             Granted        Employees in Year        Price          Date
                                        ----------------    -----------------      ($/share)     ----------
                                                                                   ----------
Stephen J. Cole-Hatchard ......               20,000              2.18%              $6.06         1/13/04
                                               1,000xx            0.11                5.65         9/20/04
                                              25,000              2.73                4.75         9/30/04
                                             100,000x            10.91                5.25        12/22/04

Nicko Feinberg ..................             20,000              2.18                6.06         1/13/04
                                               1,000xx            0.11                5.65         9/20/04
                                              25,000              2.73                4.75         9/30/04
                                             100,000x            10.91                5.25        12/22/04

Michael Olbermann ..............              20,000              2.18                6.06         1/13/04
                                               1,000xx            0.11                5.65         9/20/04
                                              25,000              2.73                4.75         9/30/04
                                             100,000x            10.91                5.25        12/22/04

Amy Wagner-Mele ..............                 1,000xx            0.11                5.65         9/20/04
                                              25,000              2.73                5.25        12/22/04

                        [ADD FOOTNOTE WHEN OPTIONS VEST]

         The following table sets forth information concerning the number of options owned by our Named Executives, the value of any in-the-money unexercised options as of December 31, 1999 and information concerning options exercised by our Named Executives during the year ended December 31, 1999:

         All of the options granted were exercisable at December 21, 1999 except for:

          (i)  x 50,000 of the options are exercisable from 12/23/2000.

         (ii) xx Options are exercisable from 9/21/2002.

                           Aggregated Option Exercises
                         And Year-End Option/SAR Values

                                                        Number of Securities        Value of Unexercised
                                                       Underlying Unexercised           In-the-Money
                                                            Options/SARs                Options/SARs
                                                      at December 31, 1999(#)      at December 31, 1999($)
Name                         Shares                   -----------------------      -----------------------
----                      Acquired on     Value
                            Exercise    Realized    Exercisable  Unexercisable  Exercisable   Unexercisable
                              (#)         ($)       -----------  -------------  -----------   -------------
                          -----------   --------
Stephen J. Cole-Hatchard          0            0      174,000         51,000      $637,762       $123,938
Nicko Feinberg                    0            0      115,000         51,000       331,670        123,938
Michael Olbermann                 0            0      115,000         51,000       331,670        123,938
Amy Wagner-Mele              15,000     $161,250       50,000         36,000       190,650        183,618

         The year-end values for unexercised in-the-money options represent the positive difference between the exercise price of the options and the year-end market value of our common stock. An option is "in-the-money" if the year-end fair market value of our common stock exceeds the option exercise price. The closing sale price of our common stock on December 31, 1999 was $7.688. The value realized represents the positive spread between the exercise price of the exercised options and the market price of our common stock on the date of exercise.

Employment Agreements

         We have entered into employment agreements with each of Messrs. Feinberg, Cole-Hatchard and Olbermann which provide for an annual base compensation of not less than $88,000, $45,000, and $88,000, respectively, and such bonuses as the Board of Directors may, in its sole discretion, from time to time determine. We entered into an employment agreement with Amy Wagner-Mele pursuant to which Ms. Wagner-Mele agreed to serve as Corporate Counsel at a salary of not less than $98,000 per annum. We also entered into an employment agreement with Jodie L. Jackson pursuant to which Mr. Jackson agreed to serve as Chief Operations Officer and General Manager at a salary of not less than $110,000 per annum. The employment agreements with Messrs. Feinberg, Cole-Hatchard and Olbermann expire in August 2000, and the employment agreements with Ms. Wagner-Mele and Mr. Jackson expire in September 2001 and September 2000, all subject to automatic successive one year renewals unless either we or the employee gives notice of intention not to renew the agreement. The employment agreements provide for employment on a full-time basis and contain a provision that the employee will not compete or engage in a business competitive with our current or anticipated business during the term of the employment agreement and for a period of two years thereafter. We have entered into a month-to-month employment agreement with Mr. Thatham which provides for a base salary at a rate of $95,000 per year. All of the employment agreements provide for each of the employees to be paid additional compensation equal to 295% of their annual base salary in the event of a change of ownership or effective control of our company (as defined in the agreements).

1997 Stock Option Plan

         In February 1997, our Board of Directors and stockholders adopted our 1997 Stock Option Plan, pursuant to which 500,000 shares of common stock were reserved for issuance upon exercise of options. In June 1999, the Board of Directors and our stockholders approved an amendment to increase to 1,400,000 the number of shares of common stock available for issuance upon exercise of options under the stock option plan. In the fourth quarter of 1999, we issued an additional 79,868 stock options which are subject to stockholder approval of an increase in our stock option reserve. Our stock option plan is designed to serve as an incentive for retaining qualified and competent employees, directors and consultants.

         Our Board of Directors or a committee of our Board administers our stock option plan and is authorized, in its discretion, to grant options under our stock option plan to all eligible employees, including our officers, directors (whether or not employees) and consultants. Our stock option plan provides for the granting of both "incentive stock options" (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options. Options can be granted under our stock option plan on such terms and at such prices as determined by the Board of Directors or its committee, except that the per share exercise price of options will not be less than the fair market value of the common stock on the date of grant. In the case of an incentive stock option granted to a stockholder who owns stock possessing more than 10% of the total combined voting power of all of our classes of stock, the per share exercise price will not be less than 110% of the fair market value on the date of grant. The aggregate fair market value (determined on the date of grant) of the shares covered by incentive stock options granted under our stock option plan that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit.

         Options granted under our stock option plan will be exercisable during the period or periods specified in each option agreement. Options granted under our stock option plan are not exercisable after the expiration of 10 years from the date of grant (five years in the case of incentive stock options granted to a stockholder owning stock possessing more than 10% of the total combined voting power of all of our classes of stock) and are not transferable other than by will or by the laws of descent and distribution.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information, as of March 15, 2000 relating to the beneficial ownership of shares of Common Stock by: (i) each person or entity who is known by the Company to own beneficially five percent or more of the outstanding

Common Stock; (ii) each of the Named Executives; (iii) each of the Company's directors; and (iv) all directors and executive officers of the Company as a group.

         Unless otherwise indicated, the address of each beneficial owner is care of Frontline Communications Corporation, One Blue Hill Plaza, 7th Floor, Pearl River, New York 10965. Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of common stock that they beneficially own.

                                                Number of Shares       Percentage of Shares
   Name and Address of Beneficial Owner        Beneficially Owned       Beneficially Owned
   ------------------------------------        ------------------       ------------------
Stephen J. Cole-Hatchard ....................         371,000                   7.2%
Nicko Feinberg ..............................         371,000                   7.2
Michael Olbermann ...........................         303,000                   5.9
Amy Wagner-Mele .............................          65,000                   1.3
Ronald Signore ..............................          94,864                   1.9
William Barron ..............................          10,000                    *
All directors and executive officers as a
group (seven persons) .......................       1,259,864                  22.5%

--------------
* Less than 1%.

         The shares beneficially owned by Mr. Cole-Hatchard include 144,000 shares held by the Cole-Hatchard Family Limited Partnership, of which Mr. Cole-Hatchard is the general partner, and options to purchase 174,000 shares of common stock. This does not include 20,000 shares held by Mr. Cole-Hatchard's mother and brother and warrants to purchase 64,000 shares held by Mr. Cole-Hatchard's mother.

         The shares beneficially owned by Mr. Feinberg and Mr. Olbermann each includes 115,000 shares of common stock which may be purchased under immediately exercisable options.

         The shares beneficially owned by Ms. Wagner-Mele include 50,000 shares of common stock which may be purchased under immediately exercisable options.

         The shares beneficially owned by Mr. Signore include shares issuable upon the exercise of (1) warrants to purchase 41,664 shares of common stock and
(2) immediately exercisable options to purchase 50,000 shares of common stock.

         The shares beneficially owned by Mr. Barron are 10,000 shares of common stock which may be purchased under immediately exercisable options.

         The shares beneficially owned by all directors and executive officers as a group include options and warrants to purchase an aggregate of 600,664 shares of common stock.

Item 12. Certain Relationships and Related Transactions.

         In May 1997, Messrs. Nicko Feinberg and Stephen J. Cole-Hatchard, two of our current officers and directors, and Mr. Michael Char, a former officer and director, exchanged their interests in the three predecessor companies to whose business we succeeded for promissory notes in the principal amounts of $141,800, $66,800 and $163,537. This indebtedness included $21,737 and $35,000 of advances previously made to us by Messrs. Char and Cole-Hatchard. The promissory notes were issued to Messrs. Feinberg, Char and Cole-Hatchard in partial consideration of their efforts in founding the predecessor companies. In May 1998, we repaid all outstanding indebtedness to Mr. Char and $20,000 of indebtedness to each of Messrs. Cole-Hatchard and Feinberg. The balance of indebtedness owed to Messrs. Cole-Hatchard and Feinberg of $46,800 and $121,800 bears interest at the rate of 8% per annum and is payable on demand.

         In August 1997, we borrowed $60,000 from Mr. Cole-Hatchard, which indebtedness bore interest at the rate of 9.25% per annum. We repaid $30,000 of this indebtedness to Mr. Cole-Hatchard in December 1997 and the balance directly to Mr. Cole-Hatchard's lender in May 1998.

         In February 1997, we issued 256,000 shares of our common stock to each of Messrs. Char, Feinberg and Cole-Hatchard, and 188,000 shares of our common stock to Mr. Olbermann in consideration of $.01 per share. In December 1997, we issued 100,000 shares of our common stock to Ronald Shapss, a former director, in consideration of $.01 per share.

         In December 1997, we entered into a consulting agreement with Mr. Shapss pursuant to which we paid Mr. Shapss $2,000 per month through December 1999. In addition, we issued Mr. Shapss 100,000 shares of common stock, options to purchase 80,000 shares of common stock at an exercise price of $2.00 per share and options to purchase 20,000 shares of common stock at an exercise price of $2.50 per share pursuant to the agreement. The agreement with Mr. Shapss has been terminated.

         In March 1998, we entered into a settlement agreement with Mr. Char pursuant to which Mr. Char discontinued a lawsuit against us and released us from all claims (including for monies owed) in consideration of (i) an up-front payment of $65,000 and (ii) a payment of $435,000 in May 1998 to (a) satisfy $240,000 of existing obligations due to Mr. Char (including $15,000 of legal fees) and (b) to repurchase 231,520 shares of our common stock from Mr. Char.

         Mr. Cole-Hatchard's mother and brother purchased 12,000 and 8,000 shares of our common stock at $2.00 per share pursuant to our May 1997 private placement. William A. Barron, a director, purchased 20,000 shares of common stock in our May 1997 private placement. The Rough Group, a general partnership of which Mr. Signore, a director, is a general partner, purchased 16,000 shares of common stock pursuant to our May 1997 private placement. In addition, Mr. Cole-Hatchard's mother and the Rough Group purchased $40,000 and $85,000 principal amount of promissory notes pursuant to our December 1997 private placement, and received warrants to purchase 64,000 and 196,000 shares of our common stock at an exercise price of $5.00 per share. The notes were repaid in May 1998. These purchases were all on terms and conditions identical to those of the other investors in these private placements.

         In August 1998, Mr. Cole-Hatchard borrowed $46,800 from us, evidenced by a demand promissory note bearing interest at the rate of 8% per annum.

         In September 1998, Mr. Feinberg borrowed $55,000 from us, evidenced by a demand promissory note bearing interest at the rate of 8% per annum. In October 1998 and January 1999, Mr. Feinberg borrowed an additional $42,000 and $24,800 from us on the same terms.

         In June 1999, Amy Wagner-Mele, an officer of the Company, exercised options to purchase 15,000 shares of our common stock pursuant to our stock option plan with a secured promissory note in the principal amount of $37,500. This note bears interest at a rate of 6%, is due on June 1, 2002 and is secured by personal assets of Ms. Wagner-Mele and the shares of our common stock that she acquired.

         Prior to December 31, 1999, the Company's Board of Directors passed a resolution whereby $168,000 of notes payable to certain stockholders were offset with $168,000 of notes receivable from these same stockholders. The financial statements for the year ended December 31, 1999 have been adjusted to reflect this transaction as if it had occurred on December 31, 1999.

Item 13. Exhibits, Lists and Reports on Form 8-K.

         (a) Exhibits

         3.1   Certificate of Incorporation of the Company.+
         3.2 Certificate of Amendment of the Certificate of Incorporation of the Company.++++++
         3.3 Certificate of Amendment of the Certificate of Incorporation of the Company.
         3.4   By-Laws of the Company.+
         4.1   Certificate of Designation of Series A preferred stock.++
         4.2   Certificate of Designation of Series B preferred stock.*
         10.1 Employment Agreements with Messrs. Stephen Cole-Hatchard, Nicko Feinberg and Michael Olbermann.+
         10.2  Employment Agreement with Amy Wagner-Mele.*
         10.3  Employment Agreement with Vasan Thatham.*
         10.4  Employment Agreement with Jodie L. Jackson.*
         10.5 Stock Purchase Agreement dated as of October 1, 1998 by and among the Company, WOWFactor, Inc. and the WOWFactor, Inc. stockholders.++
         10.6  Form of Registration Rights Agreement among the Company and the

               WOWFactor, Inc. Stockholders.++
         10.7 Letter Offer to Purchase Substantially all of the Assets of US Online, Inc.+++
         10.8 Asset Purchase Agreement dated as of November 24, 1998 by and among the Company, Webspan, and the sole stockholder of Webspan.++++
         10.9 Amendment to Asset Purchase Agreement dated December 17, 1998 by and among the Company, Webspan, and the sole stockholder of Webspan.++++
         10.10 Form of Registration Rights Agreement among the Company and the sole stockholder of Webspan.++++
         10.11 1997 Stock Option Plan of the Company.+
         10.12 Stock Purchase Agreement dated March 25, 1999.+++++
         10.13 Registration Rights Agreement dated March 25, 1999.+++++
         10.14 Stock Purchase Agreement dated as of July 8, 1999.*
         10.15 Registration Rights Agreement dated July 8, 1999.*
         10.16 Stock Purchase Agreement dated as of October 7, 1999.*
         10.17 Registration Rights Agreement dated as of October 7, 1999.*
         10.18 Stock Purchase Agreement dated as of December 10, 1999.*
         10.19 Registration Rights Agreement dated as of December 10, 1999.*
         10.20 Office Lease between Registrant and Glorious Sun Robert Martin LLC.+
         10.21 Amendment No. 1 to Office Lease.*
         10.22 Amendment No. 2 to Office Lease.*
         10.23 Promissory Note of Amy Wagner-Mele dated as of June 1, 1999.*
         10.24 Underwriting Agreement dated February 7, 2000 by and between the Company and Prime Charter Ltd.*
         21.1  Subsidiaries of the Company.
         27.1  Financial Data Schedule (SEC use only).

(Footnotes from previous page)

--------------

* Incorporated by reference to the applicable exhibit contained in the Company's Registration Statement on Form SB-2 (file no.333-92969).

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

+++++ Incorporated by referenced to the applicable exhibit contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

++++++ Incorporated by reference to the applicable exhibit contained in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1999.

         (b) Reports on Form 8-K filed during the quarter ended December 31, 1999:

         Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly signed this report on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 2000.


                           FRONTLINE COMMUNICATIONS CORPORATION


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

Signature                                     Title                             Date
---------                                     -----                             ----
/S/ Stephen J. Cole-Hatchard   Chief Executive Officer,                     March 27, 2000
------------------------       President, and Director (Principal
Stephen J. Cole-Hatchard       Executive Officer)

/s/ Nicko Feinber
------------------------       Chief Information Officer,                   March 27, 2000
Nicko Feinberg                 Executive Vice President of
                               Technology and Director
/s/ Michael Olbermann
------------------------       Executive Vice President and                 March 27, 2000
Michael Olbermann              Director

/s/ Vasan Thatham
------------------------       Chief Financial Officer and                  March 27, 2000
Vasan Thatham                  Executive Vice President

/s/ Amy Wagner-Mele
------------------------       Executive Vice President,                    March 27, 2000
Amy Wagner-Mele                Secretary and General Counsel

/s/ Ronald C. Signore
------------------------       Director                                     March 27, 2000
Ronald C. Signore

/s/ William A. Barron
------------------------       Director                                     March 27, 2000
William A. Barron

                                                        Frontline Communications
                                                                   Corporation


                                               Consolidated Financial Statements
                                          Years Ended December 31, 1999 and 1998

                      Frontline Communications Corporation


                                                                        Contents

--------------------------------------------------------------------------------

        Report of independent certified public accountants                   F-3

        Consolidated financial statements:
           Balance sheet                                                     F-4
           Statements of operations                                          F-5
           Statements of stockholders' equity (deficit)                      F-6
           Statements of cash flows                                          F-7
           Notes to consolidated financial statements                 F-8 - F-24

Report of Independent Certified Public Accountants


To the Board of Directors of
   Frontline Communications Corporation

We have audited the accompanying consolidated balance sheet of Frontline Communications Corporation and its wholly-owned subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.


/s/ BDO Seidman, LLP

BDO Seidman, LLP



New York, New York

February 25, 2000

                                            Frontline Communications Corporation


                                                      Consolidated Balance Sheet

--------------------------------------------------------------------------------

 December 31, 1999
------------------------------------------------------------------------------------------------------------------
 Assets
 Current:
    Cash and cash equivalents                                                                        $     615,190
    Accounts receivable, less allowances for doubtful accounts of $86,955                                  288,337
    Prepaid expenses and other                                                                             122,308
------------------------------------------------------------------------------------------------------------------
            Total current assets                                                                         1,025,835
 Property and equipment, net (Note 3)                                                                    2,944,948
 Intangibles, net (Note 2)                                                                               4,146,107
 Other (Note 9)                                                                                            297,742
------------------------------------------------------------------------------------------------------------------
                                                                                                     $   8,414,632
------------------------------------------------------------------------------------------------------------------
 Liabilities and Stockholders' Equity
 Current liabilities:
    Accounts payable                                                                                 $     415,745
    Accrued expenses                                                                                       713,588
    Accrued equipment installation costs (Note 4)                                                          418,710
    Current portion of long-term debt (Note 4)                                                             433,917
    Deferred revenue                                                                                       684,219
------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                                       2,666,179
 Long-term debt, less current portion (Note 4)                                                           1,458,583
------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                               4,124,762
------------------------------------------------------------------------------------------------------------------
 Commitments and contingencies (Notes 5 and 6)
 Stockholders' equity (Notes 1, 2, 6, 7 and 9):
    Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares outstanding
       (Note 9)                                                                                                  -
    Common stock, $.01 par value, 25,000,000 shares authorized; 4,484,060 issued                            44,841
    Additional paid-in capital                                                                          15,147,547
    Accumulated deficit                                                                                (10,600,905)
------------------------------------------------------------------------------------------------------------------
                                                                                                         4,591,483
    Note receivable                                                                                        (37,500)
    Treasury stock, at cost, 231,520 shares                                                               (264,113)
------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                                      4,289,870
------------------------------------------------------------------------------------------------------------------
                                                                                                     $   8,414,632
------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                           Frontline Communications Corporation


                                           Consolidated Statements of Operations


--------------------------------------------------------------------------------

 Year ended December 31,                                                               1999                   1998
------------------------------------------------------------------------------------------------------------------
 Revenues                                                                       $ 2,975,213            $   574,964
------------------------------------------------------------------------------------------------------------------
 Costs and expenses:
    Cost of revenues                                                              2,015,824                586,760
    Selling, general and administrative                                           5,235,711              1,412,935
    Depreciation and amortization                                                 1,764,373                220,575
    Non-cash compensation charge (Note 6)                                           754,220                175,137
------------------------------------------------------------------------------------------------------------------
                                                                                  9,770,128              2,395,407
------------------------------------------------------------------------------------------------------------------
            Loss from operations                                                 (6,794,915)            (1,820,443)
 Other income (expense):
    Interest income                                                                  82,411                108,194
    Interest expense                                                                (44,754)               (31,850)
------------------------------------------------------------------------------------------------------------------
 Net loss                                                                       $(6,757,258)           $(1,744,099)
------------------------------------------------------------------------------------------------------------------
 Loss per share - basic and diluted                                             $     (1.90)           $      (.72)
------------------------------------------------------------------------------------------------------------------
 Weighted average number of shares outstanding - basic and diluted                3,550,231              2,435,035
------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                            Frontline Communications Corporation


                       Consolidated Statements of Stockholders' Equity (Deficit)

--------------------------------------------------------------------------------

 Years ended December 1999 and 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                            Preferred stock             Common stock              Additional
                                                         -------------------         -------------------            Paid-in
                                                         Shares       Amount         Shares       Amount            capital
-----------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1997                                 -            $-          1,408,000     $14,080       $  1,646,520
 Payment of stock subscription                              -             -                  -           -                  -
 Initial public offering of common stock, net (Note 7)      -             -          1,840,000      18,400          5,792,005
 Purchase of treasury stock, at cost (231,520 shares)
    (Note 7)                                                -             -                  -           -                  -
 Common stock options issued for services (Note 6)          -             -                  -           -            175,137
 Preferred stock issued for acquisition of subsidiary
    (Note 2)                                               10             -                  -           -          1,000,000
 Common stock issued to acquire business (Note 2)           -             -            113,364       1,134            507,871
 Net loss                                                   -             -                  -           -                  -
-----------------------------------------------------------------------------------------------------------------------------------
 Balance, December  31, 1998                               10             -          3,361,364      33,614          9,121,533
 Private sale of common stock and related repricing
    (Note 7)                                                -             -            739,605       7,396          3,787,604
 Common stock issued to acquire businesses (Note 2)         -             -            120,039       1,200          1,126,901
 Exercise of stock options and warrants (Note 6)            -             -            158,616       1,586            358,334
 Conversion Series A preferred stock (Note 2)             (10)            -             98,462         985               (985)
 Common stock options and common stock, issued for
    services (Note 6)                                       -             -              5,974          60            754,160
 Net loss                                                   -             -                  -           -                  -
-----------------------------------------------------------------------------------------------------------------------------------
 Balance, December  31, 1999                                -            $-          4,484,060     $44,841        $15,147,547
-----------------------------------------------------------------------------------------------------------------------------------




-----------------------------------------------------------------------------------------------------------------------------------
                                                                            Stock         Treasury                       Total
                                                         Accumulated    subscriptions      stock,         Note       stockholder's
                                                           deficit        receivable      at cost      receivable   equity (deficit)
-----------------------------------------------------------------------------------------------------------------------------------

 Balance, December 31, 1997                             $ (2,099,548)      $(6,000)      $              $      -      $  (444,948)
 Payment of stock subscription                                     -         6,000               -             -            6,000
 Initial public offering of common stock, net (Note 7)             -             -               -             -        5,810,405
 Purchase of treasury stock, at cost (231,520 shares)
    (Note 7)                                                       -             -        (264,113)            -         (264,113)
 Common stock options issued for services (Note 6)                 -             -               -             -          175,137
 Preferred stock issued for acquisition of subsidiary
    (Note 2)                                                       -             -               -             -        1,000,000
 Common stock issued to acquire business (Note 2)                  -             -               -             -          509,005
 Net loss                                                 (1,744,099)            -               -             -       (1,744,099)
-----------------------------------------------------------------------------------------------------------------------------------
 Balance, December  31, 1998                              (3,843,647)            -        (264,113)            -        5,047,387
 Private sale of common stock and related repricing
    (Note 7)                                                       -             -               -             -        3,795,000
 Common stock issued to acquire businesses (Note 2)                -             -               -             -        1,128,101
 Exercise of stock options and warrants (Note 6)                   -             -               -       (37,500)         322,420
 Conversion Series A preferred stock (Note 2)                      -             -               -             -                -
 Common stock options and common stock, issued for
    services (Note 6)                                              -             -               -             -          754,220
 Net loss                                                 (6,757,258)            -               -             -       (6,757,258)
-----------------------------------------------------------------------------------------------------------------------------------
 Balance, December  31, 1999                            $(10,600,905)      $     -       $(264,113)     $(37,500)     $ 4,289,870
-----------------------------------------------------------------------------------------------------------------------------------

           See accompanying notes to consolidated inancial statements.

                                            Frontline Communications Corporation


                                           Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------

 Year ended December 31,                                                            1999                  1998
 -----------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
    Net loss                                                                    $(6,757,258)          $ (1,744,099)
    Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                            1,764,373                220,575
         Noncash compensation charge                                                754,220                175,137
         Allowance for doubtful accounts                                             81,429                (11,140)
         Changes in assets and liabilities, net of effects from
            acquisitions:
               Accounts receivable                                                 (366,438)                25,561
               Notes receivable from stockholders                                   (24,800)              (143,800)
               Prepaid expenses and other                                           (64,027)               (49,754)
               Other assets                                                        (267,556)                (5,206)
               Accounts payable and accruals                                      1,234,117                (58,012)
               Deferred revenue                                                     (12,658)                46,467
 -----------------------------------------------------------------------------------------------------------------
                 Net cash used in operating activities                           (3,658,598)            (1,544,271)
 -----------------------------------------------------------------------------------------------------------------
 Cash flows from investing activities:
    Acquisition of property and equipment                                          (915,411)              (423,297)
    Acquisition of businesses                                                      (816,228)            (1,481,820)
 -----------------------------------------------------------------------------------------------------------------
                Net cash used in investing activities                           (1,731,639)            (1,905,117)
 -----------------------------------------------------------------------------------------------------------------
 Cash flows from financing activities:
    Proceeds from exercise of stock options and warrants                            322,420                      -
    Proceeds from sale of common stock                                            3,795,000                  6,000
    Principal payments on long-term debt                                           (106,704)                     -
    Proceeds from initial public offering of common stock                                 -              6,041,476
    Repayments of stockholder loans                                                       -               (378,989)
    Payments to acquire treasury stock                                                    -               (264,113)
 -----------------------------------------------------------------------------------------------------------------
                 Net cash provided by financing activities                        4,010,716              5,404,374
 -----------------------------------------------------------------------------------------------------------------
 Net increase (decrease) in cash and cash equivalents                            (1,379,521)             1,954,986
 Cash and cash equivalents, beginning of year                                     1,994,711                 39,725
 -----------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of year                                         $   615,190           $  1,994,711
 -----------------------------------------------------------------------------------------------------------------
 Supplemental disclosure of cash flow information:
    Cash paid for interest                                                      $    44,639           $     31,000
 Noncash investing and financing activities:
    Common stock issued for stockholder loan                                         37,500                      -
    Capital lease obligations incurred                                            1,432,568                207,725
    Preferred stock issued to acquire subsidiary                                          -              1,000,000
    Common stock issued to acquire businesses                                     1,128,101                509,005
    Conversion of preferred stock into common stock                               1,000,000                      -
    Notes payable to stockholders offset with notes receivable from
       stockholders                                                                 168,600                      -
    Notes payable issued in connection with business acquisitions                   425,000                      -
 -----------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                            Frontline Communications Corporation


                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

   1.    Summary of        Business
         Significant       Frontline Communications Corporation ("Frontline" or
         Accounting        the "Company") is an internet company and Competitive
         Policies          Local Exchange Carrier ("CLEC") that offers internet
                           access, website development and internet presence services. The Company operates in one business segment.


                           Principles of Consolidation

                           The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

                           Use of Estimates

                           In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the Company's estimates and assumptions used in the financial statements are related to the Company's industry which is subject to rapid technological change. It is reasonably possible that changes may occur in the near term that would affect management's estimates with respect to the carrying values of property and equipment and intangibles.

                           Revenue Recognition

                           Monthly subscription service revenue for internet access is recognized over the period in which services are provided. Fee revenues for website development and internet website presence services are recognized as services are performed. Deferred revenue represents prepaid access fees by subscribers.

                                            Frontline Communications Corporation


                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                           Property, Equipment and Depreciation

                           Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed over the shorter of estimated useful lives of the assets or lease term using the straight-line method.

                           The following estimated useful lives are applied in the computation of depreciation and amortization:


                                                                           Years
                           -----------------------------------------------------
                           Computer and office equipment                     3-5
                           Furniture and fixtures                              5
                           Leasehold improvements                     Lease term
                           -----------------------------------------------------


                           Intangible Assets

                           Intangible assets include goodwill, the excess of the cost of purchased businesses over the fair value of the net assets acquired, and purchased customer bases. Amortization is computed using the straight-line basis over three years, the expected benefit period.

                           Long-Lived Assets

                           Long-lived assets, such as property and equipment, intangibles and customer bases, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No write downs were necessary for the years ended December 31, 1999 and 1998.

                                            Frontline Communications Corporation


                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                           Income Taxes

                           Deferred income taxes are provided on differences between the financial reporting and income tax bases of assets and liabilities based upon statutory tax rates enacted for future periods. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                           Credit Risk

                           Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company's cash investments are placed with high credit quality financial institutions and may, at times, exceed the amount of federal deposit insurance. Concentrations of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base.

                           Cash and Cash Equivalents

                           The Company considers all highly liquid money market instruments purchased with an original maturity of three months or less to be cash equivalents.

                           Financial Instruments

                           The carrying amounts of financial instruments including cash, accounts receivable, and accounts payable approximated fair value as of December 31, 1999, because of the relatively short maturity of these instruments.

                           Stock-Based Compensation

                           Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company adopted the employee stock-based compensation provisions of SFAS No. 123 by disclosing the pro forma net loss and pro forma net loss per share amounts assuming the fair value method. Stock arrangements with non-employees, if applicable, are recorded at fair value.

                                            Frontline Communications Corporation


                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                           Advertising

                           All costs associated with advertising services are expensed in the period incurred. Advertising expense was approximately $282,264 and $ 136,000 for the years ended December 31, 1999 and 1998, respectively.

                           Loss Per Share

                           The Company follows SFAS No. 128, "Earnings per Share," which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. Diluted earnings per share amounts have not been reported because the Company has a net loss and the impact of the assumed exercise of stock options and warrants would be anti-dilutive.

                           Effect of Recent Accounting Pronouncement

                           In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137 is effective for fiscal years beginning after June 15, 2000. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any effect on its financial statements.

                           Reclassifications

                           Certain amounts relating to 1998 have been reclassified to conform to the current year presentation.

                                            Frontline Communications Corporation


                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

   2.    Acquisition of    At December 31, 1999, intangibles were as follows:
         Business

                                                                              Customer
                                                               Goodwill         bases         Total
                           ----------------------------------------------------------------------------
                           Intangibles                        $2,317,294     $3,338,911    $ 5,656,205
                           Less:  Accumulated amortization      (606,648)      (903,450)    (1,510,098)
                           ----------------------------------------------------------------------------
                                                              $1,710,646     $2,435,461    $ 4,146,107
                           ----------------------------------------------------------------------------


                           During 1999, the Company completed the following acquisitions: WebPrime, Inc., a website design, web development and software development firm; Channel iShop.com (now iShopNetworks.com) a company with a marketing concept targeting retail businesses; assets relating to the dial-up internet access customer base and web design and hosting capabilities of United Computer Specialists, Inc.; a customer base of additional DSL customers of Lingua Systems, Inc. d/b/a/ Fullwave Networks; a customer base of additional dial-up customers of Skyhigh Information Technologies; and Fronthost, LLC, a company in the business of providing web hosting and design services. The aggregate consideration for these acquisitions consisted of $478,000 cash (including transaction-related costs), 120,039 shares of common stock (approximately $1,128,000) and $425,000 in noninterest-bearing promissory notes.

                           All of the acquisitions were accounted for using the purchase method of accounting with the results of operations of each acquisition included in the consolidated financial statements from the respective acquisition date. The acquisitions resulted in the recording of intangible assets of approximately $2,081,000, which are being amortized over their expected benefit period of 3 years.

                           During 1998, the Company made the following acquisitions, all of which were accounted for using the purchase method of accounting with the results of each acquisition included in the consolidated financial statements from the respective acquisition date. The acquisition resulted in the recording of intangible assets of $3,215,226 in 1998 and $360,000 in 1999, which are being amortized over their expected benefit period of 3 years.

                                            Frontline Communications Corporation


                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                           WOWFactor

                           On October 9, 1998, the Company acquired all of the issued and outstanding capital stock of WOWFactor, Inc. ("WOWFactor"), a New Jersey corporation engaged in the business of promoting e-commerce through its web sites primarily for women's businesses. The Company issued to the stockholders of WOWFactor ten shares of newly created Series A preferred stock, which was convertible on July 15, 1999 into common stock with a market value of $1,000,000, subject to a maximum issuance of 250,000 shares. In December 1999, the Company issued 98,462 shares of common stock upon the conversion of the Series A preferred stock.

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

                                            Frontline Communications Corporation


                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


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

                           The following pro forma consolidated financial information has been prepared to reflect the 1999 and 1998 acquisitions. The pro forma financial information is based on the historical financial statements of the Company and those of the acquired businesses. The accompanying pro forma operating statements are presented as if the acquisitions occurred on January 1, 1998. The pro forma financial information is unaudited and is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisitions had been completed as of January 1, 1998, and neither is it necessarily indicative of the results of operations for future periods.


                           Year ended December 31, 1998                1999         1998
                           ----------------------------------------------------------------
                           Revenues                               $ 3,497,213   $ 3,344,923
                           Net loss                                (7,031,258)   (4,968,399)
                           Net loss per share - basic and diluted       (1.95)        (1.87)
                           -----------------------------------------------------------------


                           The above unaudited pro forma consolidated financial information has been adjusted to reflect amortization of intangibles as generated by the acquisitions over a three-year period.

                                            Frontline Communications Corporation


                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


   3.    Property and      Property and equipment consisted of the following:
         Equipment

                           December 31, 1999
                           ------------------------------------------------------------------
                           Computer and office equipment                          $3,213,831
                           Furniture and fixtures                                     81,806
                           Leasehold improvements                                    177,176
                           ------------------------------------------------------------------
                                                                                   3,472,813
                           Less:  Accumulated depreciation and
                                      amortization                                  (527,865)
                           ------------------------------------------------------------------
                                                                                  $2,944,948
                           ------------------------------------------------------------------

   4.    Long-term Debt    Long-term debt consists of the following:


                           ------------------------------------------------------------------
                           Present value of net minimum lease payments
                             (a)                                                  $1,398,239
                           Promissory notes payable (b)                              425,000
                           Mortgage payable (c)                                       69,261
                                                                                   1,892,500
                           ------------------------------------------------------------------
                           Less:
                              Current portion of present value of net minimum
                                      lease payments                                 433,214
                              Current portion of mortgage payable                        703
                           ------------------------------------------------------------------
                                                                                     433,917
                           ------------------------------------------------------------------
                                                                                  $1,458,583
                           ------------------------------------------------------------------


                           ------------
                           (a)  The Company leases computer and other
                                equipment under capital leases. The assets acquired under capital leases have a cost of $1,639,000, excluding installation costs of approximately $418,000. Accumulated depreciation of such assets is $154,215 as of December 31, 1999.

                                            Frontline Communications Corporation


                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                           The following is a schedule of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments at December 31, 1999.

                           --------------------------------------------------------------
                           Payments for the year ending:
                              2000                                            $   559,849
                              2001                                                554,714
                              2002                                                477,234
                              2003                                                 43,981
                           --------------------------------------------------------------
                           Total minimum lease payments                         1,635,778
                           Less:  Amount representing interest                    237,539
                           --------------------------------------------------------------
                           Present value of net minimum lease payments          1,398,239
                           Less:  Current portion                                 433,214
                           --------------------------------------------------------------
                           Long-term lease obligations                        $   965,025
                           --------------------------------------------------------------


                           (b) Noninterest-bearing promissory notes issued
                               to former owners of two acquired businesses. The terms of the notes provided for payment of $100,000 in April 2000, $150,000 in June 2000 and
                               $175,000 in October 2000, or the entire amount within five days after the closing of any financing in which the Company receives over $5 million. Since the Company repaid the notes from the proceeds of its public offering (see Note 11) in February 2000, they are classified as long-term debt in the accompanying balance sheet.


                           (c) Mortgage payable, secured by property payable
                               in equal monthly installments of $514, including interest at 8% per year, through August 2003, with the balance of approximately $66,500 due September 2003.

                                            Frontline Communications Corporation


                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                           Maturities of long-term debt excluding the repayment of the promissory notes from the proceeds of the public offering, are as follows:

                           Year ending December 31
                           -----------------------------------------------------
                           2000                                     $   433,917
                           2001                                         476,583
                           2002                                         447,617
                           2003                                         109,383
                           -----------------------------------------------------
                                                                    $ 1,467,500
                           -----------------------------------------------------



   5.    Commitments and   Leases
         Contingencies
                           The Company rents office space and equipment under
                            operating lease agreements expiring at various dates
                           through 2004.

                           Future minimum rental payments required under operating leases are approximately as follows:


                           Year ended December 31,
                           -----------------------------------------------------
                           2000                                     $   340,000
                           2001                                         336,000
                           2002                                         325,000
                           2003                                         323,000
                           2004                                         226,000
                           -----------------------------------------------------
                                   Total                            $ 1,550,000
                           -----------------------------------------------------

                           Rental expense was $248,409 and $134,249 for the years ended December 31, 1999 and 1998, respectively.

                           The Company has entered into three-year employment agreements with certain officers and employees which provide for aggregate annual base compensation of approximately $429,000, and such bonuses as the Board of Directors may, in its sole discretion, from time to time determine. These employment agreements expire in August 2000 and September 2001.

                                            Frontline Communications Corporation


                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


   6.    Stock Options     The Company has a stock option plan (the "Plan"),
                           which authorized the issuance of incentive options and non-qualified options to purchase up to 1,400,000 shares of common stock. The plan has a ten year term.
                           The Board retained the authority to determine the individuals to whom, and the times at which, stock options would be made, along with the number of shares, vesting schedule and other provisions related to the stock options.

                           The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations by recording compensation expense for the excess of fair market value over the exercisable price per share as of the date of the grant in accounting for its stock options. During 1999, the Company granted to certain employees options to purchase an aggregate amount of 179,768 shares of its common stock, which required shareholder approval prior to its issuance. The shareholders approved the issuance in June 1999, and accordingly the approval date is deemed to be the grant date at which date the aggregate fair value of these shares exceeded the fair value at date of issuance by $365,104. The non-cash compensation charge of $754,220 includes the $365,104 and $389,116 representing the fair value of services received by the Company in exchange for stock options and warrants granted and shares of common stock issued to consultants. During 1998, the Company had recognized $175,137 as the fair value of services received for the 103,000 options granted to non-employees during 1998.

                           SFAS No. 123 requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates fair value of each stock based option at the date of the grant using the Black Scholes option-pricing model with the following weighted average assumptions used for options in 1999 and 1998:

                                                                 1999            1998
                           ---------------------------------------------------------------
                           Risk-free interest rate           4.50% - 6.14%   4.29% - 5.48%
                           Expected life                           5 years         5 years
                           Expected volatility                      97.50%          46.10%
                           Dividend yield                             None            None
                           -----------------------------------------------------------------

                                            Frontline Communications Corporation


                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                           Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                                                        1999           1998
                           ---------------------------------------------------------------------
                           Net loss:
                              As reported                           $(6,757,258)   $(1,744,099)
                              Pro forma                              (9,575,653)    (2,060,753)
                           Net loss per share (basic and diluted):
                              As reported                                 (1.90)          (.72)
                              Pro forma                                   (2.70)          (.85)
                           ---------------------------------------------------------------------

                                            Frontline Communications Corporation

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


A summary of the status of the Company's stock option plan as of December 31, 1999 and 1998, and changes during the years ended on those dates, is presented below:

December 31,                                                  1999                                     1998
---------------------------------------------------------------------------------------------------------------------------
                                                                 Weighted average                         Weighted average
                                                    Shares        exercise price            Shares         exercise price
---------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                    583,000            $2.73                165,600            $ 2.00
Granted                                             916,868             5.57                426,200              3.00
Exercised                                          (152,000)            2.48                      -                 -
Forfeited                                           (20,000)            2.50                 (8,800)            (2.00)
---------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                        1,327,868            $4.71                583,000            $ 2.73
---------------------------------------------------------------------------------------------------------------------------

Options exercisable at year-end                     885,601            $4.44                457,000            $ 2.66
---------------------------------------------------------------------------------------------------------------------------

Weighted average fair value of options
  granted during the year                                              $4.58                                   $ 1.62
---------------------------------------------------------------------------------------------------------------------------

                                            Frontline Communications Corporation

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


The following table summarizes information about stock options outstanding at December 31, 1999.


                                                 Options outstanding                             Options exercisable
                                  ----------------------------------------------          --------------------------------
                                                        Weighted
                                                        average         Weighted               Number
                                       Number          remaining         average           exercisable at      Weighted
                                   outstanding at     contractual       exercise            December 31,        average
Range of exercise prices          December 31, 1999       life            price                 1999        exercise price
---------------------------------------------------------------------------------------------------------------------------
$2.00 to $3.00                         271,600            3.3             $2.35               236,600            $2.33
$3.00 to $4.00                         125,000            3.8             $3.51                92,000            $3.56
$4.00 to $5.00                         140,000            4.8             $4.77               110,000            $4.75
$5.00 to $6.00                         586,000            4.9             $5.35               306,733            $5.32
$6.00 to $8.50                         205,268            4.2             $6.72               140,268            $6.43
--------------------------------- ------------------ --------------- ---------------- --- ----------------- ---------------

                                            Frontline Communications Corporation

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

   7.    Capital Stock     In March 1998, the Company effected a 4 for 5 reverse
                           split. All shares and per share data in the consolidated financial statements have been adjusted to give retroactive effect to the reverse split.

                           In connection with a settlement of all disputes with a former officer, in 1998 the Company purchased 231,520 shares of common stock owned by that officer for $264,113. This amount is accounted for as treasury stock in the accompanying consolidated balance sheet.

                           The Company consummated an initial public offering ("IPO") in May 1998 and sold 1,840,000 shares of common stock and realized net proceeds of $5,810,405. As a part of the IPO, the Company sold warrants (the "Public Warrants") to purchase 1,840,000 shares, at an exercise price of $4.80 per share, expiring in May 2003. Additionally, during May 1998, the Company sold to the underwriter of the IPO, warrants to purchase 160,000 shares, at an exercise price of $6.60 per share, and 160,000 shares at an exercise price of $7.92 per share. These warrants expire in May 2003.

                           In June 1999, the Company's shareholders approved an amendment to the Certificate of Incorporation of the Company increasing the number of authorized shares of common stock to 25,000,000.

                           In 1999, the Company sold through private placements 499,889 shares of its common stock to two investors for an aggregate price of $4,250,000, with net proceeds to the Company of $3,795,000. The Company issued warrants to purchase 68,175 shares of common stock at prices ranging from $5.23 to $13.85. The Company granted repricing rights with respect to the shares and anti-dilution rights with respect to the warrants. As of December 31, 1999, the Company had issued 239,716 additional shares of common stock pursuant to the repricing rights. The Company may be required to issue up to 207,161 additional shares of common stock to satisfy the remaining repricing rights.

                                            Frontline Communications Corporation

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                           In 1999, an officer of the Company exercised options granted under the Company's stock option plan and acquired 15,000 shares of common stock for $37,500. The payment was made by an interest-bearing secured promissory note. The amounts due under the note are secured by certain personal assets of the officer in addition to the shares of common stock acquired by the officer.

                           During 1999, the Company issued: (a) 120,039 shares of common stock in connection with the acquisitions of the businesses, (b) 158,616 shares of common stock upon exercise of stock options (including 15,000 by an officer) and warrants, and (c) 98,462 shares of common stock upon conversion of outstanding shares of Series A convertible preferred stock. In addition, the Company issued 5,974 shares of common stock and warrants to purchase 25,000 shares of common stock at an exercise price of $8.50 for services rendered.

                           At December 31, 1999, there were an aggregate of 2,539,475 warrants outstanding at exercise prices ranging between $4.80 and $13.85 per shares, expiring at various times through 2004.


   8.    Income Taxes      The Company had net operating loss carryforwards of
                           approximately $6,500,000 at December 31, 1999, which expire beginning in 2018. The tax benefit of these losses, approximately $2,600,000, has been completel offset by a valuation allowance due to the uncertainty of its realization.

                           Internal Revenue Code Section 382 provides for limitations on the use of net operating loss carryforwards in years subsequent to a more than 50% change in ownership (as defined by Section 382), which limitations can significantly impact the Company's ability to utilize its net operating loss carryforwards. As a result of the sale of the preferred shares in the public offering in February and March 2000 (see Note 11) changes in ownership may have occurred which might result in limitations of the utilization of the net operating loss carryforwards. The extent of any limitations as a result of changes in ownership has not been determined by the Company.

                                            Frontline Communications Corporation

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


   9.    Subsequent Events In January 2000, the Company's shareholders approved an amendment to the Certificate of Incorporation of the Company increasing the number of authorized shares of preferred stock to 2,000,000.

                           In February 2000, the Company sold in a public offering 1,075,000 shares of Series B Convertible Redeemable preferred stock at $15 per share and realized gross proceeds, before deducting commissions and related expenses, of $16,125,000. In March 2000, the Company sold an additional 62,300 shares of Series B convertible redeemable preferred stock at $15 per share for gross proceeds of $934,500. The underwriter has the option to purchase an additional 12,700 shares to cover overallotments. Included in other assets at December 31, 1999 are approximately $194,000 deferred registration costs incurred in connection with this offering which together with additional related costs will be charged to additional paid in capital in the first quarter of 2000.

                           The preferred stock can be converted into common stock at the rate of 3.4 shares of common stock for each share of preferred stock. Preferred stockholders are entitled to receive cumulative annual dividends of $.60 per share payable semi-annually either in cash or shares of the Company's common stock at the sole discretion of the Company. Further, preferred stockholders are entitled to receive a liquidation preference of $15 per share, plus accrued dividends. The Company has the option to redeem the preferred stock under certain circumstances.

                           In the first quarter of 2000, additional dividends (noncash) of approximately $6,148,000 will be recorded as a result of the conversion price of the preferred stock being less than the market price of the common stock at the time of the offering.

                           In connection with the offering, the Company sold to the underwriter, for nominal consideration, warrants to purchase an aggregate of 100,000 shares of Series B convertible redeemable preferred stock. The warrants will be exercisable for a four-year period commencing one year after the date of the consummation of the offering at an exercise price of $24.75 per share.