Form 10QSB
period 2000-03-31
FRONTLINE COMMUNICATIONS CORP
filed 2000-05-15
CIK 1040850

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended March 31, 2000


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

Yes X             No___



As of May 8, 2000 there were outstanding 5,645,302 shares of the issuer's Common Stock, $ .01 par value.

================================================================================

                                      INDEX

                                                                        Page


Part I       Financial Information

Item 1       Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets                         1

             Condensed Consolidated Statements of Operations               2

             Condensed Consolidated Statements of Cash Flows               3

             Notes to Condensed Consolidated Financial Statements          4

Item 2       Management's Discussion and Analysis or Plan
             Of Operations                                                 6

Part II      Other information                                             9

             Signatures                                                    10

Frontline Communications Corporation
Condensed Consolidated Balance Sheets

                                                                                    March 31,         December 31,
                                                                                      2000              1999 (1)
                                                                                  --------------   ----------------
                                                                                   (Unaudited)
ASSETS
Current:
   Cash and cash equivalents                                                        $13,350,865           $615,190
   Accounts receivable, net of allowance for doubtful accounts                          272,946            288,337
   Prepaid expenses and other                                                           134,635            122,308
                                                                                  --------------   ----------------
                              Total current assets                                   13,758,446          1,025,835

Property and equipment, net                                                           2,820,401          2,944,948
Intangibles, net                                                                      3,665,756          4,146,107
Other                                                                                   101,595            297,742

                                                                                  --------------   ----------------
                                                                                    $20,346,198         $8,414,632
                                                                                  ==============   ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                             $1,344,691         $1,548,043
   Deferred revenue                                                                     717,110            684,219
   Current portion of capitalized lease obligation                                      441,784            433,917
                                                                                  --------------   ----------------
                            Total current liabilities                                 2,503,585          2,666,179

Capitalized lease obligations and notes payable- net of current portion               1,008,631          1,458,583

                                                                                  --------------   ----------------
                                Total liabilities                                     3,512,216          4,124,762
                                                                                  --------------   ----------------

Stockholders' equity:
   Preferred stock, $.01 par value, 2,000,000 authorized, issued and outstanding 878,400 and none, respectively.
      Aggregate liquidation preference $13,176,000.                                       8,784
   Common Stock, $.01 par value, 25,000,000 authorized,  5,436,111 and
      4,484,060 issued, respectively, 5,204,591 and 4,252,540 outstanding,
      respectively                                                                       54,362             44,841
   Additional paid-in capital                                                        35,411,169         15,147,547
   Accumulated deficit                                                              (18,338,720)       (10,600,905)
   Note receivable                                                                      (37,500)           (37,500)
   Treasury stock, at cost, 231,520 shares                                             (264,113)          (264,113)
                                                                                  --------------   ----------------
                           Total stockholders' equity                                16,833,982          4,289,870

                                                                                  --------------   ----------------
                                                                                    $20,346,198         $8,414,632
                                                                                  ==============   ================

(1) The balance sheet at December 31, 1999 is derived from audited financial statements at that date. See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                 For the three months ended
                                                            March 31,                   March 31,
                                                              2000                        1999
                                                        ------------------           ---------------
Revenues                                                         $934,654                  $656,857

Costs and expenses:
      Cost of revenues                                            592,527                   398,734
      Selling, general and administrative                       1,553,918                   940,356
      Depreciation and amortization                               661,463                   339,436
                                                        ------------------           ---------------
                                                                2,807,908                 1,678,526
                                                        ------------------           ---------------
Loss from operations                                           (1,873,254)               (1,021,669)

Other income (expense):
   Interest income                                                 93,299                    19,778
   Interest expense                                               (38,616)                  (10,004)

                                                        ------------------           ---------------
Net loss                                                       (1,818,571)               (1,011,895)
                                                        ------------------           ---------------

Dividends related to beneficial conversion
  feature of preferred stock                                    5,856,497

Preferred dividends                                                62,747

                                                        ------------------           ---------------
Net loss applicable to common shares                          ($7,737,815)              ($1,011,895)
                                                        ==================           ===============

Loss per common share-basic and diluted                            ($1.73)                   ($0.31)
                                                        ==================           ===============

Weighted average number of common shares
   outstanding- basic and diluted                               4,462,909                 3,220,990
                                                        ==================           ===============


See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                             For the three months ended
                                                                           March 31,           March 31,
                                                                             2000                1999
                                                                         --------------      --------------
Cash flow from operating activities:
   Net loss                                                                ($1,818,571)        ($1,011,895)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                            661,463             339,436
      Noncash compensation charge                                               21,845
      Changes in assets and liabilities
         Accounts receivable                                                    15,391              (4,010)
         Prepaid expenses and other                                            (12,327)             14,656
         Other assets                                                           (4,505)            (25,698)
         Accounts payable and accrued expenses                                (266,099)            207,500
         Deferred revenue                                                       32,891              30,724
                                                                         --------------      --------------
                              Net cash (used) by operating activities       (1,369,912)           (449,287)
                                                                         --------------      --------------


Cash flows from investing activities:
   Acquisition of property and equipment                                       (49,891)           (129,684)
   Acquisition of businesses                                                                      (311,495)
                                                                         --------------      --------------
                                Net cash used in investing activities          (49,891)           (441,179)
                                                                         --------------      --------------


Cash flows from financing activities:
   Proceeds from sale of common stock, net                                                       1,770,000
   Proceeds from exercise of stock options                                                         210,000
   Principal payments on capitalized lease obligations and debt               (442,085)            (24,310)
   Proceeds from sale of preferred stock, net                               14,597,563

                                                                         --------------      --------------
                            Net cash provided by financing activities       14,155,478           1,955,690
                                                                         --------------      --------------

Net increase (decrease) in cash and cash equivalents                        12,735,675           1,065,224

Cash and cash equivalents, beginning of period                                 615,190           1,994,711

Cash and cash equivalents, end of period                                   $13,350,865          $3,059,935
                                                                         ==============      ==============

Supplemental information:
Approximate interest paid during the period                                    $10,000             $14,000
                                                                         ==============      ==============

The Company entered into capital lease obligations in the aggregate amount of approximately $180,000 during the three months ended March 31, 1999.


See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2000

NOTE A- BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods. For further information, refer to the Financial Statements and footnotes thereto in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1999.

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

NOTE B- LOSS PER SHARE

         The Company follows SFAS No. 128, "Earning per Share", which provides for calculation of "basic" and "diluted" earning per share. Basic earnings per share includes no dilution and is computed by weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. Diluted earnings per share amounts have not been reported because the Company has a net loss and the impact of the assumed conversion of preferred stock and exercise of stock options and warrants would be anti-dilutive.

NOTE C-CAPITAL STOCK

         In January 2000, the Company's shareholders approved an amendment to the Certificate of Incorporation of the Company increasing the number of authorized shares of preferred stock to 2,000,000.

         In February and March 2000, the Company sold in a public offering 1,137,300 shares of Series B Convertible Redeemable preferred stock at $15 per share and realized net proceeds of approximately $14,404,000. Approximately $194,000 of the offering costs were incurred in 1999. The preferred stock can be converted into common stock at the rate of 3.4 shares of common stock for each share of preferred stock. Preferred stockholders are entitled to receive cumulative annual dividends of $.60 per share payable semi-annually either in cash or shares of the Company's common stock at the sole discretion of the Company. Further, preferred stockholders are entitled to receive a liquidation preference of $15 per share, plus accrued dividends. The Company has the option to redeem the preferred stock under certain circumstances.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2000

         In connection with the offering, the Company sold to the underwriter, for nominal consideration, warrants to purchase an aggregate of 100,000 shares of Series B convertible redeemable preferred stock. The warrants will be exercisable for a four-year period commencing one year after the date of the consummation of the offering at an exercise price of $24.75 per share.

         During the three months ended March 31, 2000, additional dividends (noncash) related to beneficial conversion feature of the preferred stock of approximately $5,856,000 were recorded as a result of the conversion price of the preferred stock being less than the market price of the common stock at the time of the offering.

         During the three months ended March 31, 2000 the Company issued: (i) 880,260 shares of common upon conversion of 258,900 shares of Series B Convertible Redeemable preferred stock, (ii) issued 5,830 shares of common stock for services rendered and upon exercise of stock options and (iii) issued 65,961 shares of common stock pursuant to repricing rights.

NOTE D- SUBSEQUENT EVENTS

         In 1999, the Company sold through private placements 499,889 shares of its common to two investors for an aggregate price of $4,250,000. The Company had granted the investors repricing and redemption rights based on the future market price of its common shares. The Company may have to issue up to 141,110 additional shares of its common stock pursuant to the repricing rights. If the Company were required to satisfy the redemption rights, the estimated costs to satisfy the redemption rights is between $601,000 (based on the Company's common stock price on May 12, 2000) and $1,284,000.

         In April 2000, the Company's board of directors authorized the Company to purchase upto $1,000,000 worth of its common stock from time to time, as the Company deems appropriate, through open market purchases or in privately negotiated transactions.

         In accordance with the foregoing, as of May 8, 2000 the Company had acquired 105,526 shares of common stock including 16,312 shares related to 1999 private placement for an aggregate consideration of $ 431,000.

         In April 2000, the Company acquired substantially all of the assets of The PressRoom Online Services, a provider of dial-up, DSL, Webhosting and leased-line access to businesses and individuals in Virginia. The purchase price consisted of $456,000 in cash, $60,000 in non-interest bearing promissory note and 21,227 shares of the Company's common stock valued at $100,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation
Reform Act of 1995:

         The statements contained herein which are not historical facts are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. These "forward looking statements" are subject to risks and uncertainties, including but not limited to, risks associated with the Company's future growth and operating results, the ability of the Company to successfully integrate newly acquired subscribers, business entities and personnel into its operations, changes in consumer preference and demographics, technological change, competitive factors, unfavorable general economic conditions, and other factors described herein. The Company assumes no obligation to update the forward-looking information. Actual results may vary significantly from the results expressed or implied by such forward-looking statements.

Overview

         During 1999 and 2000 significant part of the Company's revenues were derived from providing Internet access services to individual and businesses. These revenues are comprised principally of recurring revenues from the Company's customer base, leased line connections and from various ancillary services. The Company charges subscription fees, which are billed monthly or quarterly, in advance, typically pursuant to pre-authorized credit card accounts. The balance of the Company's revenues were derived from Web development and hosting services. The Company's business strategy is to increase the percentage of revenues it derives from Web development and hosting services.

         Monthly subscription service revenue for Internet access is recognized over the period in which services are provided. Fee revenue for website development and Internet website presence services are recognized as services are performed. Deferred revenue represents prepaid access fees by customers,

Acquisitions

         Acquisitions have historically been and will continue to be an important aspect of the Company's growth strategy. In 1999, the Company completed the following acquisitions; Webprime, Inc. website design, web development and software development firm; Channel iShop.com (now iShopNetworks.com) a company with marketing concept targeting retail businesses; assets relating to the dial-up internet access customer base and web design and hosting capabilities of United Computer Specialist, Inc; a customer base of DSL customers of Lingua Systems, inc. d/b/a Fullwave Networks; a customer base of additional dial-up customers of Skyhigh information Technologies and Fronthost LLC, a company in the business of providing web hosting and design services. All of the acquisitions were accounted for using the purchase method of accounting with the results of each acquisition included in the consolidated financial statements from the respective acquisition date. No acquisitions were completed in the three months ended March 31, 2000 or 1999.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2000 and 1999

Revenues: Revenues increased for the three months ended March 31, 2000 by $277,797 or 42.3% over the same period of prior. The increase was attributable to an expanded customer base and increased activities in Web development and hosting services. The increase in customer base was principally due to 1999 acquisitions.

Cost of Revenues: For the three months ended March 31, 2000 cost of revenues increased by $193,793 to $592,527. Cost of revenues as a percentage of revenues for 2000 was 63.4% compared to 60.7% for 1999. The increase in cost of revenues was due to increased communication and technical personnel expenses incurred to support the increased customer base and in anticipation of future growth. The Company expects these costs to increase in absolute dollars as additional customers and services are added.

Selling, General and Administrative: For the three months ended March 31, 2000, selling general and administrative expenses increased by $613,562. As a percentage of revenues, selling, general and administrative expenses increased from 143.2% in 1999 to 166.3% in 2000. The increase in selling, general and administrative expenses was attributable to higher payroll and related costs in 2000 to support the increased revenue base and in anticipation of future growth. In March 2000, the Company had 70 employees compared to 46 in March 1999. Management anticipates future increases in operating expenses related to advertising, promotion, payroll, and professional fees.

Depreciation and Amortization: For the three months ended March 31, 2000, depreciation and amortization increased by $322,027 to $661,463. The increase was due to amortization arising from 1999 acquisitions and depreciation arising from additional equipment acquired in the later part of 1999.

Interest Income: Interest income net of interest expense for 2000 was $54,683 compared to net interest income of $9,774 for 1999. The increase in interest income was due to investment of unutilized proceeds of the Company's public offering of Series B Convertible Redeemable preferred stock.

Net Loss and net loss applicable to common shares: The Company has incurred significant losses and anticipates that it will continue to incur losses until sufficient revenues are generated to offset the substantial up-front expenditures and operating costs associated with attracting and retaining additional customers. For the three months ended March 31, 2000 and 1999, the Company incurred net losses of $1,818,571 and $1,011,895, respectively. There can be no assurance that the Company will be able to attract and retain a sufficient number of customers to significantly increase its revenues or ever achieve profitable operations.

         During the three months ended March 31, 2000, additional dividends (noncash) related to beneficial conversion feature of the preferred stock of approximately $5,856,000 were recorded as a result of the conversion price of the preferred stock being less than the market price of the common stock at the time of the offering. Net loss after adjusting the additional dividends and normal dividends for preferred stock resulted in a loss of $7,737,815 applicable to common shares.

Liquidity and Capital Resources

         The Company's working capital at March 31, 2000 was $11,254,861 compared to a deficiency of $1,640,344 at December 31, 1999. The increase in working capital was due to receipt of the proceeds from the public sale of the Company's Series B Convertible Redeemable preferred stock in February and March 2000.

                  In February and March 2000, the Company sold in a public offering 1,137,300 shares of Series B Convertible Redeemable preferred stock at $15 per share and realized net proceeds of approximately $14,404,000. The preferred stock can be converted into common stock at the rate of 3.4 shares of common stock for each share of preferred stock. Preferred stockholders are entitled to receive cumulative annual dividends of $.60 per share payable semi-annually either in cash or shares of the Company's common stock at the sole discretion of the Company. Further, preferred stockholders are entitled to receive a liquidation preference of $15 per share, plus accrued dividends. The Company has the option to redeem the preferred stock under certain circumstances.

         The Company's primary capital requirements are to fund acquisition of customer bases and related Internet businesses, install network equipment, and working capital. To date, the Company has financed its capital requirements primarily through issuance of debt and equity securities. The Company currently does not have any lines of credit. The availability of capital resources is dependent upon prevailing market conditions, interest rates, and financial condition of the Company.

         The Company's capital expenditures for 2000 are expected to range between $240,000 to $300,000. Based on the Company's current plans and assumptions relating to its strategy, the management anticipates that the cash on hand, and expected revenues will satisfy the company's capital requirements through at least the end of 2000.

                                     PART II
                                OTHER INFORMATION


Item 2.           Changes in Securities and Use of Proceeds

                  Recent Sales of Unregistered Securities

                   During the three months ended March 31, 2000, the Company
                  issued (i) 2,500 shares of its common stock upon exercise of options granted under the Company's 1997 Stock Option Plan
                  (ii) 3,330 shares of common stock for services rendered and
                  (iii) 65,961 shares of common stock pursuant to repricing rights. The foregoing securities were issued in private offerings pursuant to an exemption from registration offered by section 4(2) of the Securities Act of 1933.

Item 4.           Submission of Matters to Vote of Security holders.

                  The Company held a special meeting of Stockholders on January 6, 2000 at which an Amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Preferred Stock of the Company from 1,000,000 to 2,000,000 was voted with the following result.

                  FOR                       AGAINST          ABSTAIN
                  2,082,286                 46,400           56,675

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits-- Exhibit 27 Financial Data Schedule

                                    Exhibit 3.1 Certificate of Designation with respect to Series B Convertible Redeemable preferred stock.

                  (b)      Reports on Form 8-K--None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 15, 2000


                        By:  /s/ Stephen J. Cole-Hatchard
                           --------------------------------

                                 Stephen J. Cole-Hatchard
                                 Chief Executive Officer and President



                        By:  /s/ Vasan Thatham
                           --------------------------------
                                 Vasan Thatham
                                 Principal Financial Officer and Vice President