Form 10QSB
period 2000-06-30
FRONTLINE COMMUNICATIONS CORP
filed 2000-08-14
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2000


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

Yes _X_   No ___


As of July 31, 2000 there were outstanding 6,011,502 shares of the issuer's Common Stock, $ .01 par value.

                                      INDEX

                                                                            Page


Part I    Financial Information

Item 1    Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets                              1

          Condensed Consolidated Statements of Operations                    2

          Condensed Consolidated Statements of Cash Flows                    3

          Notes to Condensed Consolidated Financial Statements               4

Item 2    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               8

Part II   Other information                                                 11

          Signatures                                                        12

Frontline Communications Corporation
Condensed Consolidated Balance Sheets

                                                                                       June 30,          December 31,
                                                                                         2000              1999 (1)
                                                                                    ------------        ------------
                                                                                     (Unaudited)
ASSETS
Current:
   Cash and cash equivalents                                                        $  7,488,352        $    615,190
   Accounts receivable, net of allowance for doubtful accounts                           373,155             288,337
   Prepaid expenses and other                                                            236,283             122,308
                                                                                    ------------        ------------
                              Total current assets                                     8,097,790           1,025,835

Property and equipment, net                                                            3,248,835           2,944,948
Intangibles, net                                                                       8,880,145           4,146,107
Other                                                                                    361,853             297,742
                                                                                    ------------        ------------
                                                                                    $ 20,588,623        $  8,414,632
                                                                                    ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                            $  2,509,518        $  1,548,043
   Deferred revenue                                                                    1,325,319             684,219
   Current portion of capitalized lease obligation                                       627,740             433,917
                                                                                    ------------        ------------
                            Total current liabilities                                  4,462,577           2,666,179

Capitalized lease obligations and notes payable- net of current portion                1,902,792           1,458,583
                                                                                    ------------        ------------
                                Total liabilities                                      6,365,369           4,124,762
                                                                                    ------------        ------------

Stockholders' equity:
   Preferred stock, $.01 par value, 2,000,000 authorized, issued and outstanding 668,000 and none, respectively
      Aggregate liquidation preference $10,020,000                                         6,680
   Common Stock, $.01 par value, 25,000,000 authorized, 6,437,748 and
      4,484,060 issued, respectively, 6,034,702 and 4,252,540 outstanding,
      respectively                                                                        64,377              44,841
   Additional paid-in capital                                                         35,769,188          15,147,547
   Accumulated deficit                                                               (20,933,493)        (10,600,905)
   Note receivable                                                                       (37,500)            (37,500)
   Treasury stock, at cost, 403,046 and 231,520 shares, respectively                    (645,998)           (264,113)
                                                                                    ------------        ------------
                           Total stockholders' equity                                 14,223,254           4,289,870
                                                                                    ------------        ------------
                                                                                    $ 20,588,623        $  8,414,632
                                                                                    ============        ============

(1) The balance sheet at December 31, 1999 is derived from audited financial statements at that date. See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

                                                              For the three months ended               For the six months ended
                                                              June 30,           June 30,            June 30,            June 30,
                                                                2000               1999                2000                1999
                                                           ------------        ------------        ------------        ------------
Revenues                                                   $  1,033,542        $    758,561        $  1,968,196        $  1,415,418

Costs and expenses:
      Cost of revenues                                          660,745             478,436           1,253,272             877,170
      Selling, general and administrative                     2,275,025           1,088,730           3,828,943           2,029,086
      Depreciation and amortization                             721,621             380,919           1,383,084             720,355
      Non-cash compensation charge                                                  712,220                                 712,220
                                                           ------------        ------------        ------------        ------------
                                                              3,657,391           2,660,305           6,465,299           4,338,831
                                                           ------------        ------------        ------------        ------------
Loss from operations                                         (2,623,849)         (1,901,744)         (4,497,103)         (2,923,413)

Other income (expense):
   Interest income                                              162,089              35,817             255,388              55,595
   Interest expense                                             (42,120)             (6,061)            (80,736)            (16,065)
                                                           ------------        ------------        ------------        ------------
Net loss                                                     (2,503,880)         (1,871,988)         (4,322,451)         (2,883,883)
                                                           ------------        ------------        ------------        ------------

Dividends related to beneficial conversion
  feature of preferred stock                                                                          5,856,497

Preferred dividends                                              90,893                                 153,640
                                                           ------------        ------------        ------------        ------------
Net loss applicable to common shares                       ($ 2,594,773)       ($ 1,871,988)       ($10,332,588)       ($ 2,883,883)
                                                           ============        ============        ============        ============

Loss per common share-basic and diluted                    ($      0.46)       ($      0.54)       ($      2.05)       ($      0.87)
                                                           ============        ============        ============        ============

Weighted average number of  common shares
   outstanding- basic and diluted                             5,633,698           3,437,861           5,048,303           3,330,357
                                                           ============        ============        ============        ============

See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                       For the six months ended
                                                                                    June 30,              June 30,
                                                                                      2000                  1999
                                                                                  ------------          ------------
Cash flow from operating activities:
   Net loss                                                                       ($ 4,322,451)         ($ 2,883,883)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                  1,383,084               720,355
      Noncash compensation charge                                                       21,845               712,220
      Changes in assets and liabilities net of effect of
       acquisition of businesses                                                        87,903               (32,782)
         Prepaid expenses and other                                                   (113,975)              (20,294)
         Other assets                                                                 (258,114)             (146,727)
         Accounts payable and accrued expenses                                         114,542                97,102
         Deferred revenue                                                                4,502               (30,246)
                                                                                  ------------          ------------
                             Net cash (used) by operating activities                (3,082,664)           (1,584,255)
                                                                                  ------------          ------------


Cash flows from investing activities:
   Acquisition of property and equipment                                              (167,070)             (262,857)
   Acquisition of businesses- net of cash acquired                                  (3,244,740)             (451,661)
                                                                                  ------------          ------------
                               Net cash used in investing activities                (3,411,810)             (714,518)
                                                                                  ------------          ------------


Cash flows from financing activities:
   Proceeds from sale of common stock, net                                                                 1,770,000
   Proceeds from exercise of stock options                                                                   215,000
   Principal payments on capitalized lease obligations and debt                       (529,067)              (31,120)
   Proceeds from sale of preferred stock, net                                       14,597,587
   Payments to acquire treasury stock                                                 (381,885)
   Payment for Repricing Rights                                                       (165,359)
   Dividends paid                                                                     (153,640)
                                                                                  ------------          ------------
                           Net cash provided by financing activities                13,367,636             1,953,880
                                                                                  ------------          ------------

Net increase  in cash and cash equivalents                                           6,873,162              (344,893)

Cash and cash equivalents, beginning of period                                         615,190             1,994,711

Cash and cash equivalents, end of period                                          $  7,488,352          $  1,649,818
                                                                                  ============          ============

Supplemental information:
Approximate interest paid during the period                                       $     28,000          $     16,000
                                                                                  ============          ============

The Company entered into capital lease obligations in the aggregate amount of approximately $180,000 during the six months ended June 30, 1999.
The Company issued 286,277 shares of common stock valued at $531,000 and promissory notes in the aggregate amount of $794,000 for acquisitions during six months ended June 30, 2000.

See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2000

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


NOTE C- NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation- an Interpretation of APB No. 25 (" FIN No.44"). FIN No.44 clarifies the application of Opinion No.25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No.25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN No.44 is effective July 1, 2000. The Company does not expect the adoption of FIN No.44 to have a material impact on its financial position or results of operations.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2000


     In June 1998, the FASB issued SFAS No. 133" Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years after June 15,2000.

     Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statments.


NOTE D-CAPITAL STOCK

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

     During the six months ended June 30, 2000, additional dividends (noncash) related to beneficial conversion feature of the preferred stock of approximately $5,856,000 were recorded as a result of the conversion price of the preferred stock being less than the market price of the common stock at the time of the offering.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2000


     During the six months ended June 30, 2000 the Company issued: (i) 1,595,620 shares of common upon conversion of 469,300 shares of Series B Convertible Redeemable preferred stock, (ii) 5,830 shares of common stock for services rendered and upon exercise of stock options (iii) 65,961 shares of common stock pursuant to repricing rights and (iv) 286,277 shares of common stock for acquisition of businesses. See Note F.

     In 1999, the Company sold through private placements 499,889 shares of its common to two investors for an aggregate price of $4,250,000. The Company had granted the investors repricing and redemption rights based on the future market price of its common shares. The Company may have to issue up to 141,110 additional shares of its common stock pursuant to the repricing rights. If the Company were required to satisfy the redemption rights, the range of estimated liability to satisfy the redemption rights is between $341,000 (based on the Company's common stock price on August 9, 2000 and $1,284,000. In May 2000, the Company acquired 16,312 shares of common stock for $34,663 from the private investors. In addition the Company paid $165,359 for repricing rights which has been charged to additional paid in capital.

     In April 2000, the Company's board of directors authorized the Company to purchase upto $1,000,000 worth of its common stock from time to time, as the Company deems appropriate, through open market purchases or in privately negotiated transactionsAs of June 30, 2000 the Company had acquired 171,526 shares of common stock including 16,312 shares from the private placement investors for an aggregate consideration of $ 382,000.

NOTE E- NON-CASH COMPENSATION CHARGE

     In 1998 and 1999, the Company granted to certain employees options to purchase an aggregate amount of 245,768 shares of its common stock which required shareholder approval prior to its issuance. The shareholders approved the issuance in June 1999, and accordingly the approval date is deemed to be the grant date. Since the fair market value of the shares at the grant date exceeded the exercise price, compensation costs have been recognized during the six months ended June 30, 1999.

NOTE F- ACQUISITIONS OF BUSINESSES

     During the three months ended June 30, 2000 the Company acquired substantially all of the assets of The PressRoom Online Services, Application Resources Information Services, Inc d/b/a Way Communications, The First Street Corporation and Wizardnet,Inc. The aggregate consideration for these acquisitions consisted of $1,171,000 cash (including transaction-related costs) 86,277 shares of common stock (approximately $210,000) and $65,000 in non interest-bearing promissory notes.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2000

     On June 20, 2000, the Company acquired substantially all of the assets of Delanet, Inc. ("Delanet") in consideration of $2,100,000 cash (including transaction-related costs) assumption of $1,354,000 of liabilities 200,000 shares of the Company's common stock (approximately $321,000) and a promissory note in the principal amount of $729,000. The promissory note bears interest at 4% and is payable in June of 2003. The Company has the option to convert the principal amount due under the promissory note to shares of its common stock at a conversion price of $8 per share under certain circumstances as defined in the acquisition agreement.

     All of the acquisitions were accounted for using the purchase method of accounting with the results of operations of each acquisition included in the consolidated financial statements from the respective acquisition date. The acquisitions resulted in the recording of intangible assets of approximately $5,758,000, which are being amortized over their expected benefit period of 3 years.

     The accompanying pro forma operating statements are presented as if the Delanet acquisition occurred on January 1, 1999. The pro forma information is unaudited and is not necessarily indicative of what the actual results of operations of the Company would have been assuming the Delanet acquisition had been completed as of January 1, 1999 and neither is it necessarily indicative of the results of operations for future periods.

         Six months ended June 30                      2000              1999
         ------------------------                      ----              ----

         Revenues                                  $ 2,970,093      $ 1,974,312
         Net loss                                  (11,113,656)      (4,000,408)
         Net loss per share- basic and diluted.         ($2.10)          ($1.00)

     The above pro forma financial information has been adjusted to reflect amortization of intangibles generated by the acquisition over a three-year period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

     During 1999 and 2000 a significant part of the Company's revenues were derived from providing Internet access services to individuals and businesses. These revenues are comprised principally of recurring revenues from the Company's customer base, leased line connections and from various ancillary services. The Company charges subscription fees, which are billed monthly or quarterly, in advance, typically pursuant to pre-authorized credit card accounts. The balance of the Company's revenues were derived from Web development and hosting services. The Company's business strategy is to increase the percentage of revenues it derives from Web development and hosting services.

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

     In 2000, the Company acquired substantially all of the assets of The PressRoom Online Services, Application Resources Information Services, Inc d/b/a Way Communications, The First Street Corporation, Wizardnet, Inc. and Delanet, Inc, internet access service providers. All of the acquisitions were accounted for using the purchase method of accounting with the results of each acquisition included in the consolidated financial statements from the respective acquisition date.

RESULTS OF OPERATIONS
Comparison of the three and six months ended June 30, 2000 and 1999

Revenues: Revenues increased for the three months and six months ended June 30, 2000 by $274,981 or 36.3% and by $552,778 or 39.1, respectively, over the same periods of the prior year. The increase was attributable to an expanded customer base and increased activities in Web development and hosting services. The increase in customer base was in part due to acquisitions, and, in part due to the Company's marketing and sales efforts.

Cost of Revenues: For the three months ended June 30, 2000 cost of revenues increased by $182,309 to $660,745. For the six months ended June 30, 2000 cost of revenues increased by $376,102 to $1,253,272. Cost of revenues as a percentage of revenues for the three months and six months ended June 30, 2000 were 63.9% and 63.1%, respectively, compared to 63.7% and 62.0%, respectively, in 1999. The increase in cost of revenues was primarily due to increased communication and technical personnel expenses incurred to support the increased customer base and in anticipation of future growth. The Company expects these costs to increase in absolute dollars as additional customers and services are added.

Selling, General and Administrative: For the three months ended June 30, 2000, selling, general and administrative expenses increased by $1,186,295. As a percentage of revenues, selling, general and administrative expenses increased from 143.5% in 1999 to 220.1% in 2000. For the six months ended June 30, 2000, selling and administrative, general and administrative expenses increased by $1,799,857. For the six-month period, selling, general and administrative expenses as a percentage of revenues, increased from 143.4% in 1999 to 194.5% in 2000. The increase in selling, general and administrative expenses was primarily attributable to higher costs incurred for advertising, promotion and sales personnel. The Company incurred approximately $500,000 more for marketing activities during the three and six months ended June 30, 2000 compared to prior year.

Depreciation and Amortization: For the three months ended June 30, 2000, depreciation and amortization increased by $340,702 to $721,621. For the six months ended June 30, 2000, depreciation and amortization increased by $662,729 to $1,383,084. The increase was due to amortization arising from 1999 acquisitions and depreciation arising from additional equipment acquired in the later part of 1999.

Interest Income: Interest income net of interest expense increased by $90,213 and $135,122 for the three and six month periods; respectively. The increase in interest income was due to investment of unutilized proceeds of the Company's public offering of Series B Convertible Redeemable preferred stock.

Net Loss and net loss applicable to common shares: The Company has incurred significant losses and anticipates that it will continue to incur losses until sufficient revenues are generated to offset the substantial up-front expenditures and operating costs associated with attracting and retaining additional customers. For the three months ended June 30, 2000 and 1999, the Company incurred net losses of $2,503,880 and $1,871,988, respectively. For the six months ended June 30, 2000 and 1999, the Company incurred net losses of $4,322,451 and $2,883,883, respectively. There can be no assurance that the Company will be able to attract and retain a sufficient number of customers to significantly increase its revenues or ever achieve profitable operations.

     During the six months ended June 30, 2000, additional dividends (noncash) related to beneficial conversion feature of the preferred stock of approximately $5,856,000 were recorded as a result of the conversion price of the preferred stock being less than the market price of the common stock at the time of the offering. For the six months ended June 30,2000 net loss after adjusting the additional dividends and normal dividends for preferred stock resulted in a loss of $10,332,588 applicable to common shares.

Liquidity and Capital Resources

     The Company's working capital at June 30, 2000 was $3,635,213 compared to a deficiency of $1,640,344 at December 31, 1999. The increase in working capital was due to receipt of the proceeds from the public sale of the Company's Series B Convertible Redeemable preferred stock in February and March 2000.

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

     Out of the proceeds of the public offering of Series B Convertible Redeemable preferred stock, $382,000 was used to repurchase 171,526 shares of the Company's common stock and $3,271,000 was used for acquisitions of businesses and $425,000 was used to repay debt. The remaining proceeds, after meeting the Company's working capital and capital expenditure requirements, are currently held in interest-bearing bank accounts.

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

     The Company's capital expenditures for 2000 are expected to range between $340,000 to $500,000. Based on the Company's current plans and assumptions relating to its strategy, the management anticipates that the cash on hand, and expected revenues will satisfy the company's capital requirements through at least the end of 2000.

                                     PART II
                                OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds

          Recent Sales of Unregistered Securities

          During the six months ended June 30, 2000, the Company issued 286,277 shares of its common stock for acquisitions of businesses. The foregoing securities were issued in private offerings pursuant to an exemption from registration offered by Section 4(2) of the Securities Act of 1933.


Item 4.   Submission of Matters to Vote of Security holders.

          The Company held an annual meeting of stockholders on June 22,2000 at which the following matters were voted upon:

          1.   Election of four directors.

          2. Approval of the amendment to the Company's 1997 Stock Option Plan to increase the number of shares reserved for issuance thereunder from 1,400,000 to 2,000,000.

          The results were as follows:
                                                               Broker
          DIRECTORS                  FOR          WITHHELD     NON-VOTES

          Stephen J. Cole-Hatchard   4,620,685    49,541           0
          Nicko Feinberg             4,623,786    46,440           0
          Ronald C. Signore          4,623,786    46,440           0
          William A. Barron          4,623,786    46,440           0


                                                                       Broker
                                FOR           AGAINST      ABSTAIN     NON-VOTES
          Proposal 2            1,368,906     132,386


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits-- Exhibit 27 Financial Data Schedule

          (b)  Reports on Form 8-K

               Form 8-K dated June 20, 2000 relating to the acquisition of Delanet, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 14, 2000


                         By: /s/ Stephen J. Cole-Hatchard
                                 ----------------------------------------------
                                 Stephen J. Cole-Hatchard
                                 Chief Executive Officer and President



                         By: /s/ Vasan Thatham
                                 ----------------------------------------------
                                 Vasan Thatham
                                 Principal Financial Officer and Vice President