Form 10QSB
period 2000-09-30
FRONTLINE COMMUNICATIONS CORP
filed 2000-11-14
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2000

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

                                 (845) 623-8553
                (Issuer's Telephone Number, including Area Code)

Indicate by a check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes X        No___




As of October 7, 2000 there were outstanding 6,149,887 shares of the issuer's Common Stock, $ .01 par value.

                                      INDEX

                                                                            Page

Part I Financial Information

Item 1 Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets 1

       Condensed Consolidated Statements of Operations                         2

       Condensed Consolidated Statements of Cash Flows                         3

       Notes to Condensed Consolidated Financial Statements                    4

Item 2 Management's Discussion and Analysis of Financial Condition
       And Results Of Operations                                               9

Part II Other information                                                     12

        Signatures                                                            13

Frontline Communications Corporation
Condensed Consolidated Balance Sheets

                                                                                           September 30,      December 31,
                                                                                               2000              1999 (1)
                                                                                           ------------       ------------
                                                                                           (Unaudited)
ASSETS
Current:
   Cash and cash equivalents                                                               $  4,465,546       $    615,190
   Accounts receivable, net of allowance for doubtful accounts                                  505,830            288,337
   Prepaid expenses and other                                                                   204,251            122,308
                                                                                           ------------       ------------
                                     Total current assets                                     5,175,627          1,025,835

Property and equipment, net                                                                   2,126,194          2,944,948
Intangibles, net                                                                              9,001,636          4,146,107
Other                                                                                           366,853            297,742

                                                                                           ------------       ------------
                                                                                           $ 16,670,310       $  8,414,632
                                                                                           ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accruals                                                           $  2,509,291       $  1,548,043
   Deferred revenue                                                                           1,256,191            684,219
   Current portion of capitalized lease obligations and notes payable                           384,553            433,917
                                                                                           ------------       ------------
                                  Total current liabilities                                   4,150,035          2,666,179

Capitalized lease obligations and notes payable- net of current portion                       1,522,863          1,458,583

                                                                                           ------------       ------------
                                      Total liabilities                                       5,672,898          4,124,762
                                                                                           ------------       ------------

Stockholders' equity:
   Preferred stock, $.01 par value, 2,000,000 authorized,
     issued and outstanding 618,700 and none, respectively
      Aggregate liquidation preference $10,020,000                                                6,187
   Common Stock, $.01 par value, 25,000,000 authorized,  7,093,733 and
      4,484,060 issued, respectively, 6,532,887 and 4,252,540 outstanding,
       respectively                                                                              70,937             44,841
   Additional paid-in capital                                                                35,331,229         15,147,547
   Accumulated deficit                                                                      (23,540,687)       (10,600,905)
   Note receivable                                                                              (37,500)           (37,500)
   Treasury stock, at cost, 560,846 and 231,520 shares, respectively                           (832,754)          (264,113)
                                                                                           ------------       ------------
                                  Total stockholders' equity                                 10,997,412          4,289,870

                                                                                           ------------       ------------
                                                                                           $ 16,670,310       $  8,414,632
                                                                                           ============       ============

(1) The balance sheet at December 31, 1999 is derived from audited financial statements at that date. See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

                                                              For the three months ended                For the nine months ended
                                                           September 30,      September 30,        September 30,       September 30,
                                                                2000               1999                2000                1999
                                                           ------------        ------------        ------------        ------------
Revenues                                                   $  1,621,319        $    744,167        $  3,589,515        $  2,159,585
                                                           ------------        ------------        ------------        ------------
Costs and expenses:
      Cost of revenues                                          954,789             548,836           2,208,061           1,426,006
      Selling, general and administrative                     2,070,354           1,741,634           5,899,297           3,770,720
      Depreciation and amortization                           1,164,268             468,725           2,547,352           1,189,080
      Non-cash compensation charge                                                                                          712,220
                                                           ------------        ------------        ------------        ------------
                                                              4,189,411           2,759,195          10,654,710           7,098,026
                                                           ------------        ------------        ------------        ------------
Loss from operations                                         (2,568,092)         (2,015,028)         (7,065,195)         (4,938,441)

Other income (expense):
   Interest income                                               93,823              17,522             349,211              73,117
   Interest expense                                             (40,120)            (11,735)           (120,856)            (27,800)

                                                           ------------        ------------        ------------        ------------
Net loss                                                     (2,514,389)         (2,009,241)         (6,836,840)         (4,893,124)
                                                           ------------        ------------        ------------        ------------

Dividends related to beneficial conversion
  feature of preferred stock                                                                          5,856,497

Preferred dividends                                              92,805                                 246,445

                                                           ------------        ------------        ------------        ------------
Net loss applicable to common shares                       ($ 2,607,194)       ($ 2,009,241)       ($12,939,782)       ($ 4,893,124)
                                                           ============        ============        ============        ============

Loss per common share-basic and diluted                    ($      0.43)       ($      0.55)       ($      2.40)       ($      1.43)
                                                           ============        ============        ============        ============

Weighted average number of  common shares
   outstanding- basic and diluted                             6,040,254           3,647,499           5,381,400           3,421,359
                                                           ============        ============        ============        ============

See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                       For the nine months ended
                                                                                   September 30,       September 30,
                                                                                       2000                1999
                                                                                 ------------------  -----------------
Cash flow from operating activities:
   Net loss                                                                            ($6,836,840)       ($4,893,123)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                      2,547,352          1,189,080
      Noncash compensation charge                                                           29,345            712,220
      Changes in assets and liabilities net of effect of acquisition of businesses
         Accounts receivable                                                               (12,546)          (190,843)
         Prepaid expenses and other                                                        (81,943)            (7,977)
         Other assets                                                                     (258,114)          (156,576)
         Accounts payable and accruals                                                    (845,404)           860,423
         Deferred revenue                                                                  (79,626)            (7,426)
                                                                                 ------------------  -----------------
                      Net cash used in operating activities                             (5,537,776)        (2,494,222)
                                                                                 ------------------  -----------------

Cash flows from investing activities:
   (Acquisition) disposal  of property and equipment, net                                  148,193           (821,538)
   Acquisition of businesses- net of cash acquired                                      (3,846,290)          (681,661)
                                                                                 ------------------  -----------------
                      Net cash used in investing activities                             (3,698,097)        (1,503,199)
                                                                                 ------------------  -----------------

Cash flows from financing activities:
   Proceeds from sale of common stock, net                                                                  2,769,420
   Proceeds from exercise of stock options                                                                    215,000
   Principal payments on capitalized lease obligations and debt                           (623,718)           (67,928)
   Proceeds from sale of preferred stock, net                                           14,597,587
   Payments to acquire treasury stock                                                     (568,641)
   Payments for repricing rights                                                          (165,359)
   Dividends paid                                                                         (153,640)
                                                                                 ------------------  -----------------
                      Net cash provided by financing activities                         13,086,229          2,916,492
                                                                                 ------------------  -----------------

Net increase (decrease)  in cash and cash equivalents                                    3,850,356         (1,080,929)

Cash and cash equivalents, beginning of period                                             615,190          1,994,711
                                                                                 ------------------  -----------------

Cash and cash equivalents, end of period                                                $4,465,546           $913,782
                                                                                 ==================  =================

Supplemental information:
Approximate interest paid during the period                                                $60,000            $28,000
                                                                                 ==================  =================

The Company entered into capital lease obligations in the
the aggregate amount of approximately                                                     $128,000         $1,337,000
                                                                                 ==================  =================

The Company issued 368,878 shares of common stock valued at $631,000 and promissory notes in the aggregate amount of $1,094,000 for acquisitions during nine months ended September 30, 2000.

In September 2000, the Company cancelled a capital lease obligation, along with its' related equipment and accruals, in the aggregate amount of $1,376,000.

In September 2000, the Company agreed to pay for certain repricing and redemption rights in the amount of $539,000 and the issuance of 400,000 shares of common stock.

See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2000

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

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2000

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

     Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance related to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A, which delayed the implementation of SAB No. 101. In June 2000, the SEC issued SAB 101B that further delayed the implementation of SAB No. 101 to the fourth quarter of fiscal 2000. The Company will adopt SAB No. 101, and is currently evaluating the impact, if any, SAB No. 101 will have on its financial position or results of operations. The Company does not expect the adoption of SAB No. 101 to have a material impact on its financial position or results of operations.

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

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2000

     During the nine months ended September 30, 2000, additional dividends (noncash) related to beneficial conversion feature of the preferred stock of approximately $5,856,000 were recorded as a result of the conversion price of the preferred stock being less than the market price of the common stock at the time of the offering.

     During the nine months ended September 30, 2000 the Company issued: (i) 1,763,240 shares of common upon conversion of 518,600 shares of Series B Convertible Redeemable preferred stock, (ii) 11,594 shares of common stock for services rendered and upon exercise of stock options (iii) 65,961 shares of common stock pursuant to repricing rights and (v) 368,878 shares of common stock for acquisition of businesses. See Note F.

     In 1999, the Company sold through private placements 499,889 shares of its common to two investors for an aggregate price of $4,250,000. The Company had granted the investors repricing and redemption rights based on the future market price of its common shares. In May 2000, the Company acquired 16,312 shares of common stock for $34,663 from the private investors. In addition, the Company paid $165,359 for repricing rights, which has been charged to additional paid in capital. In September 2000, the Company entered into an agreement with the two private investors whereby the Company agreed to pay $539,392 in cash and issue 400,000 shares of common stock to resolve certain issues of interpretation that arose out of redemption and repricing rights. . In the financial statements as of September 30, 2000, the 400,000 shares issuable pursuant to the agreement have been included in the issued and outstanding number of shares. The amount payable pursuant to the agreement has been charged to additional paid in capital and included in the accruals.

     In April 2000, the Company's board of directors authorized the Company to purchase up to $1,000,000 worth of its common stock from time to time, as the Company deems appropriate, through open market purchases or in privately negotiated transactions. As of September 30, 2000 the Company had acquired 329,326 shares of common stock including 16,312 shares from the private placement investors for an aggregate consideration of $569,000.

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

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2000

     On June 20, 2000, the Company acquired substantially all of the assets of Delanet, Inc. ("Delanet") in consideration of $2,100,000 cash (including transaction-related costs) assumption of $1,354,000 of liabilities, 200,000 shares of the Company's common stock (approximately $321,000) and a promissory note in the principal amount of $729,000. The promissory note bears interest at 4% and is payable in June of 2003. The Company has the option to convert the principal amount due under the promissory note to shares of its common stock at a conversion price of $8 per share under certain circumstances as defined in the acquisition agreement.

     On September 28, 2000 the Company acquired substantially all of the assets of PNM Group, Inc., a Web design company. The aggregate consideration consisted of $600,000 cash (including transaction-related costs), 82,601 shares of the Company's common stock ( approximately $100,000) and a promissory note in the principal amount of $300,000. The promissory note bears interest at 3% and is payable in September of 2003. The Company has the option to convert the principal amount due under the promissory note to shares of its common stock at a conversion price of $6 per share under certain circumstances as defined in the acquisition agreement. If certain performance criteria are met during the twenty four-month period ending October 31,2002, the former stockholders are entitled to a contingent payment of up to $800,000 in cash and promissory notes.


     All of the acquisitions were accounted for using the purchase method of accounting with the results of operations of each acquisition included in the consolidated financial statements from the respective acquisition date. The acquisitions resulted in the recording of intangible assets of approximately $6,881,000, which are being amortized over their expected benefit period of 3 years.

     The accompanying pro forma operating statements are presented as if the Delanet acquisition occurred on January 1, 1999. The pro forma information is unaudited and is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisition and public offering had been completed as of January 1, 1999 and neither is it necessarily indicative of the results of operations for future periods.

        Nine months ended September 30              2000              1999
        ------------------------------              ----              ----

        Revenues                                $ 4,591,412        $ 3,089,858
        Net loss                                (13,720,850)        (5,421,688)
        Net loss per share- basic and diluted.       ($2.44)            ($1.50)

        The above pro forma financial information has been adjusted to reflect amortization of intangibles generated by the acquisition over a three-year period.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2000

NOTE G- CAPITAL LEASE OBLIGATION

In 1999, the Company purchased equipment in the aggregate amount of $1,376,000 from a major telecommunications manufacturer. The manufacturer had agreed to install, test and provide support to make the equipment functional. The manufacturer had agreed to provide financing through a lease for $957,000 which would have required the Company to pay $36,000 per month for 30 months commencing with the installation of the equipment. The balance of $419,000 was payable over a period of twelve months from installation of the equipment. The manufacturer failed to install the equipment and make it functional. In September 2000, the Company terminated the agreement and the manufacturer has accepted the equipment returned by the Company. Accordingly, equipment, capital lease obligation and accrued costs balances have been adjusted by $1,376,000, $957,000 and $419,000, respectively. The management believes that based on the Company's current strategy, return of the equipment will not impact its current or future operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995:

     The statements contained herein which are not historical facts are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. These "forward looking statements" are subject to risks and uncertainties, including but not limited to, risks associated with the Company's future growth and operating results, the ability of the Company to successfully integrate newly acquired subscribers, business entities and personnel into its operations, changes in consumer preference and demographics, technological change, competitive factors, unfavorable general economic conditions, and other factors described herein. The Company assumes no obligation to update the forward looking information. Actual results may vary significantly from the results expressed or implied by such forward looking statements.

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

     In 2000, the Company acquired substantially all of the assets of The PressRoom Online Services, Application Resources Information Services, Inc d/b/a Way Communications, The First Street Corporation, Wizardnet, Inc., Delanet, Inc. ( internet access service providers) and PNM Group, Inc., a Web design company. All of the acquisitions were accounted for using the purchase method of accounting with the results of each acquisition included in the consolidated financial statements from the respective acquisition date.

RESULTS OF OPERATIONS
Comparison of the three and nine months ended September 30, 2000 and 1999

Revenues: Revenues increased for the three months and nine months ended September 30, 2000 by $877,152 or 117.9% and by $1,429,930 or 66.2%,
respectively, over the same periods of the prior year. The increase was attributable to an expanded customer base and increased activities in Web development and hosting services. The increase in customer base was in part due to acquisitions, and, in part due to the Company's marketing and sales efforts.

Cost of Revenues: For the three months ended September 30, 2000 cost of revenues increased by $405,953 to $954,789. For the nine months ended September 30, 2000 cost of revenues increased by $782,055 to $2,208,061. Cost of revenues as a percentage of revenues for the three months and nine months ended September 30, 2000 were 58.9% and 61.5%, respectively, compared to 73.8% and 66.0%, respectively, in 1999. The increase in cost of revenues was primarily due to increased communication and technical personnel expenses incurred to support the increased customer base and in anticipation of future growth. The Company expects these costs to increase in absolute dollars as additional customers and services are added.

Selling, General and Administrative: For the three months ended September 30, 2000, selling, general and administrative expenses increased by $328,720. As a percentage of revenues, selling, general and administrative expenses decreased from 234.0% in 1999 to 127.7% in 2000. For the nine months ended September 30, 2000, selling, general and administrative expenses increased by $2,128,577. For the nine-month period, selling, general and administrative expenses as a percentage of revenues, decreased from 174.6% in 1999 to 164.3% in 2000. The increase in selling, general and administrative expenses was primarily attributable to higher costs incurred for advertising, promotion and sales personnel. The Company incurred approximately $250,000 and $750,000 more for marketing activities during the three and nine months ended September 30, 2000, respectively, compared to the prior year.

Depreciation and Amortization: For the three months ended September 30, 2000, depreciation and amortization increased by $695,543 to $1,164,268. For the nine months ended September 30, 2000, depreciation and amortization increased by $1,358,272 to $2,547,352. The increase was due to amortization arising from 1999 and 2000 acquisitions and depreciation arising from additional equipment acquired in the later part of 1999 and 2000.

Interest Income: Interest income net of interest expense increased by $47,916 and $183,038 for the three and nine month periods, respectively. The increase in interest income was due to investment of unutilized proceeds of the Company's public offering of Series B Convertible Redeemable preferred stock.

     Net Loss and net loss applicable to common shares: The Company has incurred significant losses and anticipates that it will continue to incur losses until sufficient revenues are generated to offset the substantial up-front expenditures and operating costs associated with attracting and retaining additional customers. For the three months ended September 30, 2000 and 1999, the Company incurred net losses of $2,514,389 and $2,009,241, respectively. For the nine months ended September 30, 2000 and 1999, the Company incurred net losses of $6,836,840 and $4,893,124, respectively. There can be no assurance that the Company will be able to attract and retain a sufficient number of customers to significantly increase its revenues or ever achieve profitable operations.

     During the nine months ended September 30, 2000, additional dividends (noncash) related to the beneficial conversion feature of the preferred stock of approximately $5,856,000 were recorded as a result of the conversion price of the preferred stock being less than the market price of the common stock at the time of the offering. For the nine months ended September 30, 2000 net loss after adjusting the additional dividends and normal dividends for preferred stock resulted in a loss of $12,939,782 applicable to common shares.

Liquidity and Capital Resources

     The Company's working capital at September 30, 2000 was $1,025,592 compared to a deficiency of $1,640,344 at December 31, 1999. The increase in working capital was due to receipt of the proceeds from the public sale of the Company's Series B Convertible Redeemable preferred stock in February and March 2000.

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

     Out of the proceeds of the public offering of Series B Convertible Redeemable preferred stock, $569,000 was used to repurchase 329,326 shares of the Company's common stock, $3,846,000 was used for acquisitions of businesses and $425,000 was used to repay debt. The remaining proceeds, after meeting the Company's working capital and capital expenditure requirements, are currently held in interest-bearing bank accounts.

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

     The Company's capital expenditures for 2000 are expected to range between $340, 000 to $500,000. Based on the Company's current plans and assumptions relating to its strategy, the management anticipates that the cash on hand, and expected revenues will satisfy the company's capital requirements through at least the end of 2000.

     The Company is currently in the process of reducing operating expenses. If the Company is not successful in implementing certain cost cutting measures, it may need additional financing in 2001 to continue its operations as currently conducted. The Company has no available additional sources of financing and there can be no assurance that any additional financing, if required, will be available to the Company on acceptable terms, or at all.

                                     PART II
                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        Recent Sales of Unregistered Securities

        During the three months ended September 30, 2000, the Company issued 5,764 shares of its common stock to a consultant and issued 82,601 shares of its common stock for acquisition. In addition, the Company agreed to issue 400,000 shares of its common stock to two institutional investors for repricing and redemption rights. The foregoing securities were issued in private offerings pursuant to an exemption from registration offered by Section 4(2) of the Securities Act of 1933.





Item    6. Exhibits and Reports on Form 8-K

        (a) Exhibits - Exhibit 27 Financial Data Schedule

        (b) Reports on Form 8-K

        During the quarter ended September 30, 2000, the Company filed an 8-k for the event dated June 20, 2000 under Items 2 and 7 to report its' acquisition of substantially all of the assets of Delanet, Inc. The Company filed an amendment to the foregoing 8-k under Item 7 to file certain financial statements and pro forma financial information concerning the acquired business.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 14, 2000


                         By:     /s/ Stephen J. Cole-Hatchard
                                 -----------------------------
                                 Stephen J. Cole-Hatchard
                                 Chief Executive Officer and President



                          By:    /s/ Vasan Thatham
                                 ----------------------------------
                                 Vasan Thatham
                                 Principal Financial Officer and Vice President