Form 10KSB
period 2000-12-31
FRONTLINE COMMUNICATIONS CORP
filed 2001-04-02
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-KSB

|X| Annual  Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
    1934.

    For the fiscal year ended December 31, 2000

                                       OR

| | Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

             For the transition period from _________ to ___________

                        Commission File Number 001-15673

                         FRONTLINE COMMUNICATIONS CORPORATION
              (Name of Small Business Issuer in Its Charter)

            Delaware                                             13-3950283
  (State or Other Jurisdiction                                (I.R.S.Employer
  of Incorporation or Organization)                         Identification No.)

One Blue Hill Plaza, P.O. Box 1548, Pearl River, New York           10965
        (Address of principal executive offices)                  (Zip Code)

                                 (845) 623-8553
                (Issuer's Telephone Number, Including Area Code)

    Securities registered pursuant to Section 12(b) of the Exchange Act:

         Series B Convertible Redeemable Preferred Stock, $.01 par value

         Common Stock, $.01 par value

    Securities registered pursuant to Section 12(g) of the Exchange Act:

         Common Stock Purchase Warrants

Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
No | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X|

The issuer's revenues for the year ended December 31, 2000 were $5,327,316.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 15, 2001 was $1,718,200. As of March 15, 2001, there were 6,662,627 shares of the issuer's Common Stock outstanding.

                      Documents Incorporated by Reference:

                                      None.

                                     PART I

Item 1. Business.


Overview

     Frontline Communications Corporation is a regional Internet service provider ("ISP") providing Internet access, web hosting, website design, and related services to residential and small business customers throughout the Northeast United States and through a network partnership agreement Internet access to customers nationwide.

     Primarily through 18 acquisitions, we grew our customer base from 2,500 customers as of October, 1998 to over 25,000 customers at December 31, 2000. During that same period, we expanded our owned Internet access geographic footprint from the New York/New Jersey metropolitan area, to a region that now includes Delaware, Eastern Pennsylvania, and Northern Virginia. At December 31, 2000, we owned and operated 16 points-of-presence ("POPs") which, when combined with 1,100 POPs licensed from third parties, provide us with the capability to serve approximately 72% of the U.S. population.

     During year 2000, we enhanced our product lines with the addition of high-speed Digital Subscriber Line (DSL) products. Through alliances with DSL wholesalers, including Rhythms Net Communications Inc. and Network Access Solutions, Inc., the Company added over 700 DSL customers to its subscriber base.

     We also expanded our web design and development product offerings with the September 2000 acquisition of PNM Group, Inc. (d/b/a Planet Media)a Long Island-based web design, consulting, development and maintenance provider with approximately 65 corporate clients; including firms such as Denny's Inc., City College of New York, Matchbox USA and Fancy Fixtures, Inc.

     The Company was formed during February 1997 as a Delaware corporation under the name Easy Street Online, Inc. We changed our name to Frontline Communications Corporation in July 1997. Our principal executive offices are located at One Blue Hill Plaza, Pearl River, New York 10965, and our telephone number is (845) 623-8553. Our Corporate Websites are located at www.frontline.net and www.fcc.net. PlanetMedia(SM)'s Internet website is located at www.pnetmedia.com. Information on these Websites is not part of this report. Unless the context indicates otherwise, the terms "Frontline," "we," "our," "the Company" and "us" in this report include the operations of Frontline Communications Corporation and its wholly owned subsidiaries, WowFactor, Inc., WebPrime, Inc. and CLEC Communications Corp.

Products and Services

     The Company's products and services are focused around three key Internet business areas - access, presence, and development.

Internet access products

     o Dial-Up Accounts: Frontline offers residential and business dial-up and ISDN Internet access on a national basis. Customers may order these products on our websites or by calling our 800 number. Utilizing our branded software, available via CD or downloadable from our website, customers can quickly order and activate a new account, billable to the client's credit card. The standard Frontline dial-up product provides clients two Internet e-mail addresses, a customizable homepage, access to our Customer Service telephone support center, and the latest access tools including browsers from Netscape and Microsoft.

     o DSL: We are a reseller of Digital Subscriber Line high-speed Internet access services for Rhythms Net Communications, Inc. and Network Access Solutions, Inc., and now offer Digital Subscriber Line, ISDN Digital Subscriber Line, Asymmetric Digital Subscriber Line and Symmetric Digital Subscriber Line services in the Mid-Atlantic and Northeast United States. These products provide our residential and business customers with high-speed dedicated Internet connectivity at an affordable cost.

     o Dedicated Access: Frontline offers high-speed, high-bandwidth dedicated leased lines to customers, principally for business users who require high-speed internet connectivity 24 hours a day, seven days a week.

Internet Presence Products

     o Virtual Website hosting: We offer virtual website hosting services to residential and small business customers who require 24 hour presence on the Internet. By renting space on our Internet servers, customers avoid costly hardware investment, maintenance, and other costs associated with operating their own servers. Marketed partly under our brandname FrontHost(SM), the Company's hosting services include domain name registration, e-mail addresses, file upload and download capability and statistical logs.

     o Dedicated Hosting: Frontline offers website hosting and maintenance services to clients wishing to rent secure web-servers. In addition, Frontline offers co-location services to those customers preferring to install their own equipment at our facilities and connect their systems directly to the Internet.

Internet Development Services

     o FrontHost(SM): Our do-it-yourself "Website Wizard" products assist customers in developing their own Websites and e-commerce `stores' by using our FrontHost(SM) user-friendly tools.

     o Website design services: PlanetMedia(SM), our website design, consulting, and development division, assists business customers with Internet marketing strategy, graphic design and layout, writing and editing and Website information architecture (including Website navigation and searching systems). Our in-house professionals provide full life-cycle support to customers: from the design phase through website installation and maintenance.

Marketing and Sales

     We currently have an in-house sales and marketing staff consisting of a Vice President of Sales and Marketing, a Director of Sales, and several sales representatives focused on different products (such as dial-up, dedicated and

DSL) and marketing channels (such as resellers). During the first quarter of 2001, the Company redirected its sales focus from a direct business-to-business selling effort to development of an extensive commissioned external reseller network to market its products.

     PlanetMedia(SM),   the  Company's  web  design  and  development  division,
maintains a separate sales and marketing group.

     Marketing activities have been designed to achieve Frontline brand name recognition through radio, trade and local business print media and local event marketing.

POPS and Network infrastructure

     Our Internet access network is comprised primarily of a Company-managed network and third-party POPs provided primarily through an agreement with Megapop, Inc. The Company believes that this combination of owned and leased access enables Frontline to most economically provide Internet access services to its customers on a national level while leveraging the competitive advantages associated with the Company's own, uniquely-located, POPs.

     Broadband access to the internet for Company-managed POPs is provided through high speed T1, T3, or Ethernet connections supplied under contracts with national broadband suppliers such as Verio, Inc., Cable & Wireless, Inc. and by certain regional broadband suppliers such as Focal, Inc., AboveNet, Inc., Exodus Communications Inc. and Conectiv, Inc. DSL access is similarly provided through DS3 connections to the Company from Covad, Inc. and through our reseller agreements with Rhythms Net Communications, Inc. and Network Access Solutions, Inc.

     Network and service delivery stability is provided through the use of redundant computing and server facilities located at our larger owned POPs. In addition, the Company has initiated a program, expected to be completed during April 2001, to ensure duplicate bandwidth access at each of its owned locations. The Company has installed backup power supply, remote alarm, computer virus protection, and monitoring software throughout its network, which is monitored 24 hours a day, 7 days-a-week.

Customer Support Services

     Frontline believes that reliable customer and product support is critical to retaining existing subscribers and in attracting new customers. We provide the following Customer and Product support services:

     o Toll-free, live telephone assistance available seven days a week, during peak load hours (10 hours per day; 8 hours on weekends);

     o    Email-based assistance available seven days a week;

     o    Internet help at our www.fcc.net Web site;

     o    Fax support for higher-end business hosting customers.

     We receive approximately 400 residential and business customer service calls per day at our Customer Service call centers located at Howell, NJ and Pearl River, NY. Task-based call tracking software applications, and "trouble-ticket" reporting systems, were implemented at these centers during the year 2000 substantially improving the Company's ability to promptly resolve customer problems.

During November 2000, as part of our Restructuring Program, which is discussed in detail below, we announced the consolidation of our Howell, NJ Call Center to our Pearl River, NY headquarters. We believe that this consolidation, scheduled for completion on March 30, 2001, and the concurrent integration of our Product Service IT administration personnel, will significantly improve the quality of our service.

Product and Service development

     Our Product Service Division develops proprietary applications and reviews third-party software products and technology that are incorporated into our network and service products. A revised, interactive Company website (www.fcc.net) was activated during February 2001. We also distributed an updated dial-up access CD to our sales force and customers during March 2001.

     During 2001, we also plan to consolidate our various email servers onto a common platform which we anticipate will reduce maintenance and potential customer outage issues.

Industry and Competition

     The market for Internet access, hosting, and web design and development services is highly competitive, rapidly evolving, and subject to technological change. There are no substantial barriers to entry, and we expect that competition will increase.

     Our current and prospective competitors include many large companies that have substantially greater market presence, financial, technical, marketing and other resources than we have. We compete directly or indirectly with the following categories of companies:

     o Established online services, such as America Online, the Microsoft Network, and Prodigy;

     o    Local, regional and national ISPs, public or privately owned;

     o National and regional telecommunications companies, such as AT&T and Verizon;

     o    Cable TV and online services, such as Roadrunner;

     o    Free ISPs such as Netzero and Juno;

     o    Satellite companies, such as Direct TV and Starband; and

     o    Large independent DSL providers, such as Telocity.

     We believe that competition is likely to increase and that existing or future competitors may develop or offer services that are superior to ours at a lower price. These factors could have a material adverse effect on our business, financial condition, and results of operations.

Recent Acquisitions

     Since January 1999, we have completed the following acquisitions in order to increase our Internet access, development and presence capabilities:

     o    WebPrime,   Inc.  A  Website  design,  Web  development  and  software development firm.

     o Channel iShop.com. A company with a marketing concept targeting retail businesses, which we have since divested as part of our Restructuring Program (see below).

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

     o The Pressroom Online Services. A subscriber base of dial-up and DSL customers.

     o Application Resources Information Services d/b/a Way.com. A subscriber base of dial-up, DSL and web hosting customers.

     o First Street Corporation. A subscriber base of dial-up and web hosting customers.

     o Double D Network Services Inc. - acquired certain dial-up customers pursuant to a referral plan.

     o Delanet, Inc. A subscriber base of dial-up, DSL, web hosting and dedicated line customers.

     o Wizard.net, Inc. A subscriber base of dial-up, web hosting and dedicated line customers.

     o PNM Group, Inc. d/b/a Planet Media. A web development and design company.

     See note 2 to the Notes to Consolidated Financial Statements for the terms of certain of our recent acquisitions.

Company Strategy and Restructuring Program

         During 1998, the Company announced, as a strategic goal, to become a leading provider of Internet access, development, and presence services for small and medium-sized business as throughout the United States. To achieve this objective, we embarked on a program to expand our network infrastructure and internet dial-up access subscriber base by acquiring local and regional ISPs, utilizing acquired web 'portal' and e-commerce websites as a vehicle to promote the sale of our Internet services, and developing co-marketing alliances with value-added partners.

     During the period between October 1998 and June 2000, Frontline acquired 18 companies, grew its dial-up access subscriber base from 2,500 to over 25,000 customers, and acquired two web-portal websites: WoWFactor.com(R) and iShopNetworks(SM).

     Marketplace and technological changes during this two-year period caused the Company to refine its strategy during the last two quarters of the year 2000. The rapid increase in demand for DSL services prompted the Company to add this high-speed access product to its offering portfolio. Similarly, the marketplace failure of many so-called 'dot-com' companies and Frontline's inability to cost-effectively market its core products through its owned websites, resulted in the decision to abandon the use of web-portals as a primary marketing tool of the Company.

     As a result, during January 2001, we announced the sale of a majority of our equity interest in iShopNetworks, Inc. and the closure of our WoWFactor.com(R) web-portal. We also announced that we could cease funding our subsidiary, CLEC Communications Corp.

     In addition, we have adopted a restructuring program (the "Restructuring Program") designed to consolidate our operations and improve cost-effectiveness, combine personnel of our key products and customer service divisions to leverage our manpower skills, and upgrade our access network infrastructure. As of March 28, 2001, we have accomplished the following in connection with our Restructuring Program:

     o Workforce reduction of about 40%, from over 120 employees to 68 employees as of March 15, 2001. We expect that the number of employees will decrease to approximately 60 upon the closure of our Howell, NJ customer service center, which is presently scheduled to occur on March 30, 2001.

     o Elimination of our marginal service products; reducing the number of discrete offerings from over 100 to less than 25;

     o Implementation of a user-friendly website (www.fcc.net) promoting our products;

     o Development of new version of our basic dial-up Internet access software and activation of a third-party network for the marketing of our products and services;

     o Closure of two of our four regional offices and the consolidation of two owned POPs;

     o Integration of our Product and Customer Service Divisions at our Pearl River, NY headquarters and the scheduled closure of our Howell, NJ Call Center, planned for March 30, 2001; and

     o Discontinued expenditures related to our CLEC Communications Corp. subsidiary.

     We intend to continue the Restructuring Program during the first and second quarters of 2001. This may result in additional workforce reductions and other cost-savings related to reduction of telecommunications and lease/rental costs associated with branch office and POP consolidations.

Trademarks and Service Marks

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

     Competitive Local Exchange Carrier Regulation. Our wholly-owned subsidiary, CLEC Communications Corp., was granted competitive local exchange carrier status by the New York State Public Service Commission, the New Jersey Board of Public Utilities and the Pennsylvania Public Utility Commission in December 1998, February 2000 and December 1999, respectively. As a certified CLEC, we are subject to various ongoing regulatory requirements applicable to CLECs in particular and certain other requirements applicable to all telecommunications carriers.

     In October 1999, our CLEC subsidiary entered into an interconnection agreement with Bell Atlantic in New York. That agreement expired by its terms in June, 2000. In November 2000, we announced that, as part of the Company's Restructuring Program we would not invest any further capital in our CLEC subsidiary. The Company currently plans to sell or dissolve CLEC Communications Corp. in the second quarter of 2001, at which time the subsidiary will no longer be subject to any regulations governing Competitive Local Exchange Carriers.

Employees

     As of March 15, 2000, we had 68 employees including our 6 executive officers. We also engage part-time employees from time to time. None of our employees are represented by a union. We consider our employee relations to be good.

Item 2. Properties

     Our executive offices are located in Pearl River, New York, where we lease approximately 12,000 square feet of space through a lease that expires in May 2004.

     We lease approximately 2,400 square feet in Howell, New Jersey under a lease that expires in May 2004. We plan on closing our Howell office in March 2001, at which time we will attempt to renegotiate or sublet this space. In connection with our purchase of Pressroom Online Service, Inc., we assumed approximately 2,500 square feet of office space in Chantilly, Virginia under a lease which expires in 2005. We also lease approximately 5,000 square feet of office space in New Castle, Delaware, which served as the principal offices of Delanet, Inc., which we acquired in June 2000. That lease expires in May 2003. We have since closed our Delaware and Virginia offices, and we are presently in negotiations with the owners of those premises.

     We also lease approximately 2700 square feet of space in Babylon, New York that was assumed in connection with our purchase of PNM Group, Inc. (d/b/a) Planet Media. The aggregate annual rent for the five offices is approximately $424,000.

     We also lease space (typically, less than 100 square feet) in various geographic locations to house the telecommunications equipment for each of our POPs. Leased facilities for POPs have various expiration dates through April 2002. Aggregate annual rentals for POPs are approximately $12,000.

Item 3. Legal Proceedings

     In February 2001, we were served with a complaint filed in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division, by Robert O. Tyler the Trustee in Bankruptcy for Double D Network Services, Inc. entitled Robert O. Tyler, Trustee of Double D Network Services, Inc. v. Frontline Communications Corporation. In that complaint, the Trustee alleges that the Company owes Double D Network Services, Inc. approximately $220,000. The claim is based upon an agreement between the Company and Double D dated July 13, 2000. It is the Company's position that it owes Double D approximately $15,000 under the terms of the agreement. We have not yet answered the Complaint in that action. We do not believe that this proceeding will have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Market Information. Commencing on February 7, 2000 our Common Stock has been listed on the American Stock Exchange ("AMEX") under the symbol "FNT". From May 14, 1998 until February 7, 2000, our Common Stock was traded the NASDAQ SmallCap Market under the symbol "FCCN". The following table sets forth, for the periods indicated, the range of the high and low closing prices for the Common Stock as reported by NASDAQ and AMEX.


Fiscal Year Ended December 31, 1999                         High                Low
-----------------------------------                         ----                ---

First Quarter                                              16.75               5.625

Second Quarter                                             18.065              7.9375

Third Quarter                                              11.375              4.75

Fourth Quarter                                              8.50               3.8125


Fiscal Year Ended December 31, 2000                         High                Low
-----------------------------------                         ----                ---

First Quarter                                               8.00               4.25

Second Quarter                                              4.00               1.125

Third Quarter                                               1.50               1.00

Fourth Quarter                                              1.00                .156


     The number of record holders of our Common Stock was 101 as of March 15, 2001. We believe that there are in excess of 2,300 beneficial owners of our Common Stock.

     Dividend Policy. To date, the Company has not declared or paid any cash dividends on its Common Stock. The payment of dividends on its common stock, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition and other relevant factors such as the rights of holders of capital stock that ranks senior with respect to dividends, such as the Company's Series B Convertible Redeemable Preferred Stock. The Company presently intends to retain all earnings to finance the Company's continued growth and development of its business and does not expect to declare or pay any cash dividends on its common stock in the foreseeable future.

     Holders of the Company's Series B Convertible Redeemable Preferred Stock are entitled to receive annual cumulative dividends of $.60 per share payable semi-annually commencing June 30, 2000. The dividends are paid in cash or in shares of Common Stock, in the Company's discretion. In 2000, we elected to pay the June 30 and December 30 dividends in cash, resulting in a total dividend payment of $337,750.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The Statements contained in this Item 6 and elsewhere in this Form 10-KSB which are not historical facts are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. These "forward looking statements" are subject to a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such risk factors include, but are not limited to, risks associated with the Company's ability to attract and retain new subscribers, ability of the Company to successfully integrate newly acquired subscribers and business entities into its operations, ability to manage any future growth, uncertainties regarding future operating results, risks relating to changes in the market for internet services, regulatory and technological changes, possible inability to protect proprietary rights, changes in consumer preferences and demographics, competition, reliance on telecommunication carriers, ability to expand the Company's network structure, ability to obtain any necessary future financing, unfavorable general economic conditions, uncertainty of customer and supplier plans and commitments and other risks detailed in this report and in the Company's other Securities and Exchange Commission filings. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements, which speak only as of the date they were made. We undertake no obligation to update any forward-looking statements contained in this report.

Overview

     During 2000 and 1999, a significant part of our revenues were derived from providing Internet access services to individuals and businesses. These revenues were comprised principally of recurring revenues from our customer base, leased line connections and various ancillary services. We charge subscription fees, which are billed monthly or quarterly, semi-annually or annually in advance, typically pursuant to pre-authorized credit card accounts. The balance of our revenues during those periods were derived from Web design development and hosting services.

     Monthly subscription service revenue for Internet access is recognized over the period in which services are provided. Fee revenues for website design development and hosting services are recognized as services are performed. Deferred revenue represents prepaid access fees by customers.

Acquisitions

     Acquisitions have historically been an important aspect of our growth strategy. In 2000, the Company acquired substantially all of the assets of The PressRoom Online Services, Application Resources Information Services,

Inc d/b/a Way Communications, The First Street Corporation, Wizardnet, Inc., Delanet, Inc. (internet access service providers) and PNM Group, Inc., a Web design company. In 1999, the Company completed the following acquisitions; Webprime, Inc., a website design, web development and software development firm; Channel iShop.com (now iShopNetworks.com) a company with a marketing concept targeting retail businesses; assets relating to the dial-up internet access customer base and web design and hosting capabilities of United Computer Specialist, Inc; a customer base of DSL customers of Lingua Systems, Inc. d/b/a Fullwave Networks; a customer base of additional dial-up customers of Skyhigh Information Technologies and Fronthost LLC, a company in the business of providing web hosting and design services. We also acquired certain customers of Double D Network Services, Inc. pursuant to an agreement whereby we paid Double D a referral fee for each Double D customer who signed up for our dial-up service.

     All of the acquisitions were accounted for using the purchase method of accounting with the results of each acquisition included in the consolidated financial statements from the respective acquisition date. Our acquisitions resulted in our recording significant intangible assets. As of December 31, 2000, we had $5,623,154 of net intangible assets, which are being amortized over a period of three years. See Note 2 of Notes to Consolidated Financial statements.

Restructuring Program.

     In November 2000, we initiated a Restructuring Program designed to, among other things, reduce our operating losses. The program consists of reductions of personnel, reduction in marketing and promotional expenses, consolidation of certain operations, exit from certain marginal products lines not related to our core business, and closure of regional offices.

     We believe that the Restructuring Program and related cost reductions, will permit the Company to maintain service quality to our customers while our more focused product offering portfolio will enhance the Company's ability to grow our revenue base. To date we have realized significant cost reductions and we hope to reduce additional costs in 2001. However, there can be no assurance that the Restructuring Program will achieve the desired results and that there will not be any disruption of any services or resulting loss of revenues.

Results of Operations

     Comparison of Years ended December 31, 2000 and 1999

Revenues. Revenues increased for the year ended December 31, 2000 by $2,352,103 or 79.1% over the prior year. The increase was attributable mainly to an expanded customer base. The increase in customer base was principally due to acquisitions and due to our marketing efforts.

Cost of Revenues. For the year ended December 31, 2000, cost of revenues increased by $1,244,975 to $3,260,799. As a percentage of revenues, cost of revenues decreased to 61.2% from 67.8%. The absolute dollar increase in cost of revenues was due principally to increased communication and technical personnel expenses incurred to support the increased customer base.

Selling, General and administrative. For the year ended December 31, 2000, selling general and administrative expenses increased by $3,347,837. As a percentage of revenues, selling, general and administrative expenses decreased from 176% in 1999 to 161% in 2000. The absolute dollar increase in selling, general and administrative expenses was attributable mainly to higher costs incurred for advertising, promotion and sales personnel in 2000. The Company incurred approximately $1,000,000 more for marketing activities in 2000 compared to 1999.

Depreciation and Amortization. For the year ended December 31, 2000, depreciation and amortization increased by $1,853,668 to $3,618,041. The increase was due to amortization arising from acquisitions and due to depreciation arising from additional equipment acquired in latter part of 1999 and the year 2000.

Non cash compensation charges. During 2000, we recognized a non cash compensation charge of $63,095 for shares issued in exchange for services from consultants and for shares repurchased from an officer. During 1999, we granted certain employees options to purchase an aggregate of 179,768 shares of common stock, which required stockholder approval prior to issuance. Our stockholders approved the issuance in June 1999, and that approval date is deemed to be the grant date. Since the fair market value of the shares at the grant date exceeded the exercise price, compensation costs of $365,104 were recognized during the year ended December 31, 1999. Non cash compensation charges of $389,116 was also recognized for the year ended December 31, 1999 as a result of warrants and stock options granted to non employees.

Impairment of intangibles.

During the year ended December 31, 2000, due to changes in circumstances, we determined that the carrying amount of intangible assets of our subsidiaries WoWFactor, Inc., Roxy Systems, US Online, Inc., Webspan Communications, iShop Networks, Webprime, Inc., Skyhigh Information Technologies, UCS Web Design, Application Resources Information Services, Inc., and The First Street Corporation was impaired. Accordingly we recorded an impairment charge of $2,300,000 on these assets.

Interest Income. Interest income net of interest expense for 2000 was $247,981 compared to $37,657 for 1999. The increase in interest income was due to investment of unutilized proceeds of our public offering of Series B Convertible Redeemable preferred stock.

Net loss. We incurred significant losses as revenues generated were not sufficient to offset the substantial up-front expenditures and operating costs associated with attracting and retaining additional customers. For the years ended December 31, 2000 and 1999, we incurred a net loss of $12,235,455 and $6,757,258, respectively.

     During 2000, additional dividends (noncash) related to the beneficial conversion feature of the preferred stock of approximately $5,856,000 were recorded as a result of the conversion price of the preferred stock being less than the market price of the common stock at the time of the offering. For the year ended December 31, 2000 the net loss after adjusting for the additional dividends and normal dividends for preferred stock resulted in a net loss of $18,429,702 applicable to common shares.

Liquidity and capital resources.

     Our working capital deficiency at December 31, 2000 was $585,196 compared with a working capital deficiency of $1,640,344 at December 31, 1999. The increase in working capital was due mainly to the receipt of the proceeds from the public sale of the Series B Convertible Redeemable preferred stock in February and March of 2000.

     Our primary capital requirements are to fund acquisition of customer bases and related Internet businesses, install network equipment, and working capital. To date, we have financed our capital requirements primarily through issuance of debt and equity securities. We currently do not have any bank lines of credit. The availability of capital resources is dependent upon prevailing market conditions, interest rates, and our financial condition.

     In February and March 2000, we sold in a public offering 1,137,300 shares of Series B Convertible Redeemable preferred stock at $15 per share and realized net proceeds of approximately $14,404,000. The preferred stock can be converted into common stock at the rate of 3.4 shares of common stock for each share of preferred stock. Preferred stockholders are entitled to receive cumulative annual dividends of $.60 per share payable semi-annually either in cash or shares of common stock at our sole discretion. Further, preferred stockholders are entitled to receive a liquidation preference of $15 per share, plus accrued dividends. We have the option to redeem the preferred stock under certain circumstances.

     In 1999, we purchased equipment in the aggregate amount of $1,376,000 from a major telecommunications manufacturer. The manufacturer had agreed to install, test and provide support to make the equipment functional. The manufacturer had also agreed to provide financing through a lease for $957,000, which would have required the Company to pay $36,000 per month for 30 months commencing with the installation of the equipment. The balance of $419,000 was payable over a period of twelve months commencing with the installation of the equipment. The manufacturer failed to install the equipment and make it functional. In September 2000, we terminated the agreement and the manufacturer accepted the equipment returned by us. Accordingly, equipment, capital lease obligation and accrued costs balances have been adjusted downward by $1,376,000, $957,000 and $419,000, respectively. We believe that based on our current strategy, return of the equipment will not impact our current or future operations.

     Our capital expenditures for 2001 are expected to range between $110,000 to $150,000. Based on current plans, management anticipates that the cash on hand and expected recurring revenues will satisfy the Company's capital requirements through at least the end of 2001. However, our need for additional capital may be affected by the outcome of our efforts to reduce our operating expenses as part of our Restructuring Program. If we are not successful in implementing certain cost cutting measures, we may need additional financing in 2001 to continue operations as currently conducted. We have no available standby sources of financing and there can be no assurance that any additional financing, if required, will be available to us on acceptable terms, or at all.

Item 7. Financial Statements.

     The financial statements appear in a separate section of this report following Part III.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Information regarding the Company's change in accountants may be found in the Company's Form 8-K for the event dated January 10, 2001.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The directors and executive officers of the Company are as follows:

Name                           Age   Position
----                           ---   --------

Stephen J. Cole-Hatchard       43    Chairman of the Board, Chief
                                     Executive Officer and President

Nicko Feinberg                 29    Chief Information Officer,
                                     Executive Vice President of Technology

Vasan Thatham                  43    Vice President and Chief Financial
                                     Officer

Amy Wagner-Mele                32    Executive Vice President,
                                     Secretary and General Counsel

Ronald C. Signore              40    Director

William A. Barron              51    Director, Interim Vice President and
                                     Chief Operating Officer

Stephen D. Crocker             56    Director


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

     Amy Wagner-Mele has been our Executive Vice President and General Counsel since December 1998 and our Secretary since September 1998, and was our Vice President, Secretary and Corporate Counsel from September 1998 to December 1998. From September 1997 to August 1998, Ms. Wagner-Mele was an associate with the law firm of Winston & Strawn. From 1993 to August 1997, Ms. Wagner-Mele was an associate with the law firm of Podvey, Sachs, Meanor, Catenacci, Hildner & Cocoziello, P.C.

     Ronald C. Signore has been one of our directors since December 1997. Mr. Signore has been a partner in the accounting firm of Gray, Signore & Co., LLP for more than the past five years.

     William A. Barron has been one of our directors since January 2000. Prior to retirement, Mr. Barron served as Vice President and Chief Financial Officer of Hudson Technologies, Inc. from July 1996 to March 1997. Prior to that, Mr. Barron was President and Chief Operating Officer for Diagnostek, Inc., a pharmacy benefit management company, from May 1994 to October 1995 and Executive Vice President and Chief Financial Officer for Diagnostek, Inc. from March 1993 to April 1994. During February 2001, as part of the Restructuring Program, Mr. Barron was appointed interim Vice President and Chief Operating Officer of the Company.

     Stephen D. Crocker has been one of our directors since November 2000. Dr. Crocker is one of the original computer scientists credited with the birth of the Internet. Dr. Crocker was a member of the group of UCLA scientists that created ARPANET, and he also invented Requests for Comments (RFC's). In 1994, Dr. Crocker co-founded CyberCash, Inc., and served as its Chief Technical Officer from 1994 to 1998. Since 1999, he has served as the President of Longitude Systems, a company that builds sophisticated modeling, provisioning and other back office software for Internet service providers.

     All directors hold office until the next annual meeting of stockholders for the ensuing year or until their successors have been duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Item 10. Executive Compensation.

     The following table sets forth compensation paid to our Chief Executive Officer and our three other most highly compensated executive officers (each of whom was serving at the end of our fiscal year ended December 31, 2000) during the years ended December 31, 1998, 1999 and 2000, and two former executive officers who resigned in the fourth quarter of 2000. No other executive officer of the Company received aggregate compensation which exceeded $100,000 during the year ended December 31, 2000. We refer to these four executive officers, as well as the two former executives, as our "Named Executives".

Summary Compensation Table

                                                                             Long-term
                                                                             Compensation
                                                                             Awards
                                                                             Securities
Name and                                                   Other Annual      Underlying
Principal Position               Year     Salary   Bonus   Compensation (1)  Options/SAR (#)


Stephen J. Cole-Hatchard         2000   117,692    34,500                       25,000
Chief Executive Officer          1999   115,256         0         0            146,000
                                 1998    34,846         0         0             79,000

Nicko Feinberg                   2000   110,000    24,500                       27,000
Chief Information Officer        1999   108,615         0         0            146,000
                                 1998    79,500         0         0             20,000

Amy Wagner-Mele                  2000   110,000    32,000         0             12,000
Executive Vice President         1999   108,615         0         0             26,000
                                 1998    29,169         0         0             75,000

Vasan Thatham                    2000   110,000    18,500                       12,000
                                 1999    80,769                                 61,000

Michael Olbermann                2000    93,445    16,500    25,000(a)           2,000
                                 1999   108,615         0         0            146,000
                                 1998    95,100         0         0             20,000

Jodie Jackson                    2000   136,791    16,500    26,791(a)           2,000
                                 1999    25,385                                 51,000

(a) Severance paid.

     The following table sets forth information regarding options granted during the year ended December 31, 2000 to our Named Executives:

               Options/SAR Grants in Year Ending December 31,2000

                                                  % of Total
                                Number of Shares  Options/SAR
                                Underlying        Granted to    Exercise
                                Options/SARs      Employees     Price           Expiration
                                Granted           in Year       ($/share)       Date

Stephen J. Cole-Hatchard           25,000         11.28%        $  0.50         11/7/05

Nicko Feinberg                      2,000          0.90%        $  1.44          6/1/05
                                   25,000         11.28%        $  0.50         11/7/05

Amy Wagner-Mele                     2,000          0.90%        $  1.44          6/1/05
                                   10,000          4.52%        $  0.50         11/7/05

Vasan Thatham                       2,000          0.90%        $  1.44          6/1/05
                                   10,000          4.52%        $  0.50         11/7/05

Michael Olbermann                   2,000          0.90%        $  1.44          6/1/05

Jodie Jackson                       2,000          0.90%        $  1.44          6/1/05


     All of the options granted were exercisable at December 31, 2000.

     The following table sets forth information concerning the number of options owned by our Named Executives, the value of any in-the-money unexercised options as of December 31, 2000 and information concerning options exercised by our Named Executives during the year ended December 31, 2000:


                           Aggregated Option Exercises
                         And Year-End Option/SAR Values

                                                              Number of Securities
                                                              Underlying                    Value of Unexercised
                           Shares                             Unexercised                   In the money
                           Acquired         Value             Options/SAR's                 Options/SAR's
                           On Exercise      Realized ($)      at 12/31/2000                 at 12/31/2000

                                                              Exercisable  Un-exercisable   Exercisable Un-exercisable

Stephen J. Cole Hatchard         0              0               249,000         1,000           $ 0     $ 0

Nicko Feinberg                   0              0               192,000         1,000           $ 0     $ 0

Amy Wagner-Mele                  0              0                97,000         1,000           $ 0     $ 0

Vasan Thatham                    0              0                72,000         1,000           $ 0     $ 0

Michael Olbermann                0              0               167,000         1,000           $ 0     $ 0

Jodie Jackson                    0              0                52,000         1,000           $ 0     $ 0


     The year-end values for unexercised in-the-money options represent the positive difference between the exercise price of the options and the year-end market value of our common stock. An option is "in-the-money" if the year-end fair market value of our common stock exceeds the option exercise price. The closing sale price of our common stock on December 28, 2000 was $.188. The value realized represents the positive spread between the exercise price of the exercised options and the market price of our common stock on the date of exercise.

Employment Agreements

     We have entered into employment agreements with Messrs. Feinberg and Cole-Hatchard that provide for an annual base compensation of not less than $88,000 and $45,000, respectively, and such bonuses as the Board of Directors may, in its sole discretion, from time to time determine. We entered into an employment agreement with Amy Wagner-Mele pursuant to which Ms. Wagner-Mele agreed to serve as Corporate Counsel at a salary of not less than $98,000 per annum. The employment agreements with Messrs. Feinberg and Cole-Hatchard expire in August 2001, and the employment agreement with Ms. Wagner-Mele expires in September 2001. All are subject to automatic successive one year renewals unless either we or the employee gives notice of intention not to renew the agreement. With the exception of Mr. Cole-Hatchard, the employment agreements provide for employment on a full-time basis and contain a provision that the employee will not compete or engage in a business competitive with our current or anticipated business during the term of the employment agreement and for a period of two years thereafter. We have entered into a month-to-month employment agreement with Mr. Thatham that provides for a base salary at a rate of $95,000 per year.

     All of the employment agreements provide for each of the employees to be paid additional compensation equal to 295% of their annual base salary in the event of a change of ownership or effective control of our company (as defined in the agreements). In November 2000, the employment agreements with Messrs. Olbermann and Jackson were terminated by mutual agreement.

1997 Stock Option Plan

     In February 1997, our Board of Directors and stockholders adopted our 1997 Stock Option Plan, pursuant to which 500,000 shares of common stock were reserved for issuance upon exercise of options. In June 2000, the Board of Directors and our stockholders approved an amendment to increase to 2,000,000 the number of shares of common stock available for issuance upon exercise of options under the stock option plan. Our stock option plan is designed to serve as an incentive for retaining qualified and competent employees, directors and consultants.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information, as of March 15, 2001 relating to the beneficial ownership of shares of Common Stock by: (i)
each person or entity who is known by the Company to own beneficially five percent or more of the outstanding Common Stock; (ii) each of the Named Executives; (iii) each of the Company's directors; and (iv) all directors and executive officers of the Company as a group.

     Unless otherwise indicated, the address of each beneficial owner is care of Frontline Communications Corporation, One Blue Hill Plaza, 7th Floor, Pearl River, New York 10965. Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of common stock that they beneficially own.

                                      Number of
Name of Beneficial Owner              Beneficially Owned (1)    Percentage

Nicko Feinberg                          454,000 (2)             6.6%
Stephen J. Cole-Hatchard                511,510 (3)             7.4%
Ronald Signore                          119,864 (4)             1.8%
William Barron                           39,680 (5)             0.6%
Steve Crocker                            25,000 (6)             0.4%
Amy Wagner-Mele                         103,000 (7)             1.5%
Vasan Thatham                            78,000 (8)             1.2%
As Directors and Executive
Officers as a group (seven persons)   1,331,054 (9)            17.8%


     (1) The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

     (2) Includes options to purchase 192,000 shares of Common Stock.

     (3)  Includes  144,000  shares  held by the  Cole-Hatchard  Family  Limited
Partnership, of which Mr. Cole-Hatchard is a general partner, options to purchase 249,000 shares of Common Stock and 5,150 shares of Series B convertible into 17,510 shares of Common Stock. Does not include 20,000 shares held by Mr. Cole-Hatchard's mother and brother and warrants to purchase 64,000 shares held by Mr. Cole-Hatchard's mother.

     (4) Includes warrants to purchase 41,664 shares of Common Stock and options to purchase 75,000 shares of Common Stock.

     (5) Includes options to purchase 35,000 shares of Common Stock and 200 Shares of Series B Preferred convertible into 680 shares of Common Stock.

     (6) Includes options to purchase 25,000 shares of Common Stock.

     (7) Includes options to purchase 97,000 shares of Common Stock.

     (8) Includes options to purchase 72,000 shares of Common Stock.

     (9) Includes options and warrants to purchase 625,664 shares of Common Stock and 5,350 shares of Series B Preferred convertible into 18,190 shares of Common Stock.

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

     In June 1999, Amy Wagner-Mele, an officer of the Company, exercised options to purchase 15,000 shares of our common stock pursuant to our stock option plan with a secured promissory note in the principal amount of $37,500. In December 2000, the Board of Directors agreed to repurchase the 15,000 shares held by Ms. Wagner-Mele for the sum of $37,500, which sum was utilized to satisfy all amounts due and owing under the note. The fair market value of the shares repurchased was $3,750.

     In, 1999, the Company's Board of Directors passed a resolution whereby $168,000 of notes payable to Messrs. Cole-Hatchard and Feinberg were offset with $168,000 of notes receivable from these same stockholders.

Item 13. Exhibits, Lists and Reports on Form 8-K.

     (a)  Exhibits

          3.1  Certificate of Incorporation of the Company.+

          3.2 Certificate of Amendment of the Certificate of Incorporation of the Company.++++++

          3.3 Certificate of Amendment of the Certificate of Incorporation of the Company.*

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

          10.20 Office Lease between Registrant and Glorious Sun Robert Martin LLC.+

          10.21 Amendment No. 1 to Office Lease.*

          10.22 Amendment No. 2 to Office Lease.*

          10.23 Promissory Note of Amy Wagner-Mele dated as of June 1, 1999.*

          10.24 Underwriting Agreement dated February 7, 2000 by and between the Company and Prime Charter, Ltd.*

          10.25 Asset Purchase Agreement dated June 20, 2000 among Frontline Communications Corp., Delanet, Inc., Michael Brown and Donald McIntire.**

          21.1  Subsidiaries of the Company.

          23.1  Consent of Goldstein Golub and Kessler LLP.

          23.2  Consent of BDO Seidman, LLP.


(Footnotes from previous page)

- --------------

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

     ** Incorporated by reference to the applicable exhibit contained in the Company's Current Report on Form 8-K dated June 20, 2000.

     (b) Reports on Form 8-K filed during the quarter ended December 31, 2000:

     Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly signed this report on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2001.

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

Signature                        Title                                          Date

/s/ STEPHEN J. COLE HATCHARD     Chief Executive Officer, President,            March 28, 2001
----------------------------     and Director (Principal Executive Officer)
  Stephen J. Cole-Hatchard

/s/ NICKO FEINBERG               Chief Information Officer, Executive           March 28, 2001
-------------------              Vice President of Technology and Director
  Nicko Feinberg

/s/ VASAN THATHAM                Chief Financial Officer                        March 28, 2001
------------------               Executive Vice President
  Vasan Thatham

/s/ AMY WAGNER-MELE              Executive Vice President, Secretary            March 28, 2001
--------------------             and General Counsel
  Amy Wagner-Mele

/s/ STEPHEN D. CROCKER           Director                                       March 28, 2001
----------------------
  Stephen D. Crocker

/s/ RONALD C. SIGNORE            Director                                       March 28, 2001
----------------------
  Ronald C. Signore

/s/ WILLIAM A. BARRON            Director                                       March 28, 2001
---------------------
  William A. Barron

FRONTLINE COMMUNICATIONS
CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------







Independent Auditors' Reports                                  F-1 - F-2


Consolidated Financial Statements:

   Balance Sheet                                                  F-3
   Statement of Operations                                        F-4
   Statement of Stockholders' Equity                              F-5
   Statement of Cash Flows                                     F-6 - F-7
   Notes to Consolidated Financial Statements                  F-8 - F-19

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Frontline Communications Corporation

     We have audited the accompanying consolidated balance sheet of Frontline Communications Corporation and Subsidiaries (the "Company") as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 28, 2001

INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Frontline Communications Corporation

We have audited the consolidated statements of operations, stockholders' equity and cash flows of Frontline Communications Corporation and subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Frontline Communications Corporation and its cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

New York, New York
February 25, 2000

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------
December 31, 2000
--------------------------------------------------------------------------------

ASSETS

Current:
  Cash and cash equivalents                        $    781,082
  Marketable securities                               1,808,210
  Accounts receivable, less
    allowances for doubtful
     accounts of $251,587                               576,824
  Prepaid expenses and other                            126,698
---------------------------------------------------------------
      Total current assets                            3,292,814

Property and Equipment, net                           2,041,010

Intangibles, net                                      5,623,154

Other                                                   116,090

---------------------------------------------------------------
      Total Assets                                 $ 11,073,068
===============================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                 $    668,052
  Accrued expenses                                    1,756,727
  Current portion of long-term debt                     363,027
  Deferred revenue                                    1,090,204

---------------------------------------------------------------
      Total current liabilities                       3,878,010

Long-term Debt, less current portion                  1,438,459

---------------------------------------------------------------
      Total liabilities                               5,316,469
---------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock - $.01 par value;
   authorized 2,000,000 shares, issued and
   outstanding 597,800 shares (liquidation
   preference of $8,967,000)                              5,978
  Common stock - $.01 par value; authorized
   25,000,000 shares, issued 7,164,793 shares            71,648
  Additional paid-in capital                         35,570,119
  Accumulated deficit                               (29,030,607)
---------------------------------------------------------------

                                                      6,617,138

  Treasury stock, at cost, 609,846 shares              (860,539)

---------------------------------------------------------------
      Stockholders' equity                            5,756,599

---------------------------------------------------------------
      Total Liabilities and Stockholders' Equity   $ 11,073,068
===============================================================


                                  See Notes to Consolidated Financial Statements

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                                            CONSOLIDATED STATEMENT OF OPERATIONS
------------------------------------------------------------------------------------------------

Year ended December 31,                                                     2000            1999
------------------------------------------------------------------------------------------------

Revenue                                                             $  5,327,316    $  2,975,213
------------------------------------------------------------------------------------------------

Costs and expenses:
  Cost of revenue                                                      3,260,799       2,015,824
  Selling, general and administrative                                  8,583,548       5,235,711
  Depreciation and amortization                                        3,618,041       1,764,373
  Impairment of intangibles                                            2,285,269            --
  Noncash compensation charge                                             63,095         754,220

------------------------------------------------------------------------------------------------
                                                                      17,810,752       9,770,128
------------------------------------------------------------------------------------------------

  Loss from operations                                               (12,483,436)     (6,794,915)

Other income (expense):
  Interest income                                                        408,356          82,411
  Interest expense                                                      (160,375)        (44,754)
------------------------------------------------------------------------------------------------


Net loss                                                             (12,235,455)     (6,757,258)

Beneficial conversion feature of Series B preferred stock              5,856,497            --

Preferred dividends                                                      337,750            --

------------------------------------------------------------------------------------------------
Net loss available to common shareholders                           $(18,429,702)   $ (6,757,258)
================================================================================================

Loss per share - basic and diluted                                  $      (3.25)   $      (1.90)
================================================================================================

Weighted-average number of shares outstanding - basic and diluted      5,676,129       3,550,231
================================================================================================

                                  See Notes to Consolidated Financial Statements

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

Years ended December 31, 2000 and 1999


                                                                                                                  Additional
                                                            Preferred Stock                Common Stock             Paid-in
                                                        Shares          Amount         Shares          Amount       Capital
                                                      ---------       ---------       ---------      ---------   ------------

Balance at December 31, 1998                               10              --         3,361,364      $  33,614   $  9,121,533

Private sale of common stock and
 related repricing                                         --              --           739,605          7,396      3,787,604

Common stock issued to acquire businesses                  --              --           120,039          1,200      1,126,901

Exercise of stock options and warrants                     --              --           158,616          1,586        358,334

Conversion Series A preferred stock                       (10)             --            98,462            985           (985)

Common stock options and common stock issued
 for services                                              --              --             5,974             60        754,160

Net loss                                                   --              --              --             --             --
-----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                               --              --         4,484,060         44,841     15,147,547

Public offering of Series B preferred stock, net      1,137,300       $  11,373            --             --       14,392,187

Purchase of treasury stock, at cost
 (378,326 shares)                                          --              --              --             --             --

Common stock issued for services                           --              --             9,094             91         29,254

Exercise of stock options and warrants                     --              --             2,500             25           --

Conversion of Series B preferred stock                 (539,500)         (5,395)      1,834,300         18,343        (12,948)

Beneficial conversion feature of Series B
 preferred stock                                           --              --              --             --        5,856,497

Dividends on preferred stock                               --              --              --             --             --

Payments for repricing rights                              --              --           465,961          4,659       (470,019)

Common stock issued to acquire businesses                  --              --           368,878          3,689        627,601

Net loss                                                   --              --              --             --             --
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                            597,800       $   5,978       7,164,793      $  71,648   $ 35,570,119
=============================================================================================================================



                                                       Accumulated        Stock,            Note          Equity
                                                         Deficit          at Cost         Receivable    (Deficiency)
                                                      ------------       ----------       ----------   -------------

Balance at December 31, 1998                          $ (3,843,647)    $ (264,113)            --       $ 5,047,387

Private sale of common stock and
 related repricing                                            --              --              --         3,795,000

Common stock issued to acquire businesses                     --              --              --         1,128,101

Exercise of stock options and warrants                        --              --         $ (37,500)        322,420

Conversion Series A preferred stock                           --              --              --              --

Common stock options and common stock issued
 for services                                                 --              --              --           754,220

Net loss                                                (6,757,258)           --              --        (6,757,258)
------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                           (10,600,905)       (264,113)        (37,500)      4,289,870

Public offering of Series B preferred stock, net              --              --              --        14,403,560

Purchase of treasury stock, at cost
 (378,326 shares)                                             --          (596,426)         37,500        (558,926)

Common stock issued for services                              --              --              --            29,345

Exercise of stock options and warrants                        --              --              --                25

Conversion of Series B preferred stock                        --              --              --              --

Beneficial conversion feature of Series B
 preferred stock                                        (5,856,497)           --              --              --

Dividends on preferred stock                              (337,750)           --              --          (337,750)

Payments for repricing rights                                 --              --              --          (465,360)

Common stock issued to acquire businesses                     --              --              --           631,290

Net loss                                               (12,235,455)           --              --       (12,235,455)
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                          $(29,030,607)      $ (860,539)      $  - 0 -    $ 5,756,599
==================================================================================================================


                 See Notes to Consolidated Financial Statements

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                                            CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------------
Year ended December 31,                                      2000              1999
--------------------------------------------------------------------------------------

Cash flows from operating activities:

  Net loss                                                $(12,235,455)   $ (6,757,258)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                            3,618,041       1,764,373
    Noncash compensation charge                                 63,095         754,220
    Impairment of intangibles                                2,285,269            --
    Allowance for doubtful accounts                               --            81,429
    Changes in operating assets and liabilities,
     net of effects from acquisitions:
      Increase in marketable securities                     (1,808,210)           --
      Increase in accounts receivable                          (83,540)       (366,438)
      Increase in notes receivable from stockholders              --           (24,800)
      Increase in prepaid expenses and other                    (4,390)        (64,027)
      Increase in other assets                                  (7,352)       (267,556)
      Increase in accounts payable and accrued expenses        120,973       1,234,117
      Decrease in deferred revenue                            (127,328)        (12,658)
--------------------------------------------------------------------------------------
          Net cash used in operating activities             (8,178,897)     (3,658,598)
--------------------------------------------------------------------------------------

Cash flows from investing activities:

  Acquisition of property and equipment                       (353,727)       (915,411)
  Acquisition of businesses, net of cash acquired           (3,767,447)       (816,228)
--------------------------------------------------------------------------------------
          Net cash used in investing activities             (4,121,174)     (1,731,639)
--------------------------------------------------------------------------------------

Cash flows from financing activities:

  Proceeds from exercise of stock options and warrants            --           322,420
  Proceeds from sale of common stock                              --         3,795,000
  Principal payments on long-term debt                        (735,839)       (106,704)
  Proceeds from public offering of preferred stock          14,597,588            --
  Payments for repricing rights                               (465,360)           --
  Dividends paid                                              (337,750)           --
  Payments to acquire treasury stock                          (592,676)           --
--------------------------------------------------------------------------------------
          Net cash provided by financing activities         12,465,963       4,010,716
--------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents           165,892      (1,379,521)

Cash and cash equivalents at beginning of year                 615,190       1,994,711
--------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                  $    781,082    $    615,190
======================================================================================
Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $    160,375    $     44,639
======================================================================================

                                                                     (continued)

                                  See Notes to Consolidated Financial Statements

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                                            CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------

Year ended December 31,                                       2000            1999
-------------------------------------------------------------------------------------

Supplemental schedule of noncash investing and financing activities:

  Common stock issued (returned) for stockholder loan     $   (37,500)    $    37,500
=====================================================================================

  Capital lease obligations incurred                      $   127,747     $ 1,432,568
=====================================================================================

  Termination of capital lease:
    Equipment returned                                    $ 1,376,037             --
=====================================================================================

    Capital lease obligation                              $   957,327             --
=====================================================================================

    Accrued expenses                                      $   418,710             --
=====================================================================================

  Common stock issued to acquire businesses               $   631,290     $ 1,128,101
=====================================================================================

  Notes payable to stockholders offset
   with notes receivable from stockholders                        --      $   168,600
=====================================================================================

  Notes payable issued in connection
   with business acquisitions                             $ 1,093,857     $   425,000
=====================================================================================

                                  See Notes to Consolidated Financial Statements

                          FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          Frontline Communications Corporation ("Frontline" or the "Company") is an Internet company that offers Internet access, Web site development and Internet presence services.

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

          In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. Many of the Company's estimates and assumptions used in the financial statements are related to the Company's industry which is subject to rapid technological change. It is reasonably possible that changes may occur in the near term that would affect management's estimates with respect to the carrying values of property and equipment and intangibles.

          Monthly subscription service revenue for Internet access is recognized over the period in which services are provided. Fee revenue for Web site development and Internet Web site presence services are recognized as services are performed. Deferred revenue represents prepaid access fees by subscribers.

          Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed over the estimated useful lives of the assets using the straight-line method.

          The following estimated useful lives are applied in the computation of depreciation and amortization:

                                                                        Years
     ------------------------------------------------------------------------
          Computer and office equipment                                3 to 5
          Furniture and fixtures                                            5
          Leasehold improvements                                   Lease term
     ------------------------------------------------------------------------


          Intangible assets include goodwill (the excess of the cost of purchased businesses over the fair value of the net assets acquired) and purchased customer bases. Amortization is computed using the straight-line basis over three years, the expected benefit period.

          Long-lived assets, such as property and equipment, intangibles and customer bases, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. During the year ended December 31, 2000, goodwill and purchased customer bases were written down by $2,285,269 due to impairment of such assets. No write-down was necessary for the year ended December 31, 1999.

                          FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


          Deferred income taxes are provided on differences between the financial reporting and income tax bases of assets and liabilities based upon statutory tax rates enacted for future periods. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

          Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, marketable securities and trade accounts receivable. The Company's cash investments are placed with high credit quality financial institutions and may, at times, exceed the amount of federal deposit insurance. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base.

          The Company considers all highly liquid money market instruments purchased with an original maturity of three months or less to be cash equivalents.

          Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company adopted the employee stock-based compensation provisions of SFAS No. 123 by disclosing the pro forma net income and pro forma net income or loss per share amounts assuming the fair value method. Stock arrangements with nonemployees, if applicable, are recorded at fair value.

          All costs  associated  with  advertising  services are expensed in the
     period  incurred.   Advertising  expense  was  approximately  $840,000  and
     $282,000 for the years ended December 31, 2000 and 1999, respectively.

          The Company follows SFAS No. 128, Earnings per Share, which provides for the calculation of "basic" and "diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur through the effect of common shares issuable upon exercise of stock options and warrants and convertible securities. Potential common shares have not been included in the computation of diluted EPS since the effect would be antidilutive.

          The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

2.   ACQUISITION OF BUSINESSES:

     At December 31, 2000, intangibles were as follows:

                                                                  Customer
                                                  Goodwill          Bases             Total
     ----------------------------------------------------------------------------------------
               Intangibles                      $   723,645      $ 6,136,759      $ 6,860,404
               Less accumulated amortization        (60,304)      (1,176,946)      (1,237,250)
     ----------------------------------------------------------------------------------------
                                                $   663,341      $ 4,959,813      $ 5,623,154
     ========================================================================================

                          FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     During 2000, the Company acquired substantially all of the assets of The PressRoom Online Services, Application Resources Information Services, Inc. d/b/a Way Communication, The First Street Corporation, Wizardnet, Inc. (all Internet service providers) and PNM Group, Inc., a web development company. The aggregate consideration for these acquisitions consisted of approximately $1,694,000 cash (including transaction-related costs), 168,878 shares of common stock (approximately $369,000) and $365,000 in promissory notes. In addition, if certain performance criteria are met during the 24-month period ending October 31, 2002, the former stockholders of PNM Group Inc. are entitled to a contingent payment of up to $800,000 in cash and promissory notes.

     During 2000, the Company also acquired substantially all of the assets of Delanet, Inc. ("Delanet"), an Internet service provider, in consideration of $2,100,000 in cash (including transaction-related costs), assumption of approximately $1,354,000 of liabilities, 200,000 shares of common stock (approximately $321,000) and promissory note in the principal amount of approximately $729,000. This acquisition resulted in the recording of approximately $4,034,000 of intangible assets.

     All of the 2000 acquisitions were accounted for using the purchase method of accounting with the results of operations of each acquisition included in the consolidated financial statements from the respective acquisition date. The acquisitions resulted in the recording of intangibles of approximately $6,802,000 and are being amortized over the expected benefit period of three years.

     A summary of the assets acquired, liabilities assumed and the resulting intangible assets are as follows:

          Purchase price                                             $5,299,000
          Acquisition costs                                             220,000
     --------------------------------------------------------------------------
                                                                      5,519,000
     --------------------------------------------------------------------------
          Assets acquired                                               733,000
          Liabilities assumed                                         2,016,000
     --------------------------------------------------------------------------
                                                                      1,283,000
     --------------------------------------------------------------------------
                  Intangible assets                                  $6,802,000
     ==========================================================================

          During  1999,  the  Company  completed  the  following   acquisitions:
     WebPrime, Inc. ("Webprime"), a Web site design, web development and software development firm; Channel iShop.com (now iShopNetworks.com) ("I-Shop"), a company with a marketing concept targeting retail businesses (disposed in 2001 - see Note 11); assets relating to the dial-up Internet access customer base and web design and hosting capabilities of United Computer Specialists, Inc. ("UCS"); a customer base of additional DSL customers of Lingua Systems, Inc. d/b/a/ Fullwave Networks; a customer base of additional dial-up customers of Skyhigh Information Technologies ("Skyhigh"); and Fronthost, LLC, a company in the business of providing web hosting and design services. The aggregate consideration for these acquisitions  consisted  of $478,000  cash  (including

                          FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


     transaction-related costs), 120,039 shares of common stock (approximately $1,128,000) and $425,000 in noninterest-bearing promissory notes.

          All of the 1999 acquisitions were accounted for using the purchase method of accounting with the results of operations of each acquisition included in the consolidated financial statements from the respective acquisition date. The acquisitions resulted in the recording of intangible assets of approximately $2,081,000, which are being amortized over their expected benefit period of three years.

          During  the  year  ended   December  31,  2000,   due  to  changes  in
     circumstances, the Company determined that the carrying amount of intangible assets of WoWFactor(TM), Inc., Magic Carpet, US Online, Inc., Webprime, I-Shop, Skyhigh, Way and First Street was impaired. Accordingly, the Company recorded an impairment charge of approximately $2,300,000 on these assets.

          The following pro forma consolidated financial information has been prepared to reflect the 2000 and 1999 acquisitions. The pro forma financial information is based on the historical financial statements of the Company and those of the acquired businesses. The accompanying pro forma operating statements are presented as if the acquisitions occurred on January 1, 1999. The pro forma financial information is unaudited and is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisitions had been completed as of January 1, 1999, and neither is it necessarily indicative of the results of operations for future periods.

          Year ended December 31,                                2000             1999
          ----------------------------------------------------------------------------
          Revenue                                        $  7,606,595     $  6,307,608
          Net loss                                        (19,676,989)      (9,699,774)
          Net loss per share - basic and diluted                (3.35)           (2.48)
          ----------------------------------------------------------------------------


     The above unaudited pro forma consolidated financial information has been adjusted to reflect amortization of intangibles as generated by the acquisitions over a three-year period.

3.   MARKETABLE SECURITIES:

     The Company accounts for marketable securities under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its entire investment portfolio as trading securities. Trading securities are stated at fair value with unrealized gains and losses included in the statement of operations. The cost of securities is based on the specific-identification method. Unrealized gains and losses are not material at December 31, 2000. Quoted market prices have been used in determining the fair value of these investments. Trading securities at December 31, 2000 consisted of U.S. government obligations, maturing within one year, with a fair value at $1,808,210.

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

4.   PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:


         December 31, 2000
         ------------------------------------------------------------------------------
         Computer and office equipment                                       $2,786,073
         Furniture and fixtures                                                  81,806
         Leasehold improvements                                                 206,372
         ------------------------------------------------------------------------------
                                                                              3,074,251
         Less accumulated depreciation and amortization                      (1,033,241)
         ------------------------------------------------------------------------------
                                                                             $2,041,010
         ==============================================================================


5.   ACCRUED EXPENSES:

     Accrued expenses consist of the following:

          Accrued Internet connection and telephone                          $  450,899
          Lease cancellations and related costs                                 406,330
          Accrued equipment installation costs                                  235,988
          Accrued professional fees                                             213,564
          Accrued wages and salaries                                            157,591
          Other                                                                 292,355
         ------------------------------------------------------------------------------
                                                                             $1,756,727
         ==============================================================================


6.   LONG-TERM DEBT:


     Long-term debt consists of the following:


         Present value of net minimum lease payments (a)                     $  687,979
         Promissory notes payable (b)                                         1,044,892
         Mortgage payable (c)                                                    68,615
         ------------------------------------------------------------------------------
                                                                              1,801,486
         ------------------------------------------------------------------------------
         Less:
           Current portion of present value of net minimum lease payments       346,035
           Current portion of mortgage and promissory notes payable              16,992
         ------------------------------------------------------------------------------
                                                                                363,027
         ------------------------------------------------------------------------------
                                                                             $1,438,459
         ==============================================================================


(a) The Company leases computer and other equipment under capital leases. The assets acquired under capital leases have a cost of approximately $1,281,000 and accumulated depreciation of approximately $340,000 as of December 31, 2000.

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


     The following is a schedule of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments at December 31, 2000.

          Payments for the year ending:

                    2001                                        $432,420
                    2002                                         271,239
                    2003                                         112,798
                    2004                                           3,543
                    ----------------------------------------------------
                    Total minimum lease payments                 820,000
                    Less amount representing interest            132,021
                    ----------------------------------------------------
                    Present value of net minimum lease payments  687,979
                    Less current portion                         346,035
                    ----------------------------------------------------
                           Long-term lease obligations          $341,944
                    ====================================================


(b) Promissory notes, issued as part of business acquisition costs, are made up of the following:

     i.   A  noninterest-bearing   promissory  note having a balance of $16,292,
          consisting of three remaining monthly payments of $5,431 each, ending in March 2001.

     ii. A promissory note in the principal amount of $728,600. The promissory note bears interest at 4% and is payable in June of 2003. The Company has the option to convert the principal amount due under the promissory note to shares of its common stock at a conversion price of $8 per share (significantly greater than the market value of the common stock at the acquisition date), under certain circumstances, as defined in the acquisition agreement.

     iii. A promissory note in the principal amount of $300,000. The promissory note bears interest at 3% and is payable in September of 2003. The Company has the option of converting the principal amount due under the promissory note to shares of its common stock at a conversion price of $6 per share (significantly greater than the market value of the common stock at the acquisition date), under certain circumstances, as defined in the acquisition agreement.

(c)  Mortgage   payable,   secured  by  property,   payable  in  equal   monthly
     installments of $514, including interest at 8% per year, through September 2003, with the balance of approximately $66,500 due September 2003.

     Maturities of long-term debt are as follows:

         Year ending December 31,

                    2001               $  363,027
                    2002                  234,920
                    2003                1,200,103
                    2004                    3,436

                    -----------------------------
                                       $1,801,486
                    =============================


          The carrying amount of the Company's long-term debt approximates fair value using the Company's estimated incremental borrowing rate.

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


     In 1999, the Company purchased equipment in the aggregate amount of $1,376,000 from a major telecommunications manufacturer. The manufacturer had agreed to install, test and provide support to make the equipment functional. The manufacturer had agreed to provide financing through a lease for $957,000 which would have required the Company to pay $36,000 per month for 30 months commencing with the installation of the equipment. The balance of $419,000 was payable over a period of 12 months from installation of the equipment. The manufacturer failed to install the equipment and make it functional. In September 2000, the Company terminated the agreement and the manufacturer has accepted equipment returned by the Company. Accordingly, equipment, capital lease obligation and accrued cost balances have been reduced by $1,376,000, $957,000 and $419,000, respectively. The management believes that, based on the Company's current strategy, return of the equipment will not impact its current or future operations.


7.   COMMITMENTS AND CONTINGENCIES:


     The Company rents office space and equipment under operating lease agreements expiring at various dates through 2005.

     Future  minimum  rental  payments   required  under  operating  leases  are
     approximately as follows:

              2001                     $  509,000
              2002                        472,000
              2003                        417,000
              2004                        278,000
              2005                         12,000

                                       ----------
                                       $1,688,000

                                       ==========

     Rental expense was approximately $409,000 and $248,000 for the years ended December 31, 2000 and 1999, respectively.

     The Company has entered into three-year employment agreements with certain officers and employees which provide for aggregate annual base compensation of approximately $429,000, and such bonuses as the board of directors may, in its sole discretion, from time to time determine. These employment agreements expire through September 2001.

     In connection with the Company's lease for its main office space, the Company has opened an irrecoverable letter of credit with a bank for approximately $65,000 in lieu of a security deposit.

     The Company is involved in various claims and legal actions arising from the ordinary course of business. The Company's management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company.

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


8.   STOCK OPTIONS:

     The Company has a stock option plan (the "Plan"), which authorizes the issuance of incentive options and nonqualified options to purchase up to 2,000,000 shares of common stock. The Plan has a 10-year term. The Board retained the authority to determine the individuals to whom, and the times at which, stock options would be granted, along with the number of shares, vesting schedule and other provisions related to the stock options.

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations by recording compensation expense for the excess of fair market value over the exercisable price per share, as of the date of the grant, in accounting for its stock options. During 1999, the Company granted to certain employees options to purchase an aggregate amount of 179,768 shares of its common stock, which required shareholder approval prior to its issuance. The shareholders approved the issuance in June 1999 and, accordingly, the approval date is deemed to be the grant date at which date the aggregate fair value of these shares exceeded the fair value at the date of issuance by $365,104. The noncash compensation charge of $754,220 includes the $365,104 and $389,116 representing the fair value of services received by the Company in exchange for stock options and warrants granted and shares of common stock issued to consultants.

     SFAS No. 123 requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value-based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the date of the grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for options in 2000 and 1999:

                                                 2000                1999
                                            --------------      --------------
          Risk-free interest rate           5.78% to 7.15%      4.50% to 6.14%
          Expected life                            5 years             5 years
          Expected volatility                       168.7%              97.50%
          Dividend yield                              None                None

     Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                   2000              1999
                                                             --------------     --------------
          Net loss available to common shareholders:

            As reported                                      $  (18,429,702)    $   (6,757,258)
            Pro forma                                           (19,858,249)        (9,575,653)
          Net loss per share (basic and diluted):

            As reported                                               (3.25)             (1.90)
            Pro forma                                                 (3.50)             (2.70)

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


          A summary of the status of the Company's stock option plan as of December 31, 2000 and 1999, and changes during the years ended on those dates, is presented below:


          December 31,                                      2000                     1999
-----------------------------------------------------------------------------------------------
                                                          Weighted-                  Weighted-
                                                          average                    average
                                                          Exercise                   Exercise
                                             Shares       Price         Shares       Price
                                           ---------      --------   ---------      --------
     Outstanding at beginning of year      1,327,868      $   4.71     583,000      $   2.73
     Granted                                 221,600          1.06     916,868          5.57
     Exercised                                (2,500)         2.50    (152,000)         2.48
     Forfeited                              (199,200)         2.05     (20,000)         2.50
     ---------------------------------------------------------------------------------------
     Outstanding at end of year            1,347,768      $   4.19   1,327,868      $   4.71
     =======================================================================================
     Options exercisable at year-end       1,304,969      $   3.98     885,601      $   4.44
     =======================================================================================
     Weighted-average fair value of
      options granted during the year           --        $   1.00        --        $   4.58
     =======================================================================================


               The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                          Options Outstanding          Options Exercisable
                                          -------------------          -------------------
                                                Weighted-
                                 Number          average     Weighted-      Number      Weighted-
                             Outstanding at     Remaining     average   Exercisable at   average
          Range of            December 31,     Contractual   Exercise    December 31,   Exercise
          Exercise Prices         2000            Life         Price         2000        Price
-------------------------------------------------------------------------------------------------

          $0.50 to $1.50         196,400          4.8         $ 0.72        196,400     $ 0.73
          $1.50 to $3.00         246,600          2.4         $ 2.37        246,600     $ 2.37
          $3.00 to $4.50         107,000          2.9         $ 3.66        107,000     $ 3.66
          $4.50 to $6.00         658,000          3.9         $ 5.17        626,867     $ 5.17
          $6.00 to $8.50         139,768          3.1         $ 6.60        128,102     $ 6.47
          --------------       ---------          ---         -------      ---------    -------
                               1,347,768                                  1,304,969
                               =========                                  =========

9.   CAPITAL STOCK:

     In June 1999, the Company's shareholders approved an amendment to the Certificate of Incorporation of the Company increasing the number of authorized shares of common stock to 25,000,000.

     In January 2000, the Company's shareholders approved an amendment to the Certificate of Incorporation of the Company increasing the number of authorized shares of preferred stock to 2,000,000.

     In 1999, the Company sold through private placements 499,889 shares of its common stock to two investors for an aggregate price of $4,250,000 with net proceeds to the Company of $3,795,000. The Company issued warrants to purchase 68,175 shares of common stock at prices ranging from $5.23 to $13.85

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


     per share. The Company had granted the investors repricing and redemption rights based on the future market price of its common shares. In March 2000, the Company issued 65,961 shares of common stock pursuant to the repricing rights. In May 2000, the Company acquired 16,312 shares of common stock for $34,663 from the private investors. In addition, the Company paid $165,359 for repricing rights, which has been charged to additional paid-in capital. In September 2000, the Company entered into an agreement with the two private investors whereby the Company agreed to pay $300,000 in cash and issue 400,000 shares of common stock to resolve certain issues of interpretation that arose out of redemption and repricing rights. This agreement eliminated any additional rights the parties had for additional common stock or cash under the original agreement. The amount paid pursuant to the agreement has been charged to additional paid-in capital.

     In 1999, an officer of the Company exercised options granted under the Company's stock option plan and acquired 15,000 shares for $37,500. The payment was made by an interest-bearing secured promissory note. In 2000, the Company acquired 15,000 shares back from the officer and canceled the promissory note. $33,750, representing the difference between fair market value of the shares and the consideration paid to reacquire the shares, was charged as noncash compensation.

     In February and March 2000, the Company sold in a public offering 1,137,300 shares of Series B Convertible Redeemable preferred stock at $15 per share and realized net proceeds of approximately $14,404,000. Approximately $194,000 of the offering costs were incurred in 1999. The preferred stock can be converted into common stock at the rate of 3.4 shares of common stock for each share of preferred stock. Preferred stockholders are entitled to receive cumulative annual dividends of $.60 per share payable semiannually either in cash or shares of the Company's common stock at the sole discretion of the Company. Further, preferred stockholders are entitled to receive a liquidation preference of $15 per share, plus accrued dividends. The Company has the option to redeem the preferred stock under certain circumstances.

     In connection with the offering, the Company sold to the underwriter, for nominal consideration, warrants to purchase an aggregate of 100,000 shares of Series B Convertible Redeemable preferred stock. The warrants will be exercisable for a four-year period commencing one year after the date of the consummation of the offering at an exercise price of $24.75 per share.

     In 2000, additional dividends (noncash) related to beneficial conversion feature of the preferred stock of approximately $5,856,000 were recorded as a result of the conversion price of the preferred stock being less than the market price of the common stock at the time of the offering.

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

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     In April 2000, the Company's board of directors authorized the Company to purchase up to $1,000,000 worth of its common stock from time to time, as the Company deems appropriate, through open market purchases or in privately negotiated transactions. As of December 31, 2000, the Company had acquired 378,326 shares of common stock including 16,312 shares from the private placement investors for an aggregate consideration of approximately $596,000.

     During 2000, the Company issued: (i) 1,834,300 shares of common stock upon conversion of 539,500 shares of Series B Convertible Redeemable preferred stock, (ii) 11,594 shares of common stock for services rendered and upon exercise of stock options, (iii) 65,691 shares of common stock pursuant to repricing rights, (iv) 368,878 shares of common stock for acquisition of businesses and (v) 400,000 shares of common stock to resolve certain issues of interpretation that arose out of redemption and repricing rights.

     At December 31, 2000, there were warrants outstanding to purchase an aggregate of 2,878,475 shares of common stock at exercise prices ranging between $4.80 and $13.85 per share, expiring at various times through 2004.

10.  INCOME TAXES:


     At December 31, 2000, the tax effects of loss carryforwards and the valuation allowance that give rise to deferred tax assets are as follows:

          Net operating losses                              $ 5,270,000
          Less valuation allowance                           (5,270,000)
                                                            -----------
                Deferred tax assets                         $     - 0 -
                                                            ===========

     At December 31, 2000, the provision (benefit) for income taxes differs from the amount computed using the federal statutory rate of 34% as a result of the following:

          Federal statutory rate                                 (34)%
          Increase in valuation allowance                         34
                                                               -------
                                                                 - 0 - %
                                                               =======

     The Company had net operating loss carryforwards of approximately $15,500,000 at December 31, 2000, which expire through 2020. The tax benefit of these losses has been completely offset by a valuation allowance due to the uncertainty of its realization.

     Internal Revenue Code Section 382 provides for limitations on the use of net operating loss carryforwards in years subsequent to a more than 50% changes in ownership (as defined by Section 382), which limitations can significantly impact the Company's ability to utilize its net operating loss carryforwards. As a result of the sale of the preferred shares in the public offering in February and March 2000, changes in ownership may have occurred which might result in limitations of the utilization of the net operating loss carryforwards. The extent of any limitations as a result of changes in ownership has not been determined by the Company.

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

11.  SUBSEQUENT EVENTS:

     During January 2001, the Company announced the sale of a majority of its equity interest in iShopNetworks, Inc. and the closure of its WoWFactor(TM)Web-portal. The Company also announced that it would cease funding its subsidiary, CLEC Communications Corp.


12.  MANAGEMENT'S PLANS:

     The Company has initiated a restructuring program designed, among other things, to reduce its operating losses. The program requires reduction of personnel, reduction in marketing and promotional expenses, consolidation of certain operations and closure of regional offices. Additionally, the Company is in the process of obtaining additional financing to improve working capital.