Form 10QSB
period 2001-03-31
FRONTLINE COMMUNICATIONS CORP
filed 2001-05-07
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2001


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                For the transition period from _______ to ______


                        Commission file number 001-15673


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

Yes X             No___
    -



As of April 26, 2001 there were outstanding 6,690,607 shares of the issuer's Common Stock, $ .01 par value.


                                      INDEX

                                                                                       Page

Part I   Financial Information

Item 1   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets                                          1

         Condensed Consolidated Statements of Operations                                2

         Condensed Consolidated Statements of Cash Flows                                3

         Notes to Condensed Consolidated Financial Statements                           4

Item 2   Management's Discussion and Analysis of Financial Condition And
         Results Of Operations                                                          5

Part II  Other information                                                              8

         Signatures                                                                     9

Frontline Communications Corporation
Condensed Consolidated Balance Sheets


                                                                                            March 31,           December 31,
                                                                                              2001                  2000
                                                                                       --------------------    ---------------
                                                                                           (Unaudited)           (Audited)
ASSETS
Current:
   Cash and cash equivalents                                                                 $  1,333,310        $    781,082
   Marketable securities                                                                                            1,808,210
   Accounts receivable, net of allowance for doubtful accounts                                    509,023             576,824
   Prepaid expenses and other                                                                     163,267             126,698
                                                                                             ------------        ------------
                                 Total current assets                                           2,005,600           3,292,814

Property and equipment, net                                                                     1,800,643           2,041,010
Intangibles, net                                                                                5,067,747           5,623,154
Other                                                                                             115,610             116,090

                                                                                             ------------        ------------
                                                                                             $  8,989,600        $ 11,073,068
                                                                                             ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accruals                                                             $  1,956,319        $  2,424,779
   Deferred revenue                                                                             1,122,960           1,090,204
   Current portion of  long-term debt                                                             319,015             363,027
                                                                                             ------------        ------------
                              Total current liabilities                                         3,398,294           3,878,010

Long-term Debt, less current portion                                                            1,310,710           1,438,459

                                                                                             ------------        ------------
                                  Total liabilities                                             4,709,004           5,316,469
                                                                                             ------------        ------------

Stockholders' equity:
   Preferred stock, $.01 par value, 2,000,000 shares authorized, issued and outstanding 558,700 and 597,800 shares, respectively
      Liquidation preference $8,380,500 and 8,967,000, respectively                                 5,587               5,978
   Common Stock, $.01 par value, 25,000,000 shares authorized,  7,297,733 and
      7,164,793 shares issued, respectively, 6,687,887 and 6,554,947 shares
      outstanding , respectively                                                                   72,977              71,648
   Additional paid-in capital                                                                  35,569,181          35,570,119
   Accumulated deficit                                                                        (30,506,610)        (29,030,607)
   Treasury stock, at cost, 609,846 shares                                                       (860,539)           (860,539)
                                                                                             ------------        ------------
                              Total stockholders' equity                                        4,280,596           5,756,599

                                                                                             ------------        ------------
                                                                                             $  8,989,600        $ 11,073,068
                                                                                             ============        ============



See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                   For the three months ended
                                                                                   March 31,             March 31,
                                                                                     2001                  2000
                                                                             -------------------   ------------------

Revenues                                                                         $ 1,689,385             $   934,654

Costs and expenses:
      Cost of revenues                                                             1,047,674                 592,527
      Selling, general and administrative                                          1,255,059               1,553,918
      Depreciation and amortization                                                  730,831                 661,463
                                                                                 -----------             -----------
                                                                                   3,033,564               2,807,908
                                                                                 -----------             -----------
                                                                                 -----------             -----------
Loss from operations                                                              (1,344,179)             (1,873,254)

Other income (expense):
   Interest income                                                                    30,381                  93,299
   Interest expense                                                                  (39,481)                (38,616)
   Loss on disposal of property and equipment                                        (38,919)
                                                                                 -----------             -----------
Net loss                                                                          (1,392,198)             (1,818,571)
                                                                                 -----------             -----------


Beneficial conversion feature of Series B  preferred stock                                                 5,856,497

Preferred dividends                                                                   83,805                  62,747

                                                                                 -----------             -----------
Net loss applicable to common shares                                             $(1,476,003)            $(7,737,815)
                                                                                 ===========             ===========

Loss per common share-basic and diluted                                          $     (0.22)            $     (1.73)
                                                                                 ===========             ===========

Weighted average number of  common shares
   outstanding- basic and diluted                                                  6,629,985               4,462,909
                                                                                 ===========             ===========

See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                                                                          For the three months ended
                                                                                          March 31,          March 31,
                                                                                             2001              2000
                                                                                      -------------------  --------------

Cash flow from operating activities:
   Net loss                                                                            ($ 1,392,198)         ($ 1,818,571)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                                         730,831               661,463
      Loss on disposal of property end equipment                                             38,919
      Noncash compensation charge                                                                                  21,845
      Changes in assets and liabilities
         Marketable securities                                                            1,808,210
         Accounts receivable                                                                 67,801                15,391
         Prepaid expenses and other                                                         (36,569)              (12,327)
         Other assets                                                                           480                (4,505)
         Accounts payable and accrued expenses                                             (552,263)             (266,099)
         Deferred revenue                                                                    32,756                32,891
                                                                                       ------------          ------------
               Net cash  provided  by (used in) operating activities                        697,967            (1,369,912)
                                                                                       ------------          ------------


Cash flows from investing activities:
   Acquisition of property and equipment                                                    (25,864)              (49,891)
   Disposal of property and equipment                                                        51,886
                                                                                       ------------          ------------
               Net cash provided by (used in) investing activities                           26,022               (49,891)
                                                                                       ------------          ------------


Cash flows from financing activities:
   Principal payments on long-term debt                                                    (171,761)             (442,085)
   Proceeds from sale of preferred stock                                                                       14,597,563

                                                                                       ------------          ------------
               Net cash (used in) provided by financing activities                         (171,761)           14,155,478
                                                                                       ------------          ------------

Net increase in cash and cash equivalents                                                   552,228            12,735,675

Cash and cash equivalents, beginning of period                                              781,082               615,190
                                                                                       ------------          ------------

Cash and cash equivalents, end of period                                               $  1,333,310          $ 13,350,865
                                                                                       ============          ============

Supplemental information:
Approximate interest paid during the period                                            $     32,000          $     10,000
                                                                                       ============          ============




See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2001

NOTE A- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods. For further information, refer to the Financial Statements and footnotes thereto in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000. There has been no significant changes in accounting policies since December 31, 2000.

     The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

NOTE B- LOSS PER SHARE

     The Company follows SFAS No. 128, "Earning per Share", which provides for the calculation of "basic" and "diluted" earning per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted - average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur through the effect of common shares issuable upon exercise of stock options and warrants and convertible securities. Potential common shares have not been included in the computation of diluted EPS since the effect would be antidilutive.


NOTE C-CAPITAL STOCK

     During the three months ended March 31, 2001 the Company issued 132,940 shares of common upon conversion of 39,100 shares of Series B Convertible Redeemable preferred stock.

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

Overview

     During 2000 and 2001 a significant part of the Company's revenues were derived from providing Internet access services to individuals and businesses. These revenues are comprised principally of recurring revenues from the Company's customer base, leased line connections and from various ancillary services. The Company charges subscription fees, which are billed monthly or quarterly, in advance, typically pursuant to pre-authorized credit card accounts. The balance of the Company's revenues were derived from website development and hosting services.

     Monthly subscription service revenue for Internet access is recognized over the period in which services are provided. Fee revenue for website development and Internet website presence services are recognized as services are performed. Deferred revenue represents prepaid access fees by customers.

Acquisitions

     Acquisitions have historically been an important aspect of the Company's growth strategy. In 2000, the Company acquired substantially all of the assets of The PressRoom Online Services, Application Resources Information Services, Inc d/b/a Way Communications, The First Street Corporation, Wizardnet, Inc., Delanet, Inc. (internet access service providers) and PNM Group, Inc., a Web design company. The Company also acquired certain customers of Double D Network Services, Inc. pursuant to an agreement whereby the Company paid Double D a referral fee for each Double D customer who signed up for the Company's dial-up service.

     All of the acquisitions were accounted for using the purchase method of accounting with the results of each acquisition included in the consolidated financial statements from the respective acquisition date.

Restructuring Program.

     In November 2000, the Company initiated a restructuring program designed to, among other things, reduce its operating losses. The program consists of reductions of personnel, reduction in marketing and promotional expenses, consolidation of certain operations, exit from certain marginal products lines not related to the Company's core business, and closure of regional offices.

     The Company believes that the restructuring program and related cost reductions, will permit the Company to maintain service quality to its customers, while a more focused product offering portfolio will enhance the Company's ability to grow its revenue base. To date the Company has realized significant cost reductions and the Company hopes to reduce additional costs in 2001. However, there can be no assurance that the restructuring program will achieve the desired results and that there will not be any disruption of any services or resulting loss of revenues.

Results of Operations

Comparison of the three months ended March 31, 2001 and 2000

Revenues: Revenues increased for the three months ended March 31, 2001 by $754,731 or 80.7% over the same period of the prior year. The increase was attributable mainly to an expanded customer base due to acquisitions and the Company's marketing efforts.

Cost of Revenues: For the three months ended March 31, 2001, cost of revenues increased by $455,147 to $1,047,674 compared to the same period of the prior year. As a percentage of revenues, cost of revenues decreased to 62.0% from 63.4%. The absolute dollar increase in cost of revenues was due principally to increased communication and technical personnel expenses incurred to support the increased customer base.

Selling, General and Administrative: For the three months ended March 31, 2001, selling general and administrative expenses decreased by $298,859 compared to the same period of the prior year. As a percentage of revenues, selling, general and administrative expenses decreased from 166.3% in 2000 to 74.3% in 2001. The decrease in selling, general and administrative expenses was due to cost reductions realized through the restructuring program.

Depreciation and Amortization: For the three months ended March 31, 2001, depreciation and amortization increased by $69,368 to $730,831 compared to the same period of the prior year. The increase was due to amortization arising from acquisitions completed in 2000. The increase was partially offset by reduced amortization resulting from the intangibles written off as impaired in the fourth fiscal quarter of 2000.

Interest Income: Interest expense net of interest income for the three months ended March 31, 2001 was $9,100 compared to a net interest income of $54,683 for the three months ended March 31,2000 because the proceeds of the Company's public offering of Series B Convertible Redeemable preferred stock has been used to fund operations.

Net loss: For the three months ended March 31, 2001, net loss decreased by 23.4% to $1,392,198 compared to a net loss of $1,818,571 in 2000. The Company has incurred significant losses as revenues generated were not sufficient to offset the substantial up-front expenditures and operating costs associated with attracting and retaining additional customers.

     During the three months ended March 31, 2000, additional dividends (noncash) related to the beneficial conversion feature of the preferred stock of approximately $5,856,000 were recorded as a result of the conversion price of the preferred stock being less than the market price of the common stock at the time of the offering. For the three months ended March 31, 2000 the net loss after adjusting for the additional dividends and normal dividends for preferred stock resulted in a net loss of $7,737,815 applicable to common shares.

Liquidity and capital resources.

     The Company's working capital deficiency at March 31, 2001 was $1,392,694 compared with a working capital deficiency of $585,196 at December 31, 2000. The increase in working capital deficiency was mainly due to operating losses.

     The Company's primary capital requirements are to install network equipment and working capital. To date, the Company has financed its capital requirements primarily through issuance of debt and equity securities. The Company currently does not have any bank lines of credit. The availability of capital resources is dependent upon prevailing market conditions, interest rates, and the financial condition of the Company.

     The company's capital expenditures for 2001 are expected to range between $110,000 to $150,000. Based on the current plans, management anticipates that cash on hand and expected recurring revenues will satisfy the Company's capital requirements through at least the end of 2001. However, the Company's need for additional capital may be affected by the outcome of its effort to reduce operating expenses as part of its restructuring program. If the Company is not successful in implementing certain cost cutting measures or if revenues are below expectations, the Company may need additional financing in 2001 to continue operations as currently conducted. The Company has no available standby sources of financing and there can be no assurance that any additional financing, if required, will be available to the Company on acceptable terms, or at all.

                                     PART II
                                OTHER INFORMATION


Item 1.        Legal Proceedings

                    As reported in the Company's annual report on Form 10-KSB
               for the fiscal year ended December 31, 2000, in February 2001, the Company was served with a complaint filed in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division, by Robert O. Tyler, the Trustee in Bankruptcy for Double D Network Services, Inc. entitled Robert O Tyler, Trustee of Double D Network Services, Inc. v. Frontline Communications Corporation. On May 2, 2001, the Company and the Trustee reached a settlement whereby the Company agreed to pay $20,000 to the bankruptcy estate. The settlement is subject to bankruptcy court approval.



Item 6.        Exhibits and Reports on Form 8-K


               (b)  Reports on Form 8-K

                    During the quarter ended March 31, 2001, the Company filed:

                    (i) an 8-K for the event dated January 10, 2001 under Item 4 to report changes in its certifying accountant.

                    (ii) an 8-K for the event dated February 16, 2001 under Item
                         5 to report the sale of a majority of its equity interest in iShopNetworks, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 7, 2001


                                By:     /s/ Stephen J. Cole-Hatchard
                                        ----------------------------------------
                                        Stephen J. Cole-Hatchard
                                        Chief Executive Officer and President



                                By:     /s/ Vasan Thatham
                                        ----------------------------------------
                                        Vasan Thatham
                                        Principal Financial Officer and
                                        Vice President