Form 10QSB
period 2001-06-30
FRONTLINE COMMUNICATIONS CORP
filed 2001-07-30
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2001


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

Yes _X_   No___


As of July 24, 2001 there were outstanding 7,084,462 shares of the issuer's Common Stock, $ .01 par value.

                                      INDEX

                                                                            Page


Part I   Financial Information

Item 1   Financial Statements

         Condensed Consolidated Balance Sheets                                1

         Condensed Consolidated Statements of Operations                      2

         Condensed Consolidated Statements of Cash Flows                      3

         Notes to Condensed Consolidated Financial Statements                 4

Item 2   Management's Discussion and Analysis of Financial Condition And
         Results Of Operations                                                6

Part II  Other information                                                    9

         Signatures                                                          10

FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets


                                                                                     June 30,          December 31,
                                                                                       2001                2000
                                                                                   ------------        ------------
                                                                                    (Unaudited)          (Audited)
ASSETS
Current:
   Cash and cash equivalents                                                         $1,040,279            $781,082
   Marketable securities                                                                                  1,808,210
   Accounts receivable, net of allowance for doubtful accounts                          453,197             576,824
   Prepaid expenses and other                                                            94,138             126,698
                                                                                   ------------        ------------
                                 Total current assets                                 1,587,614           3,292,814

Property and equipment, net                                                           1,680,787           2,041,010
Intangibles, net                                                                      4,496,047           5,623,154
Other                                                                                   120,859             116,090

                                                                                   ------------        ------------
                                                                                     $7,885,307         $11,073,068
                                                                                   ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accruals                                                     $2,058,839          $2,424,779
   Deferred revenue                                                                     935,881           1,090,204
   Current portion of  long-term debt                                                   299,888             363,027
                                                                                   ------------        ------------
                              Total current liabilities                               3,294,608           3,878,010

Long-term Debt, less current portion                                                  1,268,834           1,438,459

                                                                                   ------------        ------------
                                  Total liabilities                                   4,563,442           5,316,469
                                                                                   ------------        ------------

Stockholders' equity:
   Preferred stock, $.01 par value, 2,000,000 shares authorized, issued and outstanding 540,600 and 597,800 shares, respectively
      Liquidation preference $8,109,000 and 8,967,000, respectively                       5,406               5,978
   Common Stock, $.01 par value, 25,000,000 shares authorized,  7,701,108 and
      7,164,793 shares issued, respectively, 7,084,462 and 6,554,947 shares
      outstanding , respectively                                                         77,011              71,648
   Additional paid-in capital                                                        35,728,109          35,570,119
   Accumulated deficit                                                              (31,624,009)        (29,030,607)
   Treasury stock, at cost, 616,646 and 609,846 shares, respectively                   (864,652)           (860,539)
                                                                                   ------------        ------------
                              Total stockholders' equity                              3,321,865           5,756,599

                                                                                   ------------        ------------
                                                                                     $7,885,307         $11,073,068
                                                                                   ============        ============



See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)


                                                              For the three months ended        For the six months ended
                                                                June 30,        June 30,        June 30,         June 30,
                                                                  2001            2000            2001             2000
                                                              -----------     -----------     -----------     ------------
Revenues                                                       $1,669,865      $1,033,542      $3,359,250       $1,968,196

Costs and expenses:
      Cost of revenues                                            924,373         660,745       1,972,047        1,253,272
      Selling, general and administrative                       1,021,003       2,275,025       2,276,062        3,828,943
      Depreciation and amortization                               742,643         721,621       1,473,474        1,383,084
                                                              -----------     -----------     -----------     ------------
                                                                2,688,019       3,657,391       5,721,583        6,465,299
                                                              -----------     -----------     -----------     ------------
Loss from operations                                           (1,018,154)     (2,623,849)     (2,362,333)      (4,497,103)

Other income (expense):
   Interest income                                                 13,770         162,089          44,151          255,388
   Interest expense                                               (34,040)        (42,120)        (73,521)         (80,736)
   Loss on disposal of property and equipment                                                     (38,919)
                                                              -----------     -----------     -----------     ------------
Net loss                                                       (1,038,424)     (2,503,880)     (2,430,622)      (4,322,451)
                                                              -----------     -----------     -----------     ------------


Beneficial conversion feature of Series B  preferred stock                                                       5,856,497

Preferred dividends                                                78,975          90,893         162,780          153,640

                                                              -----------     -----------     -----------     ------------
Net loss applicable to common shares                          ($1,117,399)    ($2,594,773)    ($2,593,402)    ($10,332,588)
                                                              ===========     ===========     ===========     ============

Loss per common share-basic and diluted                            ($0.17)         ($0.46)         ($0.39)          ($2.05)
                                                              ===========     ===========     ===========     ============

Weighted average number of  common shares
   outstanding- basic and diluted                               6,720,035       5,633,698       6,675,259        5,048,303
                                                              ===========     ===========     ===========     ============



See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                                                             For the six months ended
                                                                           June 30,            June 30,
                                                                             2001               2000
                                                                         ------------       ------------

Cash flow from operating activities:
   Net loss                                                               ($2,430,622)       ($4,322,451)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                         1,473,474          1,383,084
      Loss on disposal of property and equipment                               38,919
      Noncash compensation charge                                                                 21,845
      Changes in assets and liabilities
         Marketable securities                                              1,808,210
         Accounts receivable                                                  123,627             87,903
         Prepaid expenses and other                                            32,560           (113,975)
         Other assets                                                          (4,769)          (258,114)
         Accounts payable and accrued expenses                               (365,940)           114,542
         Deferred revenue                                                    (154,323)             4,502
                                                                         ------------       ------------
               Net cash  provided  by (used in) operating activities          521,136         (3,082,664)
                                                                         ------------       ------------


Cash flows from investing activities:
   Acquisition of property and equipment                                      (44,073)          (167,070)
   Disposal of property and equipment                                          51,886
   Acquisition of businesses-net of cash acquired                                             (3,244,740)
                                                                         ------------       ------------
               Net cash provided by (used in) investing activities              7,813         (3,411,810)
                                                                         ------------       ------------


Cash flows from financing activities:
   Principal payments on long-term debt                                      (265,639)          (529,067)
   Proceeds from sale of preferred stock                                                      14,597,587
   Payments to acquire treasury stock                                          (4,113)          (381,885)
   Payments for repricing rights                                                                (165,359)
   Dividends paid                                                                               (153,640)
                                                                         ------------       ------------
               Net cash (used in) provided by financing activities           (269,752)        13,367,636
                                                                         ------------       ------------

Net increase in cash and cash equivalents                                     259,197          6,873,162

Cash and cash equivalents, beginning of period                                781,082            615,190
                                                                         ------------       ------------

Cash and cash equivalents, end of period                                   $1,040,279         $7,488,352
                                                                         ============       ============

Supplemental information:
Approximate interest paid during the period                                   $71,000            $28,000
                                                                         ============       ============

The Company entered into capital lease obligations in the aggregate amount of $33,000 during the six months ended June 30, 2001.


See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2001

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods. For further information, refer to the Financial Statements and footnotes thereto in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000. There have been no significant changes in accounting policies since December 31, 2000.

     The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

NOTE B - LOSS PER SHARE

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

NOTE C - CAPITAL STOCK

     During the six months ended June 30, 2001 the Company issued 194,480 shares of common upon conversion of 57,200 shares of Series B Convertible Redeemable preferred stock. During the three months ended June 30, 2001, the Company granted to certain employees options under its stock option plan to purchase an aggregate of 445,000 shares of its common stock. In June 2001, the Company issued 341,835 shares of common stock as semi-annual dividends to the holders of Series B Convertible Redeemable preferred stock.

     During the three months ended March 31, 2000, additional dividends (noncash) related to beneficial conversion feature of the preferred stock of approximately $5,856,000 were recorded as a result of the conversion price of the Series B Convertible Redeemable preferred stock being less than the market price of the common stock at the time of the offering of the Series B Convertible Redeemable preferred stock.

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company is in the process of determining the impact of these pronouncements on its financial position and results of operations.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995:

     The statements contained herein which are not historical facts are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. These "forward looking statements" are subject to risks and uncertainties, including but not limited to, risks associated with the Company's future growth and operating results, the ability of the Company to successfully integrate newly acquired subscribers, business entities and personnel into its operations, changes in consumer preference and demographics, technological change, competitive factors, unfavorable general economic conditions, and other factors described herein and in the Company's other Securities and Exchange Commission filings. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements, which speak only as of the date the statements were made. The Company assumes no obligation to update the forward looking information. Actual results may vary significantly from the results expressed or implied by such forward looking statements.

Overview

     During 2000 and 2001 a significant part of the Company's revenues were derived from providing Internet access services to individuals and businesses. These revenues are comprised principally of recurring revenues from the Company's customer base, leased line connections and from various ancillary services. The Company charges subscription fees, which are billed monthly or quarterly or annually, in advance, typically pursuant to pre-authorized credit card accounts. The balance of the Company's revenues were derived from website development and hosting services.

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

Restructuring Program.

     In November 2000, the Company initiated a restructuring program designed to, among other things, reduce its operating losses. The program consists of reductions of personnel, reduction in marketing and promotional expenses, consolidation of certain operations, exit from certain marginal product lines not related to the Company's core business, and closure of regional offices.

     The Company believes that the restructuring program and related cost reductions, will permit the Company to maintain service quality to its customers, while a more focused product offering portfolio should enhance the Company's ability to grow its revenue base. The Company has realized significant cost reductions from its restructuring program and the Company hopes to reduce additional costs during the remainder of 2001. However, there can be no assurance that the restructuring program will achieve the desired results and that there will not be any disruption of any services or resulting loss of revenues.

Results of Operations

Comparison of the three and six months ended June 30, 2001 and 2000

Revenues: Revenues increased for the three and six months ended June 30, 2001 by $636,323 or 61.6% and $1,391,054 or 70.7%, respectively, over the same periods of the prior year. The increase was attributable mainly to an expanded customer base due to acquisitions and the Company's marketing efforts.

Cost of Revenues: For the three months ended June 30, 2001, cost of revenues increased by $263,628 to $924,373 compared to the same period of the prior year. For the six months ended June 30, 2001, cost of revenues increased by $718,775 to $1,972,047. Cost of revenues as a percentage of revenues for the three and six months ended June 30, 2001 were 55.4% and 58.7%, respectively compared to 63.9% and 63.7%, respectively, in 2000. The absolute dollar increase in cost of revenues was due principally to increased communication and technical personnel expenses incurred to support the increased customer base.

Selling, General and Administrative: For the three months ended June 30, 2001, selling, general and administrative expenses decreased by $1,254,022 compared to the same period of the prior year. As a percentage of revenues, selling, general and administrative expenses decreased from 220.1% in 2000 to 61.1% in 2001. For the six months ended June 30, 2001, selling, general and administrative expenses decreased by $1,552,881 compared to the same period of the prior year. For the six-month period, the selling, general and administrative expenses as a percentage of revenues decreased from 194.5% in 2000 to 67.8% in 2001. The decrease in selling, general and administrative expenses was due to cost reductions realized through the restructuring program.

Depreciation and Amortization: For the three months ended June 30, 2001, depreciation and amortization increased by $21,022 to $742,643 compared to the same period of the prior year. For the six months ended June 30, 2001, depreciation and amortization increased by $90,390 to $1,473,474 compared to the same period of the prior year. The increase was due to amortization arising from acquisitions completed in 2000. The increase was partially offset by reduced amortization resulting from the intangibles written off as impaired in the fourth fiscal quarter of 2000.

Interest Expense: Interest expense net of interest income for the three months ended June 30, 2001 was $20,270 compared to a net interest income of $119,969 for the three months ended June 30,2000. Interest expense net of interest income for the six months ended June 30, 2001 was $29,370 compared to a net interest income of $174,652 for the six months ended June 30,2000. As the proceeds of the Company's public offering of Series B Convertible Redeemable preferred stock has been used to fund operations, interest income decreased in the three and six months ended June 30, 2001 compared to the same periods of the prior year.

Net loss: For the three months ended June 30, 2001, net loss decreased by 58.5% to $1,038,424 compared to a net loss of $2,503,880 in 2000. For the six months ended June 30, 2001, net loss decreased by 43.8% to $2,430,622 compared to a net loss of $4,322,451 in 2000. The Company has incurred significant losses as revenues generated were not sufficient to offset the substantial up-front expenditures and operating costs associated with attracting and retaining additional customers.

     During the six months ended June 30, 2000, additional dividends (noncash) related to the beneficial conversion feature of the preferred stock of approximately $5,856,000 were recorded as a result of the conversion price of the preferred stock being less than the market price of the common stock at the time of the offering. For the six months ended June 30, 2000 the net loss after adjusting for the additional dividends and normal dividends for preferred stock resulted in a net loss of $10,332,588 applicable to common shares.

Liquidity and capital resources.

     The Company's working capital deficiency at June 30, 2001 was $1,706,996 compared with a working capital deficiency of $585,196 at December 31, 2000. The increase in working capital deficiency was mainly due to operating losses.

     The Company's primary capital requirements are for the installation of network equipment and working capital. To date, the Company has financed its capital requirements primarily through issuance of debt and equity securities. The Company currently does not have any bank lines of credit. The availability of capital resources is dependent upon prevailing market conditions, interest rates, and the financial condition of the Company.

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

Item 2. Changes in Securities and Use of Proceeds

          During the three months ended June 30, 2001, the Company issued 61,540 shares of common stock upon conversion of 18,100 shares of Series B Convertible Redeemable preferred stock and granted to certain employees options under its stock option plan to purchase an aggregate of 445,000 shares of its common stock. During the three months ended June 30, 2001, the Company also issued 341,835 shares of common stock as semi-annual dividends to the holders of Series B Convertible Redeemable preferred stock. The foregoing shares were issued pursuant to exemptions from registration under Sections 3(a)(9) and 4(2) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K


     (b)  Reports on Form 8-K- None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


July 30, 2001


                          By:   /s/ Stephen J. Cole-Hatchard
                                ------------------------------------------------
                                Stephen J. Cole-Hatchard
                                Chief Executive Officer and President



                          By:   /s/ Vasan Thatham
                                ------------------------------------------------
                                Vasan Thatham
                                Principal Financial Officer and Vice President