Form 10QSB
period 2001-09-30
FRONTLINE COMMUNICATIONS CORP
filed 2001-10-31
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2001


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

Yes _X_ No___


As of October 24, 2001 there were outstanding 8,507,062 shares of the issuer's Common Stock, $ .01 par value.

                                      INDEX

                                                                            Page


Part I   Financial Information

Item 1   Financial Statements

         Condensed Consolidated Balance Sheets                                1

         Condensed Consolidated Statements of Operations                      2

         Condensed Consolidated Statements of Cash Flows                      3

         Notes to Condensed Consolidated Financial Statements                 4

Item 2   Management's Discussion and Analysis of Financial Condition And
         Results Of Operations                                                6

Part II  Other information                                                    9

         Signatures                                                           10

FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets


                                                                                     September 30,       December 31,
                                                                                         2001                2000
                                                                                     ------------        ------------
                                                                                      (Unaudited)          (Audited)
ASSETS
Current:
   Cash and cash equivalents                                                             $746,153            $781,082
   Marketable securities                                                                                    1,808,210
   Accounts receivable, net of allowance for doubtful accounts                            336,292             576,824
   Prepaid expenses and other                                                              71,726             126,698
                                                                                     ------------        ------------
                                 Total current assets                                   1,154,171           3,292,814

Property and equipment, net                                                             1,543,903           2,041,010
Intangibles, net                                                                        3,825,244           5,623,154
Other                                                                                     116,683             116,090

                                                                                     ------------        ------------
                                                                                       $6,640,001         $11,073,068
                                                                                     ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                               $1,844,877          $2,424,779
   Deferred revenue                                                                       782,677           1,090,204
   Current portion of  long-term debt                                                     274,647             363,027
                                                                                     ------------        ------------
                              Total current liabilities                                 2,902,201           3,878,010

Long-term Debt, less current portion                                                    1,215,919           1,438,459

                                                                                     ------------        ------------
                                  Total liabilities                                     4,118,120           5,316,469
                                                                                     ------------        ------------

Stockholders' equity:
   Preferred stock, $.01 par value, 2,000,000 shares authorized, issued and outstanding 527,100 and 597,800 shares, respectively
      Liquidation preference $8,109,000 and 8,967,000, respectively                         5,271               5,978
   Common Stock, $.01 par value, 25,000,000 shares authorized,  9,123,708 and
      7,164,793 shares issued, respectively, 8,507,062 and 6,554,947 shares
      outstanding , respectively                                                           91,237              71,648
   Additional paid-in capital                                                          35,920,523          35,570,119
   Accumulated deficit                                                                (32,630,498)        (29,030,607)
   Treasury stock, at cost, 616,646 and 609,846 shares, respectively                     (864,652)           (860,539)
                                                                                     ------------        ------------
                              Total stockholders' equity                                2,521,881           5,756,599

                                                                                     ------------        ------------
                                                                                       $6,640,001         $11,073,068
                                                                                     ============        ============


See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)


                                                                  For the three months ended       For the nine months ended
                                                                September 30,    September 30,   September 30,    September 30,
                                                                    2001             2000            2001             2000
                                                                -------------    ------------    -------------    -------------

Revenues                                                          $1,658,602      $1,621,319       $5,017,852       $3,589,515

Costs and expenses:
      Cost of revenues                                               809,698         954,789        2,781,745        2,208,061
      Selling, general and administrative                            802,763       2,070,354        3,078,825        5,899,297
      Depreciation and amortization                                  742,965       1,164,268        2,216,439        2,547,352
      Noncash compensation charge                                    206,505                         206,505
                                                                 -----------     -----------     ------------     ------------
                                                                   2,561,931       4,189,411        8,283,514       10,654,710
                                                                 -----------     -----------     ------------     ------------
Loss from operations                                                (903,329)     (2,568,092)      (3,265,662)      (7,065,195)

Other income (expense):
   Interest income                                                     6,287          93,823           50,438          349,211
   Interest expense                                                  (31,192)        (40,120)        (104,713)        (120,856)
   Loss on disposal of property and equipment                                                         (38,919)
                                                                 -----------     -----------     ------------     ------------
Net loss                                                            (928,234)     (2,514,389)      (3,358,856)      (6,836,840)
                                                                 -----------     -----------     ------------     ------------


Beneficial conversion feature of Series B  preferred stock                                                           5,856,497

Preferred dividends                                                   78,255          92,805          241,035          246,445

                                                                 -----------     -----------     ------------     ------------
Net loss applicable to common shares                             ($1,006,489)    ($2,607,194)     ($3,599,891)    ($12,939,782)
                                                                 ===========     ===========     ============     ============

Loss per common share-basic and diluted                               ($0.14)         ($0.43)          ($0.52)          ($2.40)
                                                                 ===========     ===========     ============     ============

Weighted average number of  common shares
   outstanding- basic and diluted                                  7,449,092       6,040,254        6,936,038        5,381,400
                                                                 ===========     ===========     ============     ============


See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Revised


                                                                               For the nine months ended
                                                                           September 30,       September 30,
                                                                               2001                2000
                                                                           -------------       -------------

Cash flow from operating activities:
   Net loss                                                                 ($3,358,856)       ($6,836,840)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                           2,216,439          2,547,352
      Loss on disposal of property and equipment                                 38,919
      Noncash compensation charge                                               206,505             29,345
      Changes in assets and liabilities
         Marketable securities                                                1,808,210
         Accounts receivable                                                    240,532            (12,546)
         Prepaid expenses and other                                              54,972            (81,943)
         Other assets                                                              (593)          (258,114)
         Accounts payable and accrued expenses                                 (559,054)          (845,404)
         Deferred revenue                                                      (307,527)           (79,626)
                                                                           ------------       ------------
               Net cash provided by (used in) operating activities              339,547         (5,537,776)
                                                                           ------------       ------------


Cash flows from investing activities:
   Acquisition of property and equipment                                        (63,231)          (270,517)
   Proceeds from disposal of property and equipment                              51,886            418,710
   Acquisition of businesses-net of cash acquired                                               (3,846,290)
                                                                           ------------       ------------
                         Net cash used in investing activities                  (11,345)        (3,698,097)
                                                                           ------------       ------------


Cash flows from financing activities:
   Principal payments on long-term debt                                        (359,018)          (623,718)
   Proceeds from sale of preferred stock, net                                                   14,597,587
   Payments to acquire treasury stock                                            (4,113)          (568,641)
   Payments for repricing rights                                                                  (165,359)
   Dividends paid                                                                                 (153,640)
                                                                           ------------       ------------
               Net cash (used in) provided by financing activities             (363,131)        13,086,229
                                                                           ------------       ------------

Net (decrease) increase in cash and cash equivalents                            (34,929)         3,850,356

Cash and cash equivalents, beginning of period                                  781,082            615,190
                                                                           ------------       ------------

Cash and cash equivalents, end of period                                       $746,153         $4,465,546
                                                                           ============       ============

Supplemental information:
Approximate interest paid during the period                                     $97,000            $60,000
                                                                           ============       ============

The Company entered into capital lease obligations in the aggregate
   amount of approximately                                                      $48,000           $128,000
                                                                           ============       ============


See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2001

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

NOTE C- CAPITAL STOCK

     During the nine months ended September 30, 2001 the Company issued 240,380 shares of common stock upon conversion of 70,700 shares of Series B Convertible Redeemable preferred stock. During the nine months ended September 2001, the Company granted to certain employees options under its stock option plan to purchase an aggregate of 445,000 shares of its common stock. In June 2001, the Company issued 341,835 shares of common stock as semi-annual dividends to the holders of Series B Convertible Redeemable preferred stock.

     In September 2001, the Company granted 1,376,700 restricted shares of its common stock to its employees under the Company's 2001 Stock Incentive Plan. Accordingly, $206,505, representing the fair value of the shares granted, was charged to operations as a noncash compensation charge.

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

NOTE D- RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995:

     The statements contained herein which are not historical facts are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. These "forward looking statements" are subject to risks and uncertainties, including but not limited to, risks associated with the Company's future operating results including the Company's ability to obtain any additional financing which may be necessary to continue operations, the ability of the Company to successfully integrate newly acquired subscribers, business entities and personnel into its operations, changes in consumer preference and demographics, technological change, competitive factors, unfavorable general economic conditions, and other factors described herein and in the Company's other Securities and Exchange Commission filings. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements, which speak only as of the date the statements were made. The Company assumes no obligation to update the forward looking information. Actual results may vary significantly from the results expressed or implied by such forward looking statements.

Overview

     During 2000 and 2001 a significant part of the Company's revenues were derived from providing Internet access services to individuals and businesses. These revenues were comprised principally of recurring revenues from the Company's customer base, leased line connections and from various ancillary services. The Company charges subscription fees, which are billed monthly, quarterly or annually, in advance, typically pursuant to pre-authorized credit card accounts. The balance of the Company's revenues were derived from website development and hosting services.

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

     The Company believes that the restructuring program and related cost reductions, will permit the Company to maintain service quality to its customers, while a more focused product offering portfolio should enhance the Company's ability to grow its revenue base. The Company has realized significant cost reductions from its restructuring program and the Company hopes to reduce additional costs during the remainder of 2001. However, there can be no assurance that the restructuring program will achieve the desired results and that there will not be any disruption or curtailment of any services or resulting loss of revenues.

Results of Operations

Comparison of the three and nine months ended September 30, 2001 and 2000

Revenues: Revenues increased for the three and nine months ended September 30, 2001 by $37,283 or 2.3% and $1,428,337 or 39.8%, respectively, over the same periods of the prior year. The increase was attributable mainly to an expanded customer base due to acquisitions and the Company's marketing efforts.

Cost of Revenues: For the three months ended September 30, 2001, cost of revenues decreased by $145,091 to $809,698 compared to the same period of the prior year. For the nine months ended September 30, 2001, cost of revenues increased by $573,684 to $2,781,745. Cost of revenues as a percentage of revenues for the three and nine months ended September 30, 2001 were 48.8% and 55.4%, respectively compared to 58.9% and 61.5%, respectively, in 2000. The decrease in cost of revenues as a percentage of revenues was due to cost reductions realized through the restructuring program. For the nine months ended September 30, 2001, the absolute dollar increase in cost of revenues was due principally to increased communication expenses incurred to support the increased customer base.

Selling, General and Administrative: For the three months ended September 30, 2001, selling, general and administrative expenses decreased by $1,267,591 compared to the same period of the prior year. As a percentage of revenues, selling, general and administrative expenses decreased from 127.7% in 2000 to 48.4% in 2001. For the nine months ended September 30, 2001, selling, general and administrative expenses decreased by $2,820,472 compared to the same period of the prior year. For the nine-month period, the selling, general and administrative expenses as a percentage of revenues decreased from 164.3% in 2000 to 61.4% in 2001. The decrease in selling, general and administrative expenses was due to cost reductions realized through the restructuring program.

Depreciation and Amortization: For the three months ended September 30, 2001, depreciation and amortization decreased by $421,303 to $742,965 compared to the same period of the prior year. For the nine months ended September 30, 2001, depreciation and amortization decreased by $330,913 to $2,216,439 compared to the same period of the prior year. The decreases were due to reduced amortization resulting from the intangibles written off as impaired in the fourth fiscal quarter of 2000.

Noncash compensation charge: In September 2001, the Company granted 1,376,700 restricted shares of its common stock to its employees under the Company's 2001 Stock Incentive Plan. Accordingly, $206,505, representing the fair value of the shares granted, was charged to operations as a noncash compensation charge.

Interest Expense: Interest expense net of interest income for the three months ended September 30, 2001 was $24,905 compared to a net interest income of $53,703 for the three months ended September 30, 2000. Interest expense net of interest income for the nine months ended September 30, 2001 was $54,275 compared to a net interest income of $228,355 for the nine months ended September 30,2000. As the proceeds of the Company's public offering of Series B Convertible Redeemable preferred stock has been used to fund operations, interest income decreased in the three and nine months ended September 30, 2001 compared to the same periods of the prior year.

Net loss: For the three months ended September 30, 2001, net loss decreased by 63.1% to $928,234 compared to a net loss of $2,514,389 in 2000. For the nine months ended September 30, 2001, net loss decreased by 50.9% to $3,358,856 compared to a net loss of $6,836,840 in 2000. The decrease in net loss was primarily due to cost reductions realized through the restructuring program. The Company has incurred significant losses, as revenues generated were not sufficient to offset the substantial up-front expenditures and operating costs associated with attracting and retaining additional customers.

     During the nine months ended September, 2000, additional dividends (noncash) related to the beneficial conversion feature of the preferred stock of approximately $5,856,000 were recorded as a result of the conversion price of the preferred stock being less than the market price of the common stock at the time of the offering. For the nine months ended September 30, 2000 the net loss after adjusting for the additional dividends and normal dividends for preferred stock resulted in a net loss of $12,939,782 applicable to common shares.

Liquidity and capital resources.

     The Company's working capital deficiency at September 30, 2001 was $1,748,030 compared with a working capital deficiency of $585,196 at December 31, 2000. The increase in working capital deficiency was mainly due to operating losses.

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

                                     PART II
                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

          During the three months ended September 30, 2001, the Company issued 45,900 shares of common stock upon conversion of 13,500 shares of Series B Convertible Redeemable preferred stock and granted 1,376,700 restricted shares of its common stock to its employees under the Company's 2001 Stock Incentive Plan. The foregoing shares were issued pursuant to exemptions from registration under Sections 2(a)(3), 3(a)(9) and 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to Vote of Security Holders.

     The Company held an annual meeting of stockholders on July 27, 2001 at which the following matters were voted upon:

     1.   Election of five directors.

     2.   Approval of the Company's 2001 Stock Incentive Plan.

     The results of the meeting were as follows:

                                                                       Broker
     DIRECTORS                        FOR              WITHHELD        NON-VOTES
     Stephen J. Cole-Hatchard         5,337,554        235,680         0
     Nicko Feinberg                   5,337,554        235,680         0
     William A. Barron                5,337,554        235,680         0
     Stephen D. Crocker               5,337,554        235,380         0
     Ronald C. Signore                5,337,554        238,680         0

                                                                      Broker
                      FOR            AGAINST         ABSTAIN          NON-VOTES

     Proposal 2       1,523,492      425,837         19,260           3,969,757

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          10.1 2001 Stock Incentive Plan-incorporated by reference to Appendix B of the Company's Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on July 3, 2001.

     (b)  Reports on Form 8-K- None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


October 31, 2001


                             By:  /s/ Stephen J. Cole-Hatchard
                                  ---------------------------
                                  Stephen J. Cole-Hatchard
                                  Chief Executive Officer and President



                             By:  /s/ Vasan Thatham
                                  ---------------------------
                                  Vasan Thatham
                                  Principal Financial Officer and Vice President