Form 10KSB40
period 2001-12-31
FRONTLINE COMMUNICATIONS CORP
filed 2002-04-05
CIK 1040850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                   For the fiscal year ended December 31, 2001

                                       OR

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

             For the transition period from _________ to ___________

                        Commission File Number 001-15673

                      FRONTLINE COMMUNICATIONS CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                           13-3950283
---------------------------------                           ----------------
    (State or Other Jurisdiction                            (I.R.S. Employer
  of Incorporation or Organization)                        Identification No.)

One Blue Hill Plaza, P.O. Box 1548, Pearl River, New York          10965
----------------------------------------------------------        --------
        (Address of principal executive offices)                 (Zip Code)

                                 (845) 623-8553
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

    Securities registered pursuant to Section 12(b) of the Exchange Act:

         Series B Convertible Redeemable Preferred Stock, $.01 par value

         Common Stock, $.01 par value

    Securities registered pursuant to Section 12(g) of the Exchange Act:

    Common Stock Purchase Warrants

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 2001 were $6,503,120.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 1, 2002 was $1,101,531. As of April 1, 2002, there were 8,944,551 shares of the issuer's Common Stock outstanding.

                      Documents Incorporated by Reference:

                                      None.

                                     PART I

Item 1. Business.

Overview

     Frontline Communications Corporation is a regional Internet service provider ("ISP") providing Internet access, web hosting, website design, and related services to residential and small business customers throughout the Northeast United States and, through a network partnership agreement, Internet access to customers nationwide.

     Primarily through 18 acquisitions, we grew our monthly revenue from $30,000 as of October 1998 to approximately $500,000 per month at December 31, 2001. During that same period, we expanded our owned Internet access geographic footprint from the New York/New Jersey metropolitan area, to a region that now includes Delaware, Eastern Pennsylvania, and Northern Virginia. At December 31, 2001, we owned and operated 12 points-of-presence ("POPs") which, when combined with 1,100 POPs licensed from third parties, provide us with the capability to serve over 75% of the U.S. population.

     During year 2001, we concentrated our efforts and resources primarily on restructuring our operations to reduce costs, increase operating efficiency and improve customer service. As a result of our restructuring, we reduced our staff from approximately 70 employees at March 2001 to 36 as of April 1, 2002, and closed two regional offices, consolidating those functions into our Pearl River, New York headquarters.

     We streamlined our product offerings, eliminating certain low margin products and services, and added a broadband one-way satellite Internet access product line to our group of services. We also standardized our product pricing, and raised the monthly rates to most of our dial-up access customers to between $17.95 and $19.95 per month, depending on the term of service purchased.

     Frontline Communications Corporation was formed during February 1997 as a Delaware corporation under the name Easy Street Online, Inc. We changed our name to Frontline Communications Corporation in July 1997. Our principal executive offices are located at One Blue Hill Plaza, Pearl River, New York 10965, and our telephone number is (845) 623-8553. Our Corporate Websites are located at www.frontline.net and www.fcc.net. PlanetMedia'sm's Internet website is located at www.pnetmedia.com. Information on these Websites is not part of this report. Unless the context indicates otherwise, the terms "Frontline," "we," "our,"
"the Company" and "us" in this report include the operations of Frontline Communications Corporation and its wholly owned subsidiaries, WowFactor, Inc., FNT Communications Corp., Inc. and CLEC Communications Corp.

Products and Services

     Our products and services are focused around three key Internet business areas - access, presence, and development.

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

     o Satellite Access: In late 2001, Frontline launched a line of broadband one-way satellite access products primarily for residential users. The satellite service provides customers with download speeds approximately 10 times faster than standard dial up accounts, uses a dial-up line for outbound service, and starts at $34.99 per month. A standard dial-up account is included with the service for outbound traffic and backup for downloading.

     o DSL: We are a reseller of Digital Subscriber Line high-speed Internet access services for Focal Communications, Network Access Solutions, Inc., and Covad. We offer Digital Subscriber Line, ISDN Digital Subscriber Line, Asymmetric Digital Subscriber Line and Symmetric Digital Subscriber Line services in the Mid-Atlantic and Northeast United States. These products provide our residential and business customers with high-speed dedicated Internet connectivity at an affordable cost.

     o Dedicated Access: Frontline offers high-speed, high-bandwidth dedicated leased lines to customers, principally for business users who require high-speed internet connectivity 24 hours a day, seven days a week.

Internet Presence Products

     o Virtual Website hosting: We offer virtual website hosting services to residential and small business customers who require 24 hour presence on the Internet. By renting space on our Internet servers, customers avoid costly hardware investment, maintenance, and other costs associated with operating their own servers. Marketed partly under our brandname FrontHost'sm', the Company's hosting services include domain name registration, e-mail addresses, file upload and download capability and statistical logs.

     o Dedicated Hosting: Frontline offers website hosting and maintenance services to clients wishing to rent secure web-servers. In addition, Frontline offers co-location services to those customers preferring to install their own equipment at our facilities and connect their systems directly to the Internet.

     o FrontHost'sm': Our do-it-yourself web hosting service, which includes the "Website Wizard" products, assists customers in developing and hosting their own Websites and e-commerce 'stores' by using our FrontHost'sm' user-friendly tools. The product line is simple, self service, and economical.

Internet Development Services

o Website design services: PlanetMedia'sm', our website design, consulting, and development division, assists business customers with Internet marketing strategy, graphic design and layout, writing and editing and Website information architecture (including Website navigation and searching systems). Our in-house professionals provide full life-cycle support to customers: from the design phase through website installation and maintenance.

Marketing and Sales

     We currently handle sales and marketing utilizing in-house staff, including our customer service and technical groups, as well as sales and marketing manager to coordinate company efforts. We market and sell our products through direct sales efforts, and a network of external, commissioned resellers we refer to as "Value Added Resellers" (VARs).

     Marketing activities focus primarily on regional efforts such as radio, trade and local business print media, as well as local event marketing in each of the different areas we have a physical presence, which includes the East coast from Virginia through the New York metropolitan area.

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

     Broadband access to the Internet for Company-managed POPs is provided through high speed T1, T3, or Ethernet connections supplied under contracts with national broadband suppliers such as Verio, Inc., Cable & Wireless, Inc. and by certain regional broadband suppliers such as Focal, Inc., and AboveNet, Inc. DSL access is similarly provided through direct connections or reseller agreements with Focal Communications, Covad, Inc. and Network Access Solutions, Inc.

     Network and service delivery stability is provided through the use of redundant computing and server facilities located at our larger owned POPs. We have duplicate bandwidth access at each of our major locations. We have installed backup power supply, remote alarm, computer virus protection, and monitoring software throughout our network, which is monitored 24 hours a day, 7 days-a-week.

Customer Support Services

     We believe that reliable customer and product support is critical to retaining existing subscribers and in attracting new customers. We provide the following Customer and Product support services:

     o Toll-free, live telephone assistance available seven days a week, during peak load hours (10 hours per day; 8 hours on weekends);

     o    Email-based assistance available seven days a week;

     o    Internet help at our www.fcc.net Web site;

     o    Fax support for higher-end business hosting customers.

     In 2001, we consolidated our Howell, New Jersey and Pearl River, New York customer service centers into the Pearl River location. All calls and emails for customer service are now received in Pearl River, of which we receive approximately 300, from both residential and business customers, per day.

Product and Service Development

     Our Product Service Division develops proprietary applications, and reviews new technologies and third-party software products that are incorporated into our network and service products. A revised, interactive website (www.fcc.net) was activated by us during February 2001. In addition, a new broadband one-way satellite system was developed and launched in late 2001, and we distributed updated dial-up access CDs to our sales force and customers during March 2001, December 2001, and March 2002.

     During 2001, we also consolidated our various email servers onto a common platform which has reduced regular maintenance requirements and customer outages.

Industry and Competition

     The market for Internet access, hosting, and web design and development services is highly competitive, rapidly evolving, and subject to technological change. There are no substantial barriers to entry, and we expect that competition will increase.

     Our current and prospective competitors include many large companies that have substantially greater market presence, financial, technical, and marketing and other resources than we have. We compete directly or indirectly with the following categories of companies:

     o Established online services, such as America Online, the Microsoft Network, and Earthlink;

     o    Local, regional and national ISPs, public or privately owned;

     o National and regional telecommunications companies, such as AT&T and Verizon;

     o    Cable TV and online services;

     o    Satellite companies, such as Direct TV and Starband; and

     o    Large independent DSL providers.

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

     See note 2 of the Notes to Consolidated Financial Statements for the terms of certain of our recent acquisitions.

Company Strategy and Restructuring Program

     During 1998, the Company announced, as a strategic goal, to become a leading provider of Internet access, development, and presence services for small and medium-sized businesses throughout the United States. To achieve this objective, we embarked on a program to expand our network infrastructure and internet dial-up access subscriber base by acquiring local and regional ISPs, utilizing acquired web portal and e-commerce websites as a vehicle to promote the sale of our Internet services, and developing co-marketing alliances with value-added partners.

     During the period between October 1998 and September 2000, Frontline acquired 18 companies, and as a result grew our monthly revenue from $30,000 to approximately $500,000 per month at December 31, 2001, and acquired two web-portal websites: WoWFactor.com'r' and iShopNetworks'sm'.

     Marketplace and technological changes during this two-year period caused the company to revise our strategy and restructure our operations during the last two quarters of the year 2000, and in 2001. We refined our product offerings to exclude numerous low margin products and services as well as those which were no longer in high demand, and raised our standard pricing for dial up customers to between $17.95 and $19.95 per month. As a result, our actual customer count decreased, while our revenue remained fairly constant. In an effort to offset the reduction in customers, we added a broadband satellite access product line in late 2001, and began reselling local and long distance voice services in March, 2002 through a number of providers including Allegiance Communications.

     In addition, the marketplace failure of many so-called dot-com companies and our inability to cost-effectively market our core products through our owned websites resulted in our decision to abandon the use of web-portals as a primary marketing tool of the Company. As a result, during January 2001, we announced the sale of a majority of our equity interest in iShopNetworks, Inc. and the closure of our WoWFactor.com'r' web-portal. We also announced that we would cease funding our subsidiary, CLEC Communications Corp.

     In 2001 the DSL market also suffered turmoil with many substantial DSL providers entering bankruptcy or ceasing operations. As a result, we sustained a loss of certain DSL customers and revenues. However, we continue offering the DSL product line through Focal Communications Corp., Covad Communications Group Inc. and Network Access Solutions Corp.

     During the last quarter of 2000, and in 2001, we executed a restructuring program (the "Restructuring Program") designed to consolidate our operations and improve cost-effectiveness, combine personnel of our key products and customer service divisions to leverage our manpower skills, and upgrade our access network infrastructure. As of April 1, 2002, we have accomplished the following in connection with our Restructuring Program:

     o Total workforce reduction of about 70%, from a high of approximately 120 employees to 36 employees as of April 1, 2002.

     o Elimination of our marginal products and services, reducing the number of discrete product offerings from over 100 to approximately 25;

     o Upgrading and improvement of our user-friendly website (www.fcc.net) promoting our products and services, and allowing for on line ordering;

     o Development of a third-party network of selling agents (VARs) for the sales and marketing of our products and services, which had approximately 130 Frontline VARs registered as of March 8, 2002;

     o    Closure of two of our four offices and the consolidation of two owned
          POPs;

     o Integration of our Product and Customer Service Divisions at our Pearl River, New York headquarters including closure of our Howell, New Jersey Call Center; and

     o Discontinuation of expenditures related to our CLEC Communications Corp. subsidiary.

     We intend to continue our efforts to reduce costs, without sacrificing the levels of service we provide to our customers, while adjusting our business strategy, where necessary, in response to changing technology, market conditions, and financial matters.

Trademarks and Service Marks

     We have made applications for federal trademark registration and claim rights for the following trademarks: WOWFactor; WOWFactor Women on the Web; Frontline.net; Frontline.net Effortless E-Commerce and Internet Access (name and logo); Effortless E-Commerce & Internet Access; and Frontline Communications Corp. We have received a notice of allowance from the U.S. Patent and Trademark Office with respect to the following marks: WOWFactor.com and WOWFactor design. All other trademarks and service marks used in this report are the property of their respective owners.

Industry Regulation

     The following summary of regulatory developments and legislation does not describe all present and proposed federal, state and local regulations and legislation affecting us and our industry. Other federal, state and local legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change the manner in which our industry operates. Neither the outcome of these proceedings, nor their impact upon us or our industry, can be predicted at this time.

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

     One area in which Congress attempted to regulate information over the Internet involved the dissemination of obscene or indecent materials. Certain provisions of the Telecommunications Act of 1996 relating to indecent communication over the Internet, generally referred to as the Communications Decency Act, were found to be unconstitutional by the U.S. Supreme Court in 1997. In October 1998, Congress enacted the Child Online Protection Act, which requires that online material that is "harmful" to minors be restricted. This law is currently being challenged in federal district court. On February 1, 1999, a U.S. District Court judge issued a preliminary injunction against enforcement of portions of that act and the U.S. Department of Justice has appealed that decision. The Protection of Children from Sexual Predators Act of 1998 creates an affirmative obligation of providers of electronic communication services to report certain violations of child pornography laws. Some states also have adopted, or may adopt in the future similar requirements. The constitutionality of such state requirements remains unsettled at this time.

     Future laws and regulations could be adopted to address matters such as user privacy, copyright and trademark protection, pricing, consumer protection, characteristics and quality of Internet services, libel and defamation, and sales and other taxes. Internet-related legislation and regulatory policies are continuing to develop, and we could be subject to increased regulation in the future. Laws or regulations could be adopted in the future that may decrease the growth and expansion of the Internet's use, increase our costs, or otherwise adversely affect our business.

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

     In October 1999, our CLEC subsidiary entered into an interconnection agreement with Bell Atlantic in New York. That agreement expired by its terms in June 2000. In November 2000, we announced that, as part of the Company's Restructuring Program we would not invest any further capital in our CLEC subsidiary. We have ceased developing and marketing of our CLEC subsidiary, and it is currently inactive.

Employees

     As of April 1, 2002, we had 36 employees including 4 executive officers. We also engage part-time employees from time to time. None of our employees are represented by a union. We consider our employee relations to be good.

Item 2. Properties

     Our executive offices are located in Pearl River, New York, where we lease approximately 12,000 square feet of space through a lease that expires in August of 2004. We also lease approximately 2,700 square feet of space in Babylon, New York that was assumed in connection with our purchase of PNM group, Inc. (d/b/a) Planet Media. The lease expires in August of 2003. The aggregate annual rent of for the two offices is approximately $308,000.

     In 2001, as a part of our Restructuring Program, we closed our regional offices in Delaware and Virginia and have terminated the leases with the landlords. We lease approximately 2,400 square feet in Howell, New Jersey under a lease that expires in May 2004 and provides for monthly rental of approximately $3,500. We have closed our office at this location and are attempting to terminate the lease.

     We also lease space (typically, less than 100 square feet) in various geographic locations to house the telecommunications equipment for each of our POPs. Leases for the POPs have various expiration dates through April 2003. Aggregate annual rentals for POPs are approximately $12,000.

Item 3. Legal Proceedings

     The Company is subject to various proceedings in the normal course of its business. We do not anticipate any substantial impact or effect on the Company from any such proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Market Information. Commencing on February 7, 2000 our Common Stock has been listed on the American Stock Exchange ("AMEX") under the symbol "FNT". From May 14, 1998 until February 7, 2000, our Common Stock was traded on the NASDAQ SmallCap Market under the symbol "FCCN". The following table sets forth, for the periods indicated, the range of the high and low closing prices for the Common Stock as reported by NASDAQ and AMEX.

Fiscal Year Ended December 31, 2000                  High             Low
-----------------------------------                  ----             ---
First Quarter                                        8.00            4.25

Second Quarter                                       4.00            1.125

Third Quarter                                        1.50            1.00

Fourth Quarter                                       1.00            .156

Fiscal Year Ended December 31, 2001                  High             Low
-----------------------------------                  ----             ---
First Quarter                                         .31             .18

Second Quarter                                        .59             .18

Third Quarter                                         .27             .15

Fourth Quarter                                        .38             .15

     The number of record holders of our Common Stock was 180 as of April 1, 2002. We believe that there are in excess of 2,700 beneficial owners of our Common Stock.

     Dividend Policy. To date, we have not declared or paid any cash dividends on our common stock. The payment of dividends on our common stock, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition and other relevant factors such as the rights of holders of capital stock that ranks senior with respect to dividends, such as our Series B Convertible Redeemable Preferred Stock. We presently intend to retain any earnings to finance our business and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future.

     Holders of our Series B Convertible Redeemable Preferred Stock are entitled to receive annual cumulative dividends of $.60 per share payable semi-annually in June and December of each year. The dividends are paid in cash or in shares of Common Stock, in our discretion. In 2001, we elected to pay the June 30 and December 31 dividends in common stock, resulting in a total dividend payment of 779,324 shares valued at $320,910. These issuances were made pursuant to exemptions from registrations under Sections 3(a)(9) and/or 4(2) of the Securities Act of 1933.

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

Overview

     During 2001 and 2000, a significant part of our revenues were derived from providing Internet access services to individuals and businesses. These revenues were comprised principally of recurring revenues from our customer base, leased line connections and various ancillary services. We charge subscription fees, which are billed monthly, quarterly, semi-annually or annually in advance, typically pursuant to pre-authorized credit card accounts. The balance of our revenues during those periods were derived from website design, development and hosting services.

     Monthly subscription service revenue for Internet access is recognized over the period in which services are provided. Fee revenues for website design, development and hosting services are recognized as services are performed. Deferred revenue represents prepaid access fees by customers.

Acquisitions

     Acquisitions, through 2000, had historically been an important aspect of our growth strategy. In 2000, we acquired substantially all of the assets of The PressRoom Online Services, Application Resources Information Services, Inc d/b/a Way Communications, The First Street Corporation, Wizardnet, Inc., Delanet, Inc. (internet access service providers) and PNM Group, Inc., a Web design company. We also acquired certain customers of Double D Network Services, Inc. pursuant to an agreement whereby we paid Double D a referral fee for each Double D customer who signed up for our dial-up service. In 1999, the Company completed the following acquisitions; Webprime, Inc., a website design, web development and software development firm; Channel iShop.com (now iShopNetworks.com) a company with a marketing concept targeting retail businesses; assets relating to the dial-up internet access customer base and web design and hosting capabilities of United Computer Specialist, Inc; a customer base of DSL customers of Lingua Systems, Inc. d/b/a Fullwave Networks; a customer base of additional dial-up customers of Skyhigh Information Technologies and Fronthost LLC, a company in the business of providing web hosting and design services.

     All of the acquisitions were accounted for using the purchase method of accounting with the results of each acquisition included in the consolidated financial statements from the respective acquisition date. Our acquisitions resulted in our recording significant intangible assets. During the years ended December 31, 2001 and 2000, due to changes in circumstances, we determined that the carrying amount of our intangible assets resulting from certain of our prior acquisitions were impaired. Accordingly, during the years ended December 31, 2001 and 2000, we recorded an impairment charge of $ 2,800,000 and $2,300,000, respectively, on these assets. See note 2 of the Notes to Consolidated Financial Statements.

Restructuring Program.

     In October 2000, we initiated a Restructuring Program designed to, among other things, reduce our operating losses. The program consists of reductions of personnel, reduction in marketing and promotional expenses, consolidation of certain operations, exit from certain marginal product lines not related to our core business, and closure of regional offices.

     We believe that the Restructuring Program and related cost reductions, will permit us to maintain service quality to our customers while our more focused product offering portfolio will enhance our ability to grow our revenue base. To date we have realized significant cost reductions and we hope to reduce additional costs in 2002. However, there can be no assurance that the Restructuring Program will achieve the desired results, that there will not be any disruption of any services offered by us, or resulting loss of revenues from reduced product lines and marketing expenditures.

Results of Operations

Comparison of Years ended December 31, 2001 and 2000

Revenues. Revenues increased for the year ended December 31, 2001 by $1,175,804 or 22.1% over the prior year. The increase was attributable mainly to an expanded customer base. The increase in customer base was principally due to acquisitions and due to our internal marketing efforts.

Cost of Revenues. For the year ended December 31, 2001, cost of revenues increased by $222,155 to $3,482,954. As a percentage of revenues, cost of revenues decreased to 53.6% from 61.2%. The absolute dollar increase in cost of revenues was due principally to increased communication and technical personnel expenses incurred to support the increased revenue base.

Selling, General and Administrative. For the year ended December 31, 2001 selling, general and administrative expenses decreased by $4,722,549. As a percentage of revenues, selling, general and administrative expenses decreased from 161.1% in 2000 to 59.4% in 2001. The decrease in selling, general and administrative expenses was due to cost reductions realized through the Restructuring Program.

Depreciation and Amortization. For the year ended December 31, 2001, depreciation and amortization decreased by $674,363 to $2,943,678. The decrease was due to reduced amortization resulting from intangibles written off as impaired in the fourth quarter of 2000.

Non cash compensation charges. In September 2001, we granted 1,376,700 restricted shares of our common stock to our employees under the Company's 2001 Stock Incentive Plan. Accordingly, $206,505 representing the fair value of the shares granted, was charged to operations as a non-cash compensation charge. During 2000, we recognized a non-cash compensation charge of $63,095 for shares issued in exchange for services from consultants and for shares repurchased from an officer.

Impairment of intangibles.

     During the year ended December 31, 2001, due to changes in circumstances, we determined that the carrying amount of intangible assets of The PressRoom Online Services, Wizardnet, Inc., Delanet and PNM Group were impaired. Accordingly we recorded an impairment charge of $2,800,000 on these assets. During the year ended December 31, 2000, due to changes in circumstances, we determined that the carrying amount of intangible assets of WoWFactor, Inc., Roxy Systems, US Online, Inc., Webspan Communications, iShop Networks, Webprime, Inc., Skyhigh Information Technologies, UCS Web Design, Application Resources Information Services, Inc., and The First Street Corporation were impaired. Accordingly we recorded an impairment charge of $2,300,000 on these assets.

Interest Expense. Interest expense, net of interest income for 2001 was $77,891 compared to a net interest income of $247,981 for 2000. As the proceeds of our public offering of Series B Convertible Redeemable preferred stock has been used to fund operations, interest income decreased in 2001.

Net loss. For the year ended December 31, 2001, net loss decreased by 42.5% or $5,206,168 to $7,029,287 compared to a net loss of $12,235,455 in 2000. We incurred significant losses as revenues generated were not sufficient to offset the substantial up-front expenditures and operating costs associated with attracting and retaining additional customers.

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

Liquidity and Capital Resources.

     Our working capital deficiency at December 31, 2001 was $1,725,323 compared with a working capital deficiency of $585,196 at December 31, 2000. The increase in working capital deficiency was mainly due to operating losses.

     Our primary capital requirements are to fund acquisition of customer bases and related Internet businesses, install network equipment, and working capital. To date, we have financed our capital requirements primarily through issuance of debt and equity securities. We currently do not have any bank lines of credit. The availability of capital resources is dependent upon many factors, including, but not limited to, prevailing market conditions, interest rates, and our financial condition.

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

     In March 2002, we obtained executed subscriptions from investors representing $200,000 of gross proceeds, in our private offering of 8% convertible notes and common stock purchase warrants. We will issue to the investors an aggregate principal amount of $200,000 of the convertible notes, which will mature three years from the date of issuance, and warrants to purchase an aggregate of 1,000,000 shares of our common stock. We anticipate that the offering will be consummated in April 2002.

     Our capital expenditures for 2002 are expected to range between $36,000 to $50,000. Based on current plans, management anticipates that the cash on hand, the proceeds from the Company's private offering of convertible notes and common stock purchase warrants which is expected to be consummated in April 2002 and expected recurring revenues from operations will satisfy our capital requirements through at least the end of 2002. However, our need for additional capital may be affected by the outcome of our ongoing efforts to reduce our operating expenses and our ability to maintain our existing revenue base. Our ability to maintain our existing revenue base is dependent upon many factors such as the continued viability of the DSL providers through whom we offer DSL service and increased competition in the markets we serve for our Internet access products from cable and other Internet Service providers. If we are not successful in maintaining our existing revenue base and implementing certain cost cutting measures, we may need additional financing in 2002 to continue operations as currently conducted. We have no available standby sources of financing and there can be no assurance that any additional financing, if required, will be available to us on acceptable terms, or at all.

Item 7. Financial Statements.

     The financial statements appear in a separate section of this report following Part III.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Information regarding the Company's change in accountants may be found in the Company's Form 8-K for the event dated January 10, 2001.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The directors and executive officers of the Company are as follows:

Name                       Age      Position
----                       ---      ---------
Stephen J. Cole-Hatchard   44       Chairman of the Board and Chief
                                    Executive Officer

Nicko Feinberg             30       President, Chief Operating
                                    Officer and Director

Vasan Thatham              44       Vice President and Chief
                                    Financial Officer

Amy Wagner-Mele            33       Executive Vice President,
                                    Secretary and General Counsel

Ronald C. Signore          41       Director

William A. Barron          52       Director

Stephen D. Crocker         57       Director

         Stephen J. Cole-Hatchard has been our Chairman and Chief Executive Officer. Mr. Cole-Hatchard was our Vice President of Finance from February 1997 to August 1997, our President from August 1997 to July 2001, and has been one of our directors since February 1997. Mr. Cole-Hatchard was Chief Financial Officer of Hudson Technologies, Inc., a refrigerant services company specializing in recovery and decontamination services, from 1993 to 1996, and has been a licensed attorney since 1988.

         Nicko Feinberg founded our Company in 1995, has been a director since November 1996, and was appointed President and Chief Operating Officer in July 2001. He was Executive Vice President of Technology from November 1996 to July 2001, and Chief Information Officer from August 1997 to July 2001. Mr. Feinberg was a Sales Manager and, from April 1991 to April 1994, a Sales Account Executive for Microage Computer Outlet, Inc., a company engaged in computer sales.

         Vasan Thatham has been our Vice President and Chief Financial Officer since February 1999. From 1994 through 1998, Mr. Thatham was Vice President and Chief Financial Officer of Esquire Communications Ltd., a company engaged in providing legal support services.

         Amy Wagner-Mele has been our Vice President and General Counsel since December 1998 and our Secretary since September 1998, and was our Vice President, Secretary and Corporate Counsel from September 1998 to December 1998. From September 1997 to August 1998, Ms. Wagner-Mele was an associate with the law firm of Winston & Strawn. From 1993 to August 1997, Ms. Wagner-Mele was an associate with the law firm of Podvey, Sachs, Meanor, Catenacci, Hildner & Cocoziello, P.C.

         Ronald C. Signore has been one of our directors since December 1997. Mr. Signore has been a partner in the accounting firm of Gray, Signore & Co., LLP for more than the past five years.

         William A. Barron has been one of our directors since January 2000. Prior to retirement, Mr. Barron served as Vice President and Chief Financial Officer of Hudson Technologies, Inc. from July 1996 to March 1997. Prior to that, Mr. Barron was President and Chief Operating Officer for Diagnostek, Inc., a pharmacy benefit management company, from May 1994 to October 1995 and Executive Vice President and Chief Financial Officer for Diagnostek, Inc. from March 1993 to April 1994. From February 2001 through July 2001, as part of the Restructuring Program, Mr. Barron served as interim Vice President and Chief Operating Officer of the Company.

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

Item 10. Executive Compensation.

         The following table sets forth compensation paid to our Chief Executive Officer and our three other most highly compensated executive officers (each of whom was serving at the end of our fiscal year ended December 31, 2001) during the years ended December 31, 1999, 2000 and 2001. No other executive officer of the Company received aggregate compensation which exceeded $100,000 during the year ended December 31, 2001. We refer to these four executive officers as our "Named Executives".


                                                                                 Long-Term Compensation
                                                                                 ----------------------
                                                                                         Awards
                                                                                         ------
                                                                                  Securities Underlying
Name and Principal Position           Year      Salary      Bonus                    Options/SAR(#)
---------------------------           ----      ------      -----                    --------------
Stephen J. Cole-Hatchard               2001    $114,423     $67,725 (1)                  52,000
  Chief Executive Officer              2000     117,692      34,500                      25,000
                                       1999     115,256           0                     146,000

Nicko Feinberg                         2001    $109,518     $49,175 (2)                  52,000
  President                            2000     110,000      24,500                      27,000
                                       1999     108,615           0                     146,000

Amy Wagner-Mele                        2001    $109,518     $22,425 (3)                  52,000
  Vice President                       2000     110,000      32,000                      12,000
                                       1999     108,615           0                      26,000

Vasan Thatham                          2001    $109,518     $15,051 (4)                  27,000
 Chief Financial Officer               2000     110,000      18,500                      12,000
                                       1999      80,769                                  61,000

(1) Includes $43,725 representing the fair market value on the date of the award of 291,500 shares of common stock issued under our 2001 Stock Incentive Plan.

(2) Includes $35,175 representing the fair market value on the date of the award of 234,500 shares of common stock issued under our 2001 Stock Incentive Plan.

(3) Includes $22,425 representing the fair market value on the date of the award of 149,500 shares of common stock issued under our 2001 Stock Incentive Plan.

(4) Includes $13,425 representing the fair market value on the date of the award of 89,500 shares of common stock issued under our 2001 Stock Incentive Plan.

         The following table sets forth information regarding options granted during the year ended December 31, 2001 to our Named Executives:

                            Options/SAR Grants in Year Ending December 31, 2001

                            Number of Shares         % of Total
                            Underlying               Options/SAR
                            Options/ SARs            Granted                   Exercise Price      Expiration
                            Granted                  in Year                      ($/share)           Date
                            -------                  -------                      ---------           ----
Stephen J.                   52,000                  11.69%                        $0.22             3/31/06
     Cole-Hatchard

Nicko Feinberg               52,000                  11.69%                        $0.22             3/31/06

Amy Wagner-Mele              52,000                  11.69%                        $0.22             3/31/06

Vasan Thatham                27,000                   6.07%                        $0.22             3/31/06


         All of the options granted were exercisable at December 31, 2001.

         The following table sets forth information concerning the number of options owned by our Named Executives, the value of any in-the-money unexercised options as of December 31, 2001 and information concerning options exercised by our Named Executives during the year ended December 31, 2001:

                            Aggregated Option Exercises and Year-End Option/SAR Values

                                Shares                       Number of Securities           Value of Unexercised
                               Acquired       Value         Underlying Unexercised              In-The-Money
                             On Exercise   Realized ($)   Options/SARs at 12/31/2001     Options/SARs at 12/31/2001
                             -----------   ------------   --------------------------     --------------------------

                                                          Exercisable   Unexercisable    Exercisable    Unexercisable
                                                          -----------   -------------    -----------    -------------
Stephen J.Cole-Hatchard           0             $0          301,000        1,000             $0               $0

Nicko Feinberg                    0             $0          244,000        1,000             $0               $0

Amy Wagner-Mele                   0             $0          149,000        1,000             $0               $0

Vasan Thatham                     0             $0           99,000        1,000             $0               $0

         The year-end values for unexercised in-the-money options represent the positive difference between the exercise price of the options and the year-end market value of our common stock. An option is "in-the-money" if the year-end fair market value of our common stock exceeds the option exercise price. The closing sale price of our common stock on December 28, 2001 was $.18.

Employment Agreements

         We have entered into employment agreements with Messrs. Feinberg and Cole-Hatchard that provide for an annual base compensation of not less than $88,000 and $45,000, respectively, and such bonuses as the Board of Directors may, in its sole discretion, from time to time determine. We entered into an employment agreement with Amy Wagner-Mele pursuant to which Ms. Wagner-Mele agreed to serve as Corporate Counsel at a salary of not less than $98,000 per annum. The employment agreements with Messrs. Feinberg and Cole-Hatchard expire in August 2002, and the employment agreement with Ms. Wagner-Mele expires in September 2002. All are subject to automatic successive one year renewals unless either we or the employee gives notice of intention not to renew the agreement. With the exception of Mr. Cole-Hatchard, the employment agreements provide for employment on a full-time basis and contain a provision that the employee will not compete or engage in a business competitive with our current or anticipated business during the term of the employment agreement and for a period of two years thereafter. We have entered into a month-to-month employment agreement with Mr. Thatham that provides for a base salary at a rate of $95,000 per year.

         All of the employment agreements provide for each of the employees to be paid additional compensation equal to 295% of their annual base salary in the event of a change of ownership or effective control of our company (as defined in the agreements).

Director Compensation

         Non-employee directors received $7,500 in 2001 for attending Board Meetings. In addition, pursuant to our 2001 Stock Incentive Plan, we granted awards of shares of our common stock to the following directors: William Barron
- 87,000; Steven Crocker - 50,000; Ron Signore - 120,832.

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

2001 Stock Incentive Plan

         In June and July 2001, our Board of Directors and stockholders, respectively, adopted our 2001 Stock Incentive Plan ("Incentive Plan") pursuant to which the grant of any or all of the following types of awards may be made under the Incentive Plan (collectively, "Awards"): (1) stock options, (ii) restricted stock, (iii) deferred stock and (iv) other stock-based awards. Awards may be granted singly, in combination, or in tandem, as determined by the administrators of the Incentive Plan. A total of 1,800,000 shares of our common stock, subject to anti-dilution adjustment as provided in the Incentive Plan, have been reserved for distribution pursuant to the Incentive Plan. The maximum number of shares of common stock that may be issued upon the grant of an Award to any individual participant cannot exceed 500,000 shares during the term of the Incentive Plan.

         The Incentive Plan can be administered by our Board of Directors or a committee consisting of two or more non-employee members of the Board of Directors appointed by the Board. The Board or the committee will determine, among other things, the persons to whom Awards will be granted, the type of Awards to be granted, the number of shares subject to each Award and the share price. The Board or the committee will also determine the term of each Award, the restrictions or limitations thereon, and the manner in which each such Award may be exercised or, if applicable, the extent and circumstances under which common stock and other amounts payable with respect to an Award will be deferred. Unless sooner terminated, the Incentive Plan will expire at the close of business on June 20, 2011.

         The Incentive Plan provides for the grant of both incentive stock options and non-qualified stock options. The exercise price of an incentive stock option or a non-qualified stock option will not be less than the fair market value of the shares underlying the option on the date the option is granted, provided, however, that the exercise price of an incentive stock Option granted to a stockholder who possesses more than 10% of the combined voting power of all classes of our stock may not be less than 110% of such fair market value. The aggregate fair market value (determined at the time the option is granted) of the shares of common stock covered by an incentive stock option granted under the Incentive Plan that become exercisable by a grantee for the first time in any calendar year cannot exceed $100,000.

         The Incentive Plan contains anti-dilution provisions authorizing appropriate adjustments in certain circumstances. Shares of Common Stock subject to Awards which expire without being exercised or which are cancelled as a result of the cessation of employment are available for further grants. Options become exercisable in such amounts, at such intervals and upon such terms and conditions as the Board of Directors or the Committee provides.

         Under the Incentive Plan, the Board or the Committee may grant shares of restricted Common Stock either alone or in tandem with other Awards. Restricted and Deferred Stock awards give the recipient the right to receive a specified number of shares of common stock, subject to such terms, conditions and restrictions as the Board or the Committee deems appropriate.

         Other Stock-Based Awards, which may include performance shares and shares valued by reference to the performance of the Company or any parent or subsidiary of the Company, may be granted under the Incentive Plan either alone or in tandem with other Awards.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information, as of March 8, 2002 relating to the beneficial ownership of shares of Common Stock by: (i) each person or entity who is known by the Company to own beneficially five percent or more of the outstanding Common Stock; (ii) each of the Named Executives; (iii) each of the Company's directors; and (iv) all directors and executive officers of the Company as a group.

         Unless otherwise indicated, the address of each beneficial owner is care of: Frontline Communications Corporation, One Blue Hill Plaza, 7th Floor, Pearl River, New York 10965. Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of common stock that they beneficially own.


Name of Beneficial Owner            Number of Shares                   Percentage
                                    Beneficially Owned (1)
Nicko Feinberg                            740,500     (2)                8.1%
Stephen J. Cole-Hatchard                1,060,718     (3)               11.3%
Ronald Signore                            265,696     (4)                2.9%
William Barron                            178,972     (5)                2.0%
Steve Crocker                             100,000     (6)                1.1%
Amy Wagner-Mele                           304,500     (7)                3.3%
Vasan Thatham                             194,500     (8)                2.2%
All Directors and Executive
Officers as a group (seven persons)     2,844,886     (9)               27.9%

(1) We believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)  Includes options to purchase 244,000 shares of Common Stock.

(3) Includes 144,000 shares held by the Cole-Hatchard Family Limited Partnership, of which Mr. Cole-Hatchard is a general partner, options to purchase 301,000 shares of Common Stock and 171,530 shares of Common Stock issuable upon exercise of 50,450 shares of Series B Preferred Stock.

(4) Includes warrants to purchase 41,664 shares of Common Stock and options to purchase 100,000 shares of Common Stock.

(5) Includes options to purchase 87,000 shares of Common Stock and 680 shares of Common Stock issuable upon conversion of 200 Shares of Series B Preferred Stock.

(6)  Includes options to purchase 50,000 shares of Common Stock.

(7)  Includes options to purchase 149,000 shares of Common Stock.

(8)  Includes options to purchase 99,000 shares of Common Stock.

(9) Includes options and warrants to purchase 1,071,664 shares of Common Stock and 172,210 shares of Common Stock issuable upon exercise of 50,650 shares of Series B Preferred Stock.

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits, Lists and Reports on Form 8-K.

         (a) Exhibits

         3.1   Certificate of Incorporation of the Company.'D'

         3.2 Certificate of Amendment of the Certificate of Incorporation of the Company.'D''D''D''D''D''D'

         3.3 Certificate of Amendment of the Certificate of Incorporation of the Company.*

         3.4   By-Laws of the Company.'D'

         4.1   Certificate of Designation of Series A preferred stock.'D''D'

         4.2   Certificate of Designation of Series B preferred stock.*

         10.1 Employment Agreements with Messrs. Stephen Cole-Hatchard, Nicko Feinberg and Michael Olbermann.'D'

         10.2  Employment Agreement with Amy Wagner-Mele.*#

         10.3  Employment Agreement with Vasan Thatham.*#

         10.4 Stock Purchase Agreement dated as of October 1, 1998 by and among the Company, WOWFactor, Inc. and the WOWFactor, Inc. stockholders.'D''D'

         10.5 Form of Registration Rights Agreement among the Company and the WOWFactor, Inc. Stockholders.'D''D'

         10.6 Letter Offer to Purchase Substantially all of the Assets of US Online, Inc.'D''D''D'

         10.7 Asset Purchase Agreement dated as of November 24, 1998 by and among the Company, Webspan, and the sole stockholder of Webspan.'D''D''D''D'

         10.8 Amendment to Asset Purchase Agreement dated December 17, 1998 by and among the Company, Webspan, and the sole stockholder of Webspan.'D''D''D''D'

         10.9 Form of Registration Rights Agreement among the Company and the sole stockholder of Webspan.'D''D''D''D'

        10.10 2001 Stock Incentive Plan.***

        10.11 1997 Stock Option Plan of the Company.'D'

        10.12 Stock Purchase Agreement dated March 25, 1999.'D''D''D''D''D'

        10.13 Registration Rights Agreement dated March 25, 1999.'D''D''D''D''D'

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

        10.20 Office Lease between Registrant and Glorious Sun Robert Martin LLC.'D'

        10.21 Amendment No. 1 to Office Lease.*

        10.22 Amendment No. 2 to Office Lease.*

        10.23 Promissory Note of Amy Wagner-Mele dated as of June 1, 1999.*

        10.24 Asset Purchase Agreement dated June 20, 2000 among Frontline Communications Corp., Delanet, Inc., Michael Brown and Donald McIntire.**

        10.25 Asset Purchase Agreement dated June 20, 2000 among Frontline Communications Corp., Delanet, Inc., Michael Brown and Donald McIntire.**

        21.1  Subsidiaries of the Company.

        23.1  Consent of Goldstein Golub and Kessler LLP.

(Footnotes from previous page)

---------------

* Incorporated by reference to the applicable exhibit contained in the Company's Registration Statement on Form SB-2 (file no.333-92969).

'D' Incorporated by reference to the applicable exhibit contained in the Company's Registration Statement on Form SB-2 (file no. 333-34115).

'D''D' Incorporated by reference to the applicable exhibit contained in the Company's Current Report on Form 8-K dated October 9, 1998.

'D''D''D'          Incorporated by reference to the applicable exhibit contained in the Company's Current Report on Form 8-K dated October 23,
                   1998.

'D''D''D''D'       Incorporated by reference to the applicable exhibit contained in the Company's Current Report on Form 8-K dated
                   December 17, 1998.

'D''D''D''D''D'    Incorporated by referenced to the applicable exhibit
                   contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

'D''D''D''D''D''D' Incorporated by reference to the applicable exhibit contained in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1999.

** Incorporated by reference to the applicable exhibit contained in the Company's Current Report on Form 8-K dated June 20, 2000.

*** Incorporated by reference to Appendix B to the Registrant's definitive proxy statement on Schedule 14A filed with the SEC on July 3, 2001.

#                  Denotes a management compensation plan or arrangement.

         (b) Reports on Form 8-K filed during the quarter ended December 31, 2001:

         Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly signed this report on its behalf by the undersigned, thereunto duly authorized on the 5th day of April 2002.




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



Signature                                   Title                                Date
---------                                   -----                                ----

/s/ STEPHEN J. COLE-HATCHARD                Chief Executive Officer,             April 5, 2002
----------------------------                and Director (Principal
  Stephen J. Cole-Hatchard                  Executive Officer)


/s/ NICKO FEINBERG                          President and Director               April 5, 2002
-------------------
  Nicko Feinberg

/s/ VASAN THATHAM                           Chief Financial Officer              April 5, 2002
------------------                          and Vice President (Principal
  Vasan Thatham                             Financial and Accounting Officer)


                                            Director
----------------------
  Stephen D. Crocker

/s/ RONALD C. SIGNORE                       Director                             April 5, 2002
---------------------
  Ronald C. Signore

/s/ WILLIAM A. BARRON                       Director                             April 5, 2002
---------------------
  William A. Barron

FRONTLINE COMMUNICATIONS
CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================





Independent Auditor's Report                                           F-1


Consolidated Financial Statements:

   Balance Sheet                                                       F-2
   Statement of Operations                                             F-3
   Statement of Stockholders' Equity (Deficiency)                      F-4
   Statement of Cash Flows                                          F-5 - F-6
   Notes to Consolidated Financial Statements                       F-7 - F-16

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Frontline Communications Corporation


We have audited the accompanying consolidated balance sheet of Frontline Communications Corporation and Subsidiaries (the "Company") as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontline Communications Corporation and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 15, 2002

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET
================================================================================

December 31, 2001
------------------------------------------------------------------------------------------------------

ASSETS

Current:
  Cash and cash equivalents                                                               $    602,534
  Accounts receivable, less allowances for doubtful accounts of $248,436                       264,257
  Prepaid expenses and other                                                                    33,023
------------------------------------------------------------------------------------------------------
      Total current assets                                                                     899,814

Property and Equipment, net                                                                  1,267,625

Intangibles, net                                                                               140,738

Other                                                                                          105,493

------------------------------------------------------------------------------------------------------
      Total Assets                                                                        $  2,413,670
======================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable                                                                        $    910,234
  Accrued expenses                                                                             851,713
  Current portion of long-term debt                                                            247,840
  Deferred revenue                                                                             615,350
------------------------------------------------------------------------------------------------------
      Total current liabilities                                                              2,625,137

Long-term Debt, less current portion                                                           858,829
------------------------------------------------------------------------------------------------------
      Total liabilities                                                                      3,483,966
------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Deficiency:
  Preferred stock - $.01 par value; authorized 2,000,000 shares, issued and
    outstanding 527,100 shares (liquidation preference of $7,906,500)                            5,271
  Common stock - $.01 par value; authorized 25,000,000 shares, issued 9,561,197 shares          95,612
  Additional paid-in capital                                                                36,074,277
  Accumulated deficit                                                                      (36,380,804)
------------------------------------------------------------------------------------------------------
                                                                                              (205,644)
  Treasury stock, at cost, 616,646 shares                                                     (864,652)
------------------------------------------------------------------------------------------------------
      Stockholders' deficiency                                                              (1,070,296)
------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Deficiency                                      $  2,413,670
======================================================================================================

                                  See Notes to Consolidated Financial Statements

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF OPERATIONS
================================================================================

Year ended December 31,                                                     2001                 2000
-----------------------------------------------------------------------------------------------------
Revenue                                                              $ 6,503,120         $  5,327,316
-----------------------------------------------------------------------------------------------------

Costs and expenses:
  Cost of revenue                                                      3,482,954            3,260,799
  Selling, general and administrative                                  3,860,999            8,583,548
  Depreciation and amortization                                        2,943,678            3,618,041
  Impairment of intangibles                                            2,827,993            2,285,269
  Noncash compensation charge                                            206,505               63,095
-----------------------------------------------------------------------------------------------------
                                                                      13,322,129           17,810,752
-----------------------------------------------------------------------------------------------------
  Loss from operations                                                (6,819,009)         (12,483,436)

Other income (expense):
  Interest income                                                         53,887              408,356
  Interest expense                                                      (131,778)            (160,375)
  Loss on disposal of property and equipment                            (132,387)
-----------------------------------------------------------------------------------------------------

Net loss                                                              (7,029,287)         (12,235,455)

Beneficial conversion feature of Series B preferred stock                                   5,856,497

Preferred dividends                                                      320,910              337,750
-----------------------------------------------------------------------------------------------------
Net loss available to common shareholders                            $(7,350,197)        $(18,429,702)
=====================================================================================================

Loss per share - basic and diluted                                   $     (1.00)        $      (3.25)
=====================================================================================================

Weighted-average number of shares outstanding - basic and diluted      7,333,221            5,676,129
=====================================================================================================

                                  See Notes to Consolidated Financial Statements

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

----------------------------------------------------------------------------------------------------------------------
Years ended December 31, 2001 and 2000
----------------------------------------------------------------------------------------------------------------------

                                                                                                          Additional
                                                          Preferred Stock           Common Stock           Paid-in
                                                        Shares      Amount       Shares       Amount       Capital
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                              - 0 -                 4,484,060    $44,841     $15,147,547

Public offering of Series B preferred stock, net       1,137,300    $11,373         -            -        14,392,187

Purchase of treasury stock, at cost (378,326 shares)        -           -           -            -            -

Common stock issued for services                            -           -           9,094         91          29,254

Exercise of stock options and warrants                      -           -           2,500         25          -

Conversion of Series B preferred stock                  (539,500)    (5,395)    1,834,300     18,343         (12,948)

Beneficial conversion feature of Series B preferred stock   -           -           -            -         5,856,497

Dividends on preferred stock                                -           -           -            -            -

Payments for repricing rights                               -           -         465,961      4,659        (470,019)

Common stock issued to acquire businesses                   -           -         368,878      3,689         627,601

Net loss                                                    -           -           -            -            -

----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                             597,800      5,978     7,164,793     71,648      35,570,119

Purchase of treasury stock, at cost (6,800 shares)          -           -           -            -            -

Conversion of Series B preferred stock                   (70,700)      (707)      240,380      2,404          (1,697)

Common stock issued for services                            -           -       1,376,700     13,767         192,738

Dividends on preferred stock                                -           -         779,324      7,793         313,117

Net loss                                                    -           -           -            -            -

----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                             527,100   $  5,271     9,561,197    $95,612     $36,074,277
======================================================================================================================

-----------------------------------------------------------------------------------------------------------------
Years ended December 31, 2001 and 2000
-----------------------------------------------------------------------------------------------------------------
                                                                                                        Total
                                                                           Treasury                 Stockholders'
                                                           Accumulated      Stock,        Note         Equity
                                                             Deficit       at Cost     Receivable   (Deficiency)
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                             $(10,600,905)   $(264,113)     $(37,500)   $   4,289,870

Public offering of Series B preferred stock, net              -               -             -          14,403,560

Purchase of treasury stock, at cost (378,326 shares)          -           (596,426)       37,500         (558,926)

Common stock issued for services                              -               -             -              29,345

Exercise of stock options and warrants                        -               -             -                  25

Conversion of Series B preferred stock                        -               -             -               -

Beneficial conversion feature of Series B preferred stock  (5,856,497)        -             -               -

Dividends on preferred stock                                 (337,750)        -             -            (337,750)

Payments for repricing rights                                 -               -             -            (465,360)

Common stock issued to acquire businesses                     -               -             -             631,290

Net loss                                                  (12,235,455)        -             -         (12,235,455)

-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                              (29,030,607)    (860,539)         -           5,756,599

Purchase of treasury stock, at cost (6,800 shares)            -             (4,113)         -              (4,113)

Conversion of Series B preferred stock                        -               -             -               -

Common stock issued for services                              -               -             -             206,505

Dividends on preferred stock                                 (320,910)        -             -               -

Net loss                                                   (7,029,287)        -             -          (7,029,287)

-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                             $(36,380,804)   $(864,652)   $   - 0 -     $  (1,070,296)
=================================================================================================================

                                  See Notes to Consolidated Financial Statements

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                             2001                 2000
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                   $(7,029,287)        $(12,235,455)
  Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                                              2,943,678            3,618,041
    Noncash compensation charge                                                  206,505               63,095
    Impairment of intangibles                                                  2,827,993            2,285,269
    Loss on disposal of property and equipment                                   132,387                -
    Changes in operating assets and liabilities, net of effects from acquisitions in 2000:
      Decrease (increase) in marketable securities                             1,808,210           (1,808,210)
      Decrease (increase) in accounts receivable                                 312,567              (83,540)
      Decrease (increase) in prepaid expenses and other                           93,675               (4,390)
      Decrease (increase) in other assets                                         10,597               (7,352)
      (Decrease) increase in accounts payable and accrued expenses              (563,729)             120,973
      Decrease in deferred revenue                                              (474,854)            (127,328)
-------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) operating activities                    267,742           (8,178,897)
-------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Acquisition of property and equipment                                          (51,148)            (353,727)
  Proceeds from disposal of property and equipment                                51,886                -
  Acquisition of businesses, net of cash acquired                                  -               (3,767,447)
-------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities                        738           (4,121,174)
-------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Principal payments on long-term debt                                          (442,915)            (735,839)
  Proceeds from public offering of preferred stock                                 -               14,597,588
  Payments for repricing rights                                                    -                 (465,360)
  Dividends paid                                                                   -                 (337,750)
  Payments to acquire treasury stock                                              (4,113)            (592,676)
-------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities                   (447,028)          12,465,963
-------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                            (178,548)             165,892

Cash and cash equivalents at beginning of year                                   781,082              615,190
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                     $   602,534         $    781,082
=============================================================================================================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                     $   132,000         $    160,375
=============================================================================================================

                                                                     (continued)


                                  See Notes to Consolidated Financial Statements

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                             2001                    2000
----------------------------------------------------------------------------------------------------------------
Supplemental schedule of noncash investing and financing activities:
  Common stock returned for stockholder loan                                       -                  $  (37,500)
================================================================================================================
  Capital lease obligations incurred                                       $      48,098              $  127,747
================================================================================================================
  Dividends on Series B preferred stock paid in common stock               $     320,910                   -
================================================================================================================
  Termination of capital lease:
    Equipment returned                                                             -                  $1,376,037
================================================================================================================
    Capital lease obligation                                                       -                  $  957,327
================================================================================================================
    Accrued expenses                                                               -                  $  418,710
================================================================================================================
  Common stock issued to acquire businesses                                        -                  $  631,290
================================================================================================================
  Notes payable issued in connection with business acquisitions                    -                  $1,093,857
================================================================================================================



                                  See Notes to Consolidated Financial Statements

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

 1.  SUMMARY OF       Frontline Communications Corporation ("Frontline" or the
     SIGNIFICANT      "Company") is an Internet company that offers Internet
     ACCOUNTING       access, Web site development and Internet presence
     POLICIES:        services.

                      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

                      In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. Many of the Company's estimates and assumptions used in the financial statements are related to the Company's industry, which is subject to rapid technological change. It is reasonably possible that changes may occur in the near term that would affect management's estimates with respect to the carrying values of property and equipment and intangibles.

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

                      Intangible assets consist of purchased customer bases. Amortization is computed using the straight-line basis over three years, the expected benefit period. Accumulated amortization amounted to $355,707 at December 31, 2001.

                      Long-lived assets, such as property and equipment, intangibles and customer bases, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. During the years ended December 31, 2001 and 2000, goodwill and purchased customer bases were written down by $2,827,993 and $2,285,269, respectively, due to impairment of such assets.

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

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

                      All costs associated with advertising services are expensed in the period incurred. Advertising expense was approximately $130,000 and $840,000 for the years ended December 31, 2001 and 2000, respectively.

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

                      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142, Business Combinations and Goodwill and Other Intangibles, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company does not believe the adoption of these pronouncements will have a material effect on its financial position and operations.

                      The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company's consolidated financial position or results of operations.

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

 2.  ACQUISITION OF   During 2000, the Company acquired substantially all of the
     BUSINESSES:      assets of The PressRoom Online Services, Application
                      Resources Information Services, Inc. (d/b/a Way
                      Communication) ("Way"), The First Street Corporation
                      ("First Street"), Wizardnet, Inc. (all Internet service providers) and PNM Group, Inc. ("PNET"), a Web development company. The aggregate consideration for these acquisitions consisted of approximately $1,694,000 in cash
                      (including transaction-related costs), 168,878 shares of common stock (approximately $369,000) and $365,000 in promissory notes. In addition, if certain performance criteria are met during the 24-month period ending October
                      31, 2002, the former stockholders of PNET are entitled to a contingent payment of up to $800,000 in cash and promissory notes.

                      During 2000, the Company also acquired substantially all of the assets of Delanet, Inc. ("Delanet"), an Internet service provider, in consideration of $2,100,000 in cash (including transaction-related costs), assumption of approximately $1,354,000 of liabilities, 200,000 shares of common stock (approximately $321,000) and a promissory note in the principal amount of approximately $729,000. This acquisition resulted in the recording of approximately $4,034,000 of intangible assets.

                      All of the 2000 acquisitions were accounted for using the purchase method of accounting with the results of operations of each acquisition included in the consolidated financial statements from the respective acquisition date. The acquisitions resulted in the recording of intangibles of approximately $6,802,000 and were being amortized over the expected benefit period of three years.

                      A summary of the assets acquired, liabilities assumed and the resulting intangible assets is as follows:

                      Purchase price                                  $5,299,000
                      Acquisition costs                                  220,000
                      ----------------------------------------------------------
                                                                       5,519,000
                      ----------------------------------------------------------

                      Assets acquired                                    733,000
                      Liabilities assumed                              2,016,000
                      ----------------------------------------------------------
                                                                       1,283,000
                      ----------------------------------------------------------

                         Intangible assets                            $6,802,000
                      ==========================================================

                      During the year ended December 31, 2001, due to changes in circumstances, the Company determined that the carrying amount of intangible assets of The PressRoom Online Services, Wizardnet, Inc., Delanet and PNET was impaired. Accordingly, the Company recorded an impairment charge of approximately $2,800,000 on these assets. The impairment of PNET was partially offset by the settlement of the $300,000 promissory note, due to the former PNET shareholders, for $30,000.

                      During the year ended December 31, 2000, due to changes in circumstances, the Company determined that the carrying amount of intangible assets of WoWFactor'TM', Inc., Magic Carpet, US Online, Inc., Webprime, I-Shop, Skyhigh,

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                      Way and First Street was impaired. Accordingly, the Company recorded an impairment charge of approximately $2,300,000 on these assets.

                      The following pro forma consolidated financial information has been prepared to reflect the 2000 acquisitions. The pro forma financial information is based on the historical financial statements of the Company and those of the acquired businesses. The accompanying pro forma operating statements are presented as if the acquisitions occurred on January 1, 2000. The pro forma financial information is unaudited and is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisitions had been completed as of January 1, 2000, and neither is it necessarily indicative of the results of operations for future periods.

                      Year ended December 31, 2000
                      ----------------------------------------------------------
                      Revenue                                       $  7,606,595
                      Net loss                                       (19,676,989)
                      Net loss per share - basic and diluted               (3.35)
                      ----------------------------------------------------------

                      The above unaudited pro forma consolidated financial information has been adjusted to reflect amortization of intangibles as generated by the acquisitions over a three-year period.

 3.  PROPERTY AND     Property and equipment, at cost, consists of the following
     EQUIPMENT:       at December 31, 2001:

                                                                                            Estimated
                                                                                              Useful
                                                                                               Life
                      --------------------------------------------------------------------------------
                      Computer and office equipment                     $ 2,622,467       3 to 5 years
                      Furniture and fixtures                                 74,825            5 years
                      Leasehold improvements                                143,014         Lease term
                      --------------------------------------------------------------------------------

                                                                          2,840,306
                      Less accumulated depreciation and amortization     (1,572,681)

                      --------------------------------------------------------------------------------
                                                                        $ 1,267,625
                      ================================================================================

                      Depreciation and amortization for each of the years ended December 31, 2001 and 2000 amounted to approximately $689,000 for each year.

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

 4. ACCRUED           Accrued expenses consist of the following at December 31,
    EXPENSES:         2001:

                      Accrued Internet connection and telephone         $355,954
                      Lease cancellations and related costs              313,036
                      Accrued professional fees                           40,618
                      Accrued wages and salaries                          98,501
                      Other                                               43,604
                      ----------------------------------------------------------
                                                                        $851,713
                      ==========================================================

 5. LONG-TERM         Long-term debt consists of the following at December 31,
    DEBT:             2001:

                      Present value of net minimum lease payments (a)                        $  378,069
                      Promissory note payable (b)                                               728,600
                      ---------------------------------------------------------------------------------
                                                                                              1,106,669
                      Less current portion of present value of net minimum lease payments       247,840
                      ---------------------------------------------------------------------------------
                                                                                             $  858,829
                      =================================================================================

                      (a) The Company leases computer and other equipment under
                          capital leases. The assets acquired under capital leases have a cost of approximately $1,174,000 and accumulated depreciation of approximately $609,000 as of December 31, 2001.

                          The following is a schedule of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments at December 31, 2001:

                          Year ending December 31,

                                    2002                                $289,373
                                    2003                                 129,273
                                    2004                                  10,958
                                    2005                                   1,279
                          ------------------------------------------------------
                          Total minimum lease payments                   430,883
                          Less amount representing interest               52,814
                          ------------------------------------------------------
                          Present value of net minimum lease payments    378,069
                          Less current portion                           247,840
                          ------------------------------------------------------
                                 Long-term lease obligations            $130,229
                          ======================================================

                      (b) A promissory note, issued as part of a business
                          acquisition, in the principal amount of $728,600. The promissory note bears interest at 4% and is payable in June 2003. The Company has the option to convert the principal amount due under the promissory note to shares of its common stock at a conversion price of $8 per share (significantly greater than the market value of the common stock at the acquisition date), under certain circumstances, as defined in the acquisition agreement, such as the market price of the Company's common stock exceeding $10 per share.

                          The carrying amount of the Company's long-term debt approximates fair value using the Company's estimated incremental borrowing rate.

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

 6. COMMITMENTS AND   The Company rents office space and equipment under
    CONTINGENCIES:    operating lease agreements expiring at various dates
                      through 2005.

                      Future minimum rental payments required under operating leases are approximately as follows:

                      2002                                             $349,000
                      2003                                              314,000
                      2004                                              216,000
                      ---------------------------------------------------------
                                                                       $879,000
                      =========================================================

                      Rental expense was approximately $438,000 and $409,000 for the years ended December 31, 2001 and 2000, respectively.

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

7. STOCK OPTIONS:     The Company has a stock option plan (the "Plan"), which
                      authorizes the issuance of incentive options and nonqualified options to purchase up to 2,000,000 shares of common stock. The Plan has a 10-year term. The board retained the authority to determine the individuals to whom, and the times at which, stock options would be granted, along with the number of shares, vesting schedule and other provisions related to the stock options.

                      The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations by recording compensation expense for the excess of fair market value over the exercisable price per share, as of the date of the grant, in accounting for its stock options.

                      SFAS No. 123 requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company's stock options had been determined in accordance with the fair-value-based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the date of the grant using the Black Scholes option-pricing model

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                      with the following weighted-average assumptions used for options in 2001 and 2000:

                                                               2001                 2000
                      ------------------------------------------------------------------
                      Risk-free interest rate                 4.65%       5.78% to 7.15%
                      Expected life                         5 years              5 years
                      Expected volatility                      169%               168.7%
                      Dividend yield                           None                 None
                      ------------------------------------------------------------------

                      Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                             2001             2000
                      ----------------------------------------------------------------------------
                      Net loss available to common shareholders:
                        As reported                                   $(7,350,197)    $(18,429,702)
                        Pro forma                                      (7,450,307)     (19,858,249)
                      Net loss per share (basic and diluted):
                        As reported                                         (1.00)           (3.25)
                        Pro forma                                           (1.02)           (3.50)
--------------------------------------------------------------------------------------------------

                      A summary of the status of the Company's stock option plan as of December 31, 2001 and 2000, and changes during the years ended on those dates, is presented below:

                      December 31,                                  2001                          2000
                      -----------------------------------------------------------------------------------------
                                                                          Weighted-                   Weighted-
                                                                          average                      average
                                                                          Exercise                    Exercise
                                                             Shares         Price         Shares        Price
                      -----------------------------------------------------------------------------------------
                      Outstanding at beginning of year      1,347,768       $4.19        1,327,868       $4.71
                      Granted                                 445,000        0.22          221,600        1.06
                      Exercised                                -              -             (2,500)       2.50
                      Forfeited                              (333,868)       4.97         (199,200)       2.05
                      -----------------------------------------------------------------------------------------
                      Outstanding at end of year            1,458,900       $2.67        1,347,768       $4.05
                      =========================================================================================

                      Options exercisable at year-end       1,442,900       $2.64        1,304,969       $3.98
                      =========================================================================================

                      Weighted-average fair value of
                       options granted during the year         -            $0.21           -            $1.00
                      =========================================================================================

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                      The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                                      Options Outstanding                Options Exercisable
                                         -----------------------------------------   ---------------------------
                                             Number                      Weighted-       Number      Weighted-
                                         Outstanding at     Remaining     average    Exercisable at   average
                          Range of        December 31,     Contractual   Exercise     December 31,   Exercise
                      Exercise Prices         2001            Life         Price          2001         Price
                      ------------------------------------------------------------------------------------------
                      $0.22 to $1.00          583,000          4.1         $0.30         583,000       $0.30
                      $1.00 to $2.50          243,600          1.5         $2.28         243,600       $2.28
                      $2.50 to $4.00           97,000          1.8         $3.58          97,000       $3.58
                      $4.00 to $6.00          462,300          2.9         $5.15         446,300       $5.13
                      $6.00 to $8.50           73,000          2.1         $6.10          73,000       $6.10
                      ------------------------------------------------------------------------------------------
                                            1,458,900                                  1,442,900
                      ==========================================================================================

 8. STOCKHOLDERS'     In January 2000, the Company's stockholders approved an
    EQUITY            amendment to the Certificate of Incorporation of the
    (DEFICIENCY):     Company increasing the number of authorized shares of
                      preferred stock to 2,000,000.

                      In 1999, the Company sold through private placements 499,889 shares of its common stock to two investors for an aggregate price of $4,250,000 with net proceeds to the Company of $3,795,000. The Company issued warrants to purchase 68,175 shares of common stock at prices ranging from $5.23 to $13.85 per share. The Company had granted the investors repricing and redemption rights based on the future market price of its common shares. In March 2000, the Company issued 65,961 shares of common stock pursuant to the repricing rights. In May 2000, the Company acquired 16,312 shares of common stock for $34,663 from the private investors. In addition, the Company paid $165,359 for repricing rights, which has been charged to additional paid-in capital. In September 2000, the Company entered into an agreement with the two private investors whereby the Company agreed to pay $300,000 in cash and issue 400,000 shares of common stock to resolve certain issues of interpretation that arose out of redemption and repricing rights. This agreement eliminated any additional rights the parties had for additional common stock or cash under the original agreement. The amount paid pursuant to the agreement has been charged to additional paid-in capital.

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

                      In February and March 2000, the Company sold in a public offering 1,137,300 shares of Series B Convertible Redeemable preferred stock at $15 per share and realized net proceeds of approximately $14,404,000. Approximately $194,000 of the offering costs was incurred in 1999. The preferred stock can be converted into common stock at the rate of 3.4 shares of common stock for each share of preferred stock. Preferred stockholders are entitled to receive cumulative annual dividends of $.60 per share payable semiannually either in cash or shares of the

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                      Company's common stock at the sole discretion of the Company. Further, preferred stockholders are entitled to receive a liquidation preference of $15 per share, plus accrued dividends. The Company has the option to redeem the preferred stock under certain circumstances.

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

                      In April 2000, the Company's board of directors authorized the Company to purchase up to $1,000,000 worth of its common stock from time to time, as the Company deems appropriate, through open market purchases or in privately negotiated transactions. As of December 31, 2001, the Company had acquired 385,126 shares of common stock including 16,312 shares from the private placement investors for an aggregate consideration of approximately $600,000.

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

                      During 2001, the Company issued: (i) 240,380 shares of common stock upon conversion of 70,700 shares of Series B Convertible Redeemable preferred stock and (ii) 779,324 shares of common stock as dividends to the holders of Series B Convertible Redeemable preferred stock.

                      At December 31, 2001, there were warrants outstanding to purchase an aggregate of 2,878,475 shares of common stock at exercise prices ranging between $4.80 and $13.85 per share, expiring at various times through 2004.

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

 9. INCOME TAXES:     At December 31, 2001, the tax effects of loss
                      carryforwards and the valuation allowance that give rise to deferred tax assets are as follows:

                      Net operating losses                           $ 7,310,000
                      Less valuation allowance                        (7,310,000)
                      ----------------------------------------------------------
                              Deferred tax assets                    $  - 0 -
                      ==========================================================

                      The provision (benefit) for income taxes differs from the amount computed using the federal statutory rate of 34% as a result of the following:

                      December 31,                          2001          2000
                      ----------------------------------------------------------
                      Federal statutory rate                 (34)%         (34)%
                      Increase in valuation allowance         34            34
                      ----------------------------------------------------------
                                                           - 0 - %       - 0 - %
                      ==========================================================

                      The Company had net operating loss carryforwards of approximately $21,500,000 at December 31, 2001, which expire through 2021. The tax benefit of these losses has been completely offset by a valuation allowance due to the uncertainty of its realization.

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

10. MANAGEMENT'S      The Company has initiated a restructuring program during
    PLANS:            2001 and 2000 designed, among other things, to reduce its
                      operating losses. The program requires reduction of personnel, reduction in marketing and promotional expenses, consolidation of certain operations and closure of regional offices. Additionally, the Company is in the process of obtaining additional financing to improve working capital.

                            STATEMENT OF DIFFERENCES
                            ------------------------

The registered trademark symbol shall be expressed as................. 'r'
The dagger symbol shall be expressed as............................... 'D'
The service mark symbol shall be expressed as ........................ 'sm'