Form 10QSB
period 2002-03-31
FRONTLINE COMMUNICATIONS CORP
filed 2002-05-08
CIK 1040850

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended March 31, 2002


[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                For the transition period from _______ to ______


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

Yes X             No
    -               ---

As of April 26, 2002 there were outstanding 8,944,551 shares of the issuer's Common Stock, $.01 par value.

                                      INDEX


                                                                                       Page

Part I   Financial Information

Item 1   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets                                          1

         Condensed Consolidated Statements of Operations                                2

         Condensed Consolidated Statements of Cash Flows                                3

         Notes to Condensed Consolidated Financial Statements                           4

Item 2   Management's Discussion and Analysis of Financial Condition And
         Results Of Operations                                                          5

Part II  Other information                                                              8

         Signatures                                                                     9


Frontline Communications Corporation
Condensed Consolidated Balance Sheets


                                                                                  March 31,        December 31,
                                                                                    2002               2001
                                                                                 ------------      ------------
                                                                                 (Unaudited)         (Audited)

ASSETS
Current:
   Cash and cash equivalents                                                     $    413,490      $    602,534
   Accounts receivable, net of allowance for doubtful accounts                        230,523           264,257
   Prepaid expenses and other                                                          44,985            33,023
                                                                                 ------------      ------------
                                 Total current assets                                 275,508           297,280

Property and equipment, net                                                         1,112,193         1,267,625
Intangibles, net                                                                      100,034           140,738
Other                                                                                 103,134           105,493
                                                                                 ------------      ------------
                                                                                 $  1,590,869      $  1,811,136
                                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accruals                                                 $  1,649,692      $  1,761,947
   Deferred revenue                                                                   682,016           615,350
   Current portion of long-term debt                                                  231,541           247,840
                                                                                 ------------      ------------
                              Total current liabilities                             2,563,249         2,625,137
Long-term Debt, less current portion                                                  804,655           858,829
                                                                                 ------------      ------------
                                  Total liabilities                                 3,367,904         3,483,966
                                                                                 ------------      ------------

Stockholders' equity:
   Preferred stock, $.01 par value, 2,000,000 shares authorized, issued and
      outstanding 527,100 shares (liquidation preference $7,906,500)                    5,271             5,271
   Common Stock, $.01 par value, 25,000,000 shares authorized, 9,561,197
      shares issued and 8,944,551 shares outstanding                                   95,612            95,612
   Additional paid-in capital                                                      36,074,277        36,074,277
   Accumulated deficit                                                            (36,674,053)      (36,380,804)
   Treasury stock, at cost, 616,646 shares                                           (864,652)         (864,652)
                                                                                 ------------      ------------
                            Total stockholders' deficiency                         (1,363,545)       (1,070,296)
                                                                                 ------------      ------------
                                                                                 $  2,004,359      $  2,413,670
                                                                                 ============      ============




See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)


                                                   For the three months ended
                                                   March 31,        March 31,
                                                     2002              2001
                                                  -----------      -----------

Revenues                                           $1,352,269      $ 1,689,385

Costs and expenses:
      Cost of revenues                                681,854        1,047,674
      Selling, general and administrative             667,322        1,255,059
      Depreciation and amortization                   194,262          730,831
                                                  -----------      -----------
                                                    1,543,438        3,033,564
                                                  -----------      -----------
Loss from operations                                 (191,169)      (1,344,179)

Other income (expense):
   Interest income                                      1,742           30,381
   Interest expense                                   (21,543)         (39,481)
   Loss on disposal of property and equipment          (3,214)         (38,919)
                                                  -----------      -----------
Net loss                                             (214,184)      (1,392,198)
                                                  -----------      -----------


Preferred dividends                                    79,065           83,805
                                                  -----------      -----------
Net loss available to common shareholders            (293,249)      (1,476,003)
                                                  ===========      ===========

Loss per common share-basic and diluted                $(0.03)          $(0.22)
                                                  ===========      ===========

Weighted average number of common shares
   outstanding-basic and diluted                    8,944,551        6,629,985
                                                  ===========      ===========



See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Revised


                                                                  For the three months ended
                                                                  March 31,        March 31,
                                                                    2002             2001
                                                                 -----------      -----------


Cash flow from operating activities:
   Net loss                                                        $(214,184)     $(1,392,198)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                  194,262          730,831
      Loss on disposal of property and equipment                       3,214           38,919
      Changes in operating assets and liabilities
         Marketable securities                                                      1,808,210
         Accounts receivable                                          33,734           67,801
         Prepaid expenses and other                                  (11,962)         (36,569)
         Other assets                                                  2,359              480
         Accounts payable and accruals                              (191,317)        (552,263)
         Deferred revenue                                             66,666           32,756
                                                                 -----------      -----------
Net cash (used in) provided by operating activities                 (117,228)         697,967
                                                                 -----------      -----------


Cash flows from investing activities:
   Acquisition of property and equipment                              (6,343)         (25,864)
   Proceeds from disposal of property and equipment                    5,000           51,886
                                                                 -----------      -----------
Net cash (used in) provided by investing activities                   (1,343)          26,022
                                                                 -----------      -----------


Cash flows from financing activities:
   Principal payments on long-term debt                              (70,473)        (171,761)
                                                                 -----------      -----------
Net cash used in  financing activities                               (70,473)        (171,761)
                                                                 -----------      -----------

Net (decrease) increase in cash and cash equivalents                (189,044)         552,228
Cash and cash equivalents, beginning of period                       602,534          781,082
                                                                 -----------      -----------
Cash and cash equivalents, end of period                         $   413,490      $ 1,333,310
                                                                 ===========      ===========

Supplemental information:
Approximate interest paid during the period                          $14,000          $32,000
                                                                 ===========      ===========



See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE A- BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods. For further information, refer to the Financial Statements and footnotes thereto in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2001. There have been no significant changes in accounting policies since December 31, 2001.

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

NOTE B- LOSS PER SHARE

         The Company follows SFAS No. 128, "Earning per Share", which provides for the calculation of "basic" and "diluted" earning per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur through the effect of common shares issuable upon exercise of stock options and warrants and convertible securities. Potential common shares have not been included in the computation of diluted loss since the effect would be antidilutive.



NOTE C- ADOPTION OF NEW ACCOUNTING LITERATURE


         The Company adopted the provisions of Statement of Financial Accounting Standards No. 141 and No. 142 as of January 2, 2002. The adoption of these standards had no effect on the Company's financial position, results of operations or cash flows.

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

Overview

         During the three months ended March 31, 2002 and 2001 a significant part of the Company's revenues were derived from providing Internet access services to individuals and businesses. These revenues were comprised principally of recurring revenues from the Company's customer base, leased line connections and from various ancillary services. The Company charges subscription fees, which are billed monthly, quarterly or annually, in advance, typically pursuant to pre-authorized credit card accounts. The balance of the Company's revenues were derived from website development and hosting services.

         Monthly subscription service revenue for Internet access is recognized over the period in which services are provided. Fee revenue for website development and Internet website presence services are recognized as services are performed. Deferred revenue represents prepaid access fees by customers.

Restructuring Program.

         In October 2000, the Company initiated a restructuring program designed to, among other things, reduce its operating losses. The program consists of reductions of personnel, reduction in marketing and promotional expenses, consolidation of certain operations, exit from certain marginal product lines not related to the Company's core business, and closure of regional offices.

         The Company believes that the restructuring program and related cost reductions, will permit the Company to maintain service quality to its customers, while a more focused product offering portfolio should enhance the Company's ability to grow its revenue base. The Company has realized significant cost reductions from its restructuring program and the Company hopes to reduce additional costs during the remainder of 2002. However, there can be no assurance that the restructuring program will achieve the desired results and that there will not be any disruption or curtailment of any services or resulting loss of revenues.

Results of Operations
Comparison of the three months ended March 31, 2002 and 2001

Revenues: Revenues decreased for the three months ended March 31, 2002 by $337,116 or 20% over the same period of the prior year. The decrease in revenues were in part due to the Company's closure of unprofitable satellite offices and due to a lesser amount of website development work performed in 2002.

Cost of Revenues: For the three months ended March 31, 2002, cost of revenues decreased by $365,820 to $681,854 compared to the same period of the prior year. As a percentage of revenues, cost of revenues decreased to 50% from 62%. The decrease in cost of revenues as a percentage of revenues was due to cost reductions realized through the Company's restructuring program.

Selling, General and Administrative: For the three months ended March 31, 2002, selling general and administrative expenses decreased by $587,737 compared to the same period of the prior year. As a percentage of revenues, selling, general and administrative expenses decreased from 74.3% in 2001 to 49.3% in 2002. The decrease in selling, general and administrative expenses was due to cost reductions realized through the restructuring program. The principal component of the decrease was in payroll and related costs due to workforce reduction.

Depreciation and Amortization: For the three months ended March 31, 2002, depreciation and amortization decreased by $536,569 to $194,262 compared to the same period of the prior year. The decrease was due to reduced amortization resulting from the Company's intangible assets written off as impaired in the fourth fiscal quarter of 2001.

Interest Income: Interest expense net of interest income for the three months ended March 31, 2002 was $19,801 compared to a net interest expense of $9,100 for the three months ended March 31,2001. As the proceeds of the Company's public offering of Series B Convertible Redeemable preferred stock has been used to fund operations, interest income decreased during the three months ended March 31, 2002 compared to the same period of the prior year. Additionally, interest expense for the three months ended March 31, 2002 decreased compared to the same period of the prior year due to decreased debt level.

Net loss: For the three months ended March 31, 2002, net loss decreased by 84.6% to $214,184 compared to a net loss of $1,392,198 in the comparable period of 2001. The Company has incurred significant losses as revenues generated were not sufficient to offset the substantial up-front expenditures and operating costs associated with attracting and retaining additional customers.

Liquidity and Capital Resources.

         The Company's working capital deficiency at March 31, 2002 was $1,874,251 compared with a working capital deficiency of $1,725,323 at December 31, 2001. The increase in working capital deficiency was mainly due to operating losses.

         The Company's primary capital requirements are to fund acquisitions of customer bases and related Internet businesses, install network equipment and working capital. To date, the Company has financed its capital requirements primarily through issuance of debt and equity securities. The Company currently does not have any bank lines of credit. The availability of capital resources is dependent upon prevailing market conditions, interest rates, and the financial condition of the Company.

         In March and April of 2002, the Company obtained executed subscriptions from investors representing $250,000 of gross proceeds, in a private offering of 8% convertible notes and common stock purchase warrants. The Company will issue to the investors an aggregate principal amount of $250,000 of convertible notes, which will mature three years from the date of issuance, and warrants to purchase an aggregate of 1,250,000 shares of its common stock. The value of the warrants will be recorded as additional interest expense over the life of the convertible notes. The Company anticipates that the offering will be consummated in May of 2002.


         The Company's capital expenditures for 2002 are expected to range between $36,000 and $50,000. Based on the current plans, management anticipates that cash on hand, the proceeds from the Company's private offering of convertible notes and common stock purchase warrants which are expected to be consummated in May of 2002 and expected recurring revenues will satisfy the Company's capital requirements through at least the end of 2002. However, the Company's need for additional capital may be affected by the outcome of its ongoing efforts to reduce operating expenses and its ability to maintain its existing revenue base. The Company's ability to maintain its existing revenue base is dependent upon many factors such as the continued viability of the Digital Subscriber Line ("DSL") providers through whom the Company offers DSL services and increased competition in the markets the Company serves for our Internet access products from cable and other Internet service providers. If the Company is not successful in maintaining its existing revenue base and implementing certain cost cutting measures, the Company may need additional financing in 2002 to continue operations as currently conducted. The Company has no available standby sources of financing and there can be no assurance that any additional financing, if required, will be available to the Company on acceptable terms, or at all.

                                     PART II
                                OTHER INFORMATION




Item 6.           Exhibits and Reports on Form 8-K

                    None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 8, 2002



                           By:     /s/ Stephen J. Cole-Hatchard
                                  _____________________________
                                  Stephen J. Cole-Hatchard
                                  Chief Executive Officer and President



                           By:     /s/ Vasan Thatham
                                  __________________
                                  Vasan Thatham
                                  Principal Financial Officer and Vice President