Form 10QSB/A
period 2002-03-31
FRONTLINE COMMUNICATIONS CORP
filed 2002-06-07
CIK 1040850

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

Yes X   No___


As of April 26, 2002 there were outstanding 8,944,551 shares of the issuer's Common Stock, $ .01 par value.

                                      INDEX

                                                                            Page

Part I   Financial Information

Item 1   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets                               1

         Condensed Consolidated Statements of Operations                     2

         Condensed Consolidated Statements of Cash Flows                     3

         Notes to Condensed Consolidated Financial Statements                4

Item 2   Management's Discussion and Analysis of Financial Condition And
         Results Of Operations                                               5

Part II  Other information                                                   8

         Signatures                                                          9

Frontline Communications Corporation
Condensed Consolidated Balance Sheets


                                                                                  March 31,      December 31,
                                                                                    2002             2001
                                                                                ------------     ------------
                                                                                 (Unaudited)      (Audited)
ASSETS
Current:
   Cash and cash equivalents                                                    $    413,490     $    602,534
   Accounts receivable, net of allowance for doubtful accounts                       230,523          264,257
   Prepaid expenses and other                                                         44,985           33,023
                                                                                ------------     ------------
                                Total current assets                                 688,998          899,814

Property and equipment, net                                                        1,112,193        1,267,625
Intangibles, net                                                                     100,034          140,738
Other                                                                                103,134          105,493

                                                                                ------------     ------------
                                                                                $  2,004,359     $  2,413,670
                                                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accruals                                                $  1,649,692     $  1,761,947
   Deferred revenue                                                                  682,016          615,350
   Current portion of  long-term debt                                                231,541          247,840
                                                                                ------------     ------------
                             Total current liabilities                             2,563,249        2,625,137

Long-term Debt, less current portion                                                 804,655          858,829

                                                                                ------------     ------------
                                 Total liabilities                                 3,367,904        3,483,966
                                                                                ------------     ------------

Stockholders' equity:
   Preferred stock, $.01 par value, 2,000,000 shares authorized,  issued and
      outstanding 527,100  shares (liquidation preference $7,906,500)                  5,271            5,271
   Common Stock, $.01 par value, 25,000,000 shares authorized,                     9,561,197
      shares issued and 8,944,551 shares outstanding                                  95,612           95,612
   Additional paid-in capital                                                     36,074,277       36,074,277
   Accumulated deficit                                                           (36,674,053)     (36,380,804)
   Treasury stock, at cost, 616,646 shares                                          (864,652)        (864,652)
                                                                                ------------     ------------
                           Total stockholders' deficiency                         (1,363,545)      (1,070,296)

                                                                                ------------     ------------
                                                                                $  2,004,359     $  2,413,670
                                                                                ============     ============


      See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                    For the three months ended
                                                    March 31,        March 31,
                                                      2002             2001
                                                   -----------      -----------

Revenues                                            $1,352,269       $1,689,385

Costs and expenses:
      Cost of revenues                                 681,854        1,047,674
      Selling, general and administrative              667,322        1,255,059
      Depreciation and amortization                    194,262          730,831
                                                   -----------      -----------
                                                     1,543,438        3,033,564
                                                   -----------      -----------
Loss from operations                                  (191,169)      (1,344,179)

Other income (expense):
   Interest income                                       1,742           30,381
   Interest expense                                    (21,543)         (39,481)
   Loss on disposal of property and equipment           (3,214)         (38,919)
                                                   -----------      -----------
Net loss                                              (214,184)      (1,392,198)
                                                   -----------      -----------


Preferred dividends                                     79,065           83,805

                                                   -----------      -----------
Net loss available to common shareholders             (293,249)      (1,476,003)
                                                   ===========      ===========

Loss per common share-basic and diluted                 ($0.03)          ($0.22)
                                                   ===========      ===========

Weighted average number of  common shares
   outstanding- basic and diluted                    8,944,551        6,629,985
                                                   ===========      ===========


See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Revised


                                                                  For the three months ended
                                                                   March 31,       March 31,
                                                                     2002            2001
                                                                 ----------------------------

Cash flow from operating activities:
   Net loss                                                        ($214,184)     ($1,392,198)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                  194,262          730,831
      Loss on disposal of property and equipment                       3,214           38,919
      Changes in operating assets and liabilities
         Marketable securities                                     1,808,210
         Accounts receivable                                          33,734           67,801
         Prepaid expenses and other                                  (11,962)         (36,569)
         Other assets                                                  2,359              480
         Accounts payable and accruals                              (191,317)        (552,263)
         Deferred revenue                                             66,666           32,756
                                                                 -----------      -----------
Net cash  (used in) provided  by operating activities               (117,228)         697,967
                                                                 -----------      -----------


Cash flows from investing activities:
   Acquisition of property and equipment                              (6,343)         (25,864)
   Proceeds from disposal of property and equipment                    5,000           51,886
                                                                 -----------      -----------
Net cash (used in) provided by investing activities                   (1,343)          26,022
                                                                 -----------      -----------


Cash flows from financing activities:
   Principal payments on long-term debt                              (70,473)        (171,761)
                                                                 -----------      -----------
Net cash used in  financing activities                               (70,473)        (171,761)
                                                                 -----------      -----------

Net (decrease) increase in cash and cash equivalents                (189,044)         552,228

Cash and cash equivalents, beginning of period                       602,534          781,082

                                                                 -----------      -----------
Cash and cash equivalents, end of period                            $413,490       $1,333,310
                                                                 ===========      ===========

Supplemental information:
Approximate interest paid during the period                          $14,000          $32,000
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

      The Company's capital expenditures for 2002 are expected to range between $36, 000 and $50,000. Based on the current plans, management anticipates that cash on hand, the proceeds from the Company's private offering of convertible notes and common stock purchase warrants which are expected to be consummated in May of 2002 and expected recurring revenues will satisfy the Company's capital requirements through at least the end of 2002. However, the Company's need for additional capital may be affected by the outcome of its ongoing efforts to reduce operating expenses and its ability to maintain its existing revenue base. The Company's ability to maintain its existing revenue base is dependent upon many factors such as the continued viability of the Digital Subscriber Line ("DSL") providers through whom the Company offers DSL services and increased competition in the markets the Company serves for our Internet access products from cable and other Internet service providers. If the Company is not successful in maintaining its existing revenue base and implementing certain cost cutting measures, the Company may need additional financing in 2002 to continue operations as currently conducted. The Company has no available standby sources of financing and there can be no assurance that any additional financing, if required, will be available to the Company on acceptable terms, or at all.

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

            None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


June 7, 2002


                             By:  /s/ Stephen J. Cole-Hatchard
                                  ----------------------------
                                  Stephen J. Cole-Hatchard
                                  Chief Executive Officer and President



                             By:  /s/ Vasan Thatham
                                  -----------------
                                  Vasan Thatham
                                  Principal Financial Officer and Vice President