Form 10QSB
period 2002-06-30
FRONTLINE COMMUNICATIONS CORP
filed 2002-08-06
CIK 1040850

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended June 30, 2002


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


As of July 29, 2002 there were outstanding 9,206,885 shares of the issuer's Common Stock, $ .01 par value.

                                      INDEX

                                                                                       Page


Part I   Financial Information

Item 1   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets                                          1

         Condensed Consolidated Statements of Operations                                2

         Condensed Consolidated Statements of Cash Flows                                3

         Notes to Condensed Consolidated Financial Statements                           4

Item 2   Management's Discussion and Analysis of Financial Condition And
         Results Of Operations                                                          6

Part II  Other information                                                              9

         Signatures                                                                     10

Frontline Communications Corporation
Condensed Consolidated Balance Sheets

                                                                                              June 30,           December 31,
                                                                                                2002                 2001
                                                                                         -------------------    ---------------
                                                                                            (Unaudited)           (Audited)
ASSETS
Current:
   Cash and cash equivalents                                                                       $413,680           $602,534
   Accounts receivable, net of allowance for doubtful accounts                                      220,024            264,257
   Prepaid expenses and other                                                                        43,406             33,023
                                                                                         -------------------    ---------------
                                  Total current assets                                              677,110            899,814

Property and equipment, net                                                                         968,129          1,267,625
Intangibles, net                                                                                     59,330            140,738
Other                                                                                               107,260            105,493

                                                                                         -------------------    ---------------
                                                                                                 $1,811,829         $2,413,670
                                                                                         ===================    ===============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable                                                                                $852,146           $910,234
   Accrued expenses                                                                                 764,873            851,713
   Deferred revenue                                                                                 620,441            615,350
   Current portion of long-term debt                                                                935,991            247,840
                                                                                         -------------------    ---------------
                               Total current liabilities                                          3,173,451          2,625,137

Capitalized lease obligation                                                                         36,655            130,229
Promissory notes payable, net of unamortized discount of
    $72,917 at June 30, 2002                                                                        127,083            728,600
                                                                                         -------------------    ---------------
                          Long-term debt, less current portion                                      163,738            858,829
                                                                                         -------------------    ---------------

                                                                                         -------------------    ---------------
                                   Total liabilities                                              3,337,189          3,483,966
                                                                                         -------------------    ---------------

Stockholders' deficiency:
   Preferred stock, $.01 par value, 2,000,000 shares authorized, issued and
      outstanding 515,000 and 527,100  shares, respectively.                                          5,150              5,271
      Liquidation preference $7,725,000 and $7,906,500, respectively.
   Common Stock, $.01 par value, 25,000,000 shares authorized, 9,852,337 and
      9,561,197 shares issued respectively, 9,206,885 and 8,944,551 shares                           98,523             95,612
      outstanding, respectively.
   Additional paid-in capital                                                                    36,196,487         36,074,277
   Accumulated deficit                                                                          (36,954,104)       (36,380,804)
   Treasury stock, at cost, 645,452 and 616,646 shares, respectively.                              (871,416)          (864,652)
                                                                                         -------------------    ---------------
                             Total stockholders' deficiency                                      (1,525,360)        (1,070,296)

                                                                                         -------------------    ---------------
                                                                                                 $1,811,829         $2,413,670
                                                                                         ===================    ===============

      See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                       For the three months ended                For the six months ended
                                                    June 30,              June 30,              June 30,          June 30,
                                                      2002                  2001                  2002              2001
                                               -------------------   --------------------     -------------    ----------------
Revenues                                               $1,286,961             $1,669,865        $2,639,230          $3,359,250

Costs and expenses:
      Cost of revenues                                    648,006                924,373         1,329,860           1,972,047
      Selling, general and administrative                 632,257              1,021,003         1,299,579           2,276,062
      Depreciation and amortization                       193,457                742,643           387,719           1,473,474
                                               -------------------   --------------------     -------------    ----------------
                                                        1,473,720              2,688,019         3,017,158           5,721,583
                                               -------------------   --------------------     -------------    ----------------
Loss from operations                                     (186,759)            (1,018,154)         (377,928)         (2,362,333)

Other income (expense):
   Interest income                                          4,320                 13,770             6,062              44,151
   Interest expense                                       (22,177)               (34,040)          (43,720)            (73,521)
   Loss on disposal of property and equipment                                                       (3,214)            (38,919)
                                               -------------------   --------------------     -------------    ----------------
Net loss                                                 (204,616)            (1,038,424)         (418,800)         (2,430,622)
                                               -------------------   --------------------     -------------    ----------------


Preferred dividends                                        75,435                 78,975           154,500             162,780

                                               -------------------   --------------------     -------------    ----------------
Net loss available to common shareholders                (280,051)            (1,117,399)         (573,300)         (2,593,402)
                                               ===================   ====================     =============    ================

Loss per common share-basic and diluted                    ($0.03)                ($0.17)           ($0.06)             ($0.39)
                                               ===================   ====================     =============    ================

Weighted average number of common shares
   outstanding- basic and diluted                       9,061,412              6,720,035         9,003,304           6,675,259
                                               ===================   ====================     =============    ================



See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                            For the six months ended
                                                                           June 30,           June 30,
                                                                             2002               2001
                                                                      ------------------------------------
Cash flow from operating activities:
   Net loss                                                                    ($418,800)     ($2,430,622)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                              387,719        1,473,474
      Debt discount amortization                                                   2,083
      Loss on disposal of property and equipment                                   3,214           38,919
      Noncash compensation charge                                                 50,000
      Changes in operating assets and liabilities
         Marketable securities                                                                  1,808,210
         Accounts receivable                                                      44,233          123,627
         Prepaid expenses and other                                              (10,383)          32,560
         Other assets                                                             (1,906)          (4,769)
         Accounts payable and accrued expenses                                  (299,428)        (365,940)
         Deferred revenue                                                          5,091         (154,323)
                                                                      -------------------   --------------
Net cash  (used in) provided  by operating activities                           (238,177)         521,136
                                                                      -------------------   --------------


Cash flows from investing activities:
   Acquisition of property and equipment                                         (14,895)         (44,073)
   Proceeds from disposal of property and equipment                                5,000           51,886
                                                                      -------------------   --------------
Net cash (used in) provided by investing activities                               (9,895)           7,813
                                                                      -------------------   --------------


Cash flows from financing activities:
   Principal payments on long-term debt                                         (134,018)        (265,639)
   Payments to acquire treasury stock                                             (6,764)          (4,113)
   Proceeds from private sale of notes payable                                   200,000
                                                                      -------------------   --------------
Net cash provided by (used in )  financing activities                             59,218         (269,752)
                                                                      -------------------   --------------

Net (decrease) increase in cash and cash equivalents                            (188,854)         259,197

Cash and cash equivalents, beginning of period                                   602,534          781,082

                                                                      -------------------   --------------
Cash and cash equivalents, end of period                                        $413,680       $1,040,279
                                                                      ===================   ==============

Supplemental information:
Approximate interest paid during the period                                      $42,000          $71,000
                                                                      ===================   ==============
Approximate capital lease obligations incurred                                                    $33,000
                                                                                            ==============
Approximate dividends on Series B Preferred stock paid in
  common stock                                                                                   $163,000
                                                                                            ==============
Approximate debt issue discount arising from the value of
  warrants                                                                       $75,000
                                                                      ===================

See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2002

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

NOTE D- CAPITAL STOCK

         In May 2002, the Company entered into a consulting agreement for marketing services and issued to the consultant 250,000 shares of common stock as consideration for the services rendered by the consultant. Accordingly, $50,000, representing the fair value of the shares issued, was charged to operations.

         During the six months ended June 30, 2002, the Company issued 41,140 shares of common stock upon conversion of 12,100 shares of Series B Convertible Redeemable preferred stock.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2002


         In June of 2002, the Company's Board of Directors elected not to declare a dividend on its Series B Convertible Redeemable preferred stock for the six months ending June 30, 2002. Accrued expenses at June 30, 2002 include $154,500 representing unpaid dividends.

NOTE E- LONG-TERM DEBT

         In June 2002, the Company completed a private placement of 8% promissory notes and received proceeds of $200,000 (including $50,000 from Officers and Directors). The promissory notes bear interest at 8% and mature in three years from the date of issuance. The Company has the option to convert the principal amount due under the promissory notes into shares of its common stock at a conversion price of $4.80 per share, under certain circumstances, as defined in the agreement with the promissory note holders, such as the market price of the Company's common stock exceeding $6 per share. The Company also issued to the note holders warrants to purchase an aggregate of 1,000,000 shares of its common stock at an exercise price of $.08 per share. Out of the proceeds, $75,000 was allocated as the value of the warrants and is deducted from the current value of the notes payable in the accompanying balance sheet (Discount). The debt issue discount arising from the value of the warrants is being amortized as additional interest over the life of the promissory notes.

NOTE F- SUBSEQUENT EVENT

         In July 2002, the Company entered into a letter of intent to merge with Shecom Corporation ("Shecom"), a manufacturer and distributor of computers, peripherals and memory modules. According to Shecom, it had revenues of approximately $309 million in 2001. Under the terms of the letter of intent, the Company will acquire all of the issued and outstanding shares of Shecom in an all stock exchange, and after the merger the shareholders of Shecom will own a majority of the Company's stock. The transaction is subject to, among other things, satisfactory completion of due diligence by both parties, an execution of a definitive agreement with customary closing conditions, including regulatory and shareholder approval, and is expected to close early in the fourth quarter of 2002. However, there cannot be any assurance that the closing will occur at that time or that the closing will occur at all.

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

Overview

         During the six months ended June 30, 2002 and 2001 a significant part of the Company's revenues were derived from providing Internet access services to individuals and businesses. These revenues were comprised principally of recurring revenues from the Company's customer base, leased line connections and from various ancillary services. The Company charges subscription fees, which are billed monthly, quarterly or annually, in advance, typically pursuant to pre-authorized credit card accounts. The balance of the Company's revenues were derived from website development and hosting services.

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

Results of Operations
Comparison of the three and six months ended June 30, 2002 and 2001

Revenues: Revenues decreased for the three and six months ended June 30, 2002 by $382,904 or 22.9%, and by $720,020 or 21.4%, respectively, over the same periods of the prior year. The decrease in revenues were in part due to the Company's closure of unprofitable satellite offices and due to a lesser amount of website development work performed in 2002.

Cost of Revenues: For the three months ended June 30, 2002, cost of revenues decreased by $276,367 to $648,006 compared to the same period of the prior year. For the six months ended June 30, 2002, cost of revenues decreased by $642,187 to $1,329,860 compared to the same period of the prior year. Cost of revenues as a percentage of revenues for the three and six months ended June 30, 2002 were 50.4% and 50.4%, respectively, compared to 55.4% and 58.7%, respectively, in 2001. The decrease in cost of revenues as a percentage of revenues was due to cost reductions realized through the Company's restructuring program.

Selling, General and Administrative: For the three months ended June 30, 2002, selling general and administrative expenses decreased by $388,746 compared to the same period of the prior year. As a percentage of revenues, selling, general and administrative expenses decreased from 61.1% in 2001 to 49.1% in 2002. For the six months ended June 30, 2002, selling general and administrative expenses decreased by $976,483 compared to the same period of the prior year. As a percentage of revenues, selling, general and administrative expenses decreased from 67.8% in 2001 to 49.2% in 2002.The decrease in selling, general and administrative expenses was due to cost reductions realized through the Company's restructuring program. The principal component of the decrease was in payroll and related costs due to workforce reduction.

Depreciation and Amortization: For the three months ended June 30, 2002, depreciation and amortization decreased by $549,186 to $193,457 compared to the same period of the prior year. For the six months ended June 30, 2002, depreciation and amortization decreased by $1,085,755 to $387,719 compared to the same period of the prior year. The decrease was due to reduced amortization resulting from the Company's intangible assets written off as impaired in the fourth fiscal quarter of 2001.

Interest Expense: Interest expense for the three months ended June 30, 2002 was $22,177 compared to an interest expense of $34,040 for the three months ended June 30,2001. Interest expense for the six months ended June 30, 2002 was $43,720 compared to an interest expense of $73,521 for the six months ended June 30, 2001. Interest expense for the three and six months ended June 30, 2002 decreased compared to the same periods of the prior year due to decreased debt level.

Net loss: For the three months ended June 30, 2002, net loss decreased by 80.3% to $204,616 compared to a net loss of $1,038,424 in the comparable period of 2001. For the six months ended June 30, 2002, net loss decreased by 82.8% to $418,800 compared to a net loss of $2,430,622 in the comparable period of 2001. The Company incurred significant losses during the three and six months ended June 30, 2002 as revenues generated were not sufficient to offset the substantial up-front expenditures and operating costs associated with attracting and retaining additional customers.

Liquidity and Capital Resources.

         The Company's working capital deficiency at June 30, 2002 was $2,496,341 compared with a working capital deficiency of $1,725,323 at December 31, 2001. The increase in working capital deficiency was due to reclassification of a promissory note that is payable June 2003 in the principal amount of $728,600 from long-term debt to current liabilities and due to operating losses.

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

         In June 2002, the Company completed a private placement of 8% promissory notes and received proceeds of $200,000 (including $50,000 from Officers and Directors). The promissory notes bear interest at 8% and mature in three years from the date of issuance. The Company has the option to convert the principal amount due under the promissory notes into shares of its common stock at a conversion price of $4.80 per share, under certain circumstances, as defined in the agreement with the promissory note holders, such as the market price of the Company's common stock exceeding $6 per share. The Company also issued to the note holders warrants to purchase an aggregate of 1,000,000 shares of its common stock at an exercise price of $.08 per share. Out of the proceeds, $75,000 was allocated as the value of the warrants and is deducted from the current value of the notes payable in the accompanying balance sheet (Discount). The debt issue discount arising from the value of the warrants is being amortized as additional interest over the life of the promissory notes.

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

                                     PART II
                                OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

                           During the three months ended June 30, 2002, the
                  Company issued 41,140 shares of common stock upon conversion of 12,100 shares of Series B Convertible Redeemable preferred stock and granted 250,000 shares of its common stock to a consultant. The foregoing shares were issued pursuant to exemptions from registration under Sections 3(a)(9) and 4(2) of the Securities Act of 1933.

Item 4.           Submission of Matters to Vote of Security Holders.

                  The Company held an annual meeting of stockholders on June 26, 2002 at which the following matters were voted upon:

1.       Election of five directors.


         The results of the meeting were as follows:

                                                                        Broker
         DIRECTORS                  FOR              WITHHELD           NON-VOTES
         Stephen J. Cole-Hatchard   7,517,092        61,657             0
         Nicko Feinberg             7,517,092        61,657             0
         William A. Barron          7,517,092        61,657             0
         Joseph Donahue             7,517,092        61,657             0
         Ronald C. Signore          7,517,092        61,657             0


Item 5.  Other Information

         In June of 2002, the Company's Board of Directors elected not to declare a dividend on its Series B Convertible Redeemable preferred stock for the six months ending June 30, 2002. Accrued expenses at June 30, 2002 include $154,500 representing unpaid dividends.

         In July 2002, the Company entered into a letter of intent to merge with Shecom Corporation, a manufacturer and distributor of computers, peripherals and memory modules. According to Shecom, it had revenues of approximately $309 million in 2001. Under the terms of the letter of intent, the Company will acquire all of the issued and outstanding shares of Shecom in an all stock exchange, and after the merger the shareholders of Shecom will own a majority of the Company's stock. The transaction is subject to, among other things, satisfactory completion of due diligence by both parties, an execution of a definitive agreement with customary closing conditions, including regulatory and shareholder approval, and is expected to close early in the fourth quarter of 2002. However, there cannot be any assurance that the closing will occur at that time or that the closing will occur at all.

Item 6.           Exhibits and Reports on Form 8-K

                                      None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 6, 2002


                                 /s/Stephen J. Cole-Hatchard
                                 ---------------------------
                        By:      Stephen J. Cole-Hatchard
                                 Chief Executive Officer and President



                         By:     /s/Vasan Thatham
                                 ----------------
                                 Vasan Thatham
                                 Principal Financial Officer and Vice President