Form 10QSB
period 2002-09-30
FRONTLINE COMMUNICATIONS CORP
filed 2002-11-13
CIK 1040850

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended September 30, 2002

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

Yes    X             No
     -----              -----


As of November 8, 2002 there were outstanding 9,250,772 shares of the issuer's Common Stock, $ .01 par value.

                                      INDEX


                                                                              Page

Part I   Financial Information

Item 1   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets                                  1

         Condensed Consolidated Statements of Operations                        2

         Condensed Consolidated Statements of Cash Flows                        3

         Notes to Condensed Consolidated Financial Statements                   4

Item 2   Management's Discussion and Analysis of Financial Condition And
         Results Of Operations                                                  6

Item 3   Controls and Procedures                                                9

Part II  Other information                                                     10

         Signatures                                                            11

         Certifications                                                        12


Frontline Communications Corporation
Condensed Consolidated Balance Sheets

                                                                                   September 30,       December 31,
                                                                                       2002                2001
                                                                                   -------------      -------------
                                                                                   (Unaudited)          (Audited)
ASSETS
Current:
   Cash and cash equivalents                                                       $    239,012       $    602,534
   Accounts receivable, net of allowance for doubtful accounts                          208,371            264,257
   Prepaid expenses and other                                                            66,677             33,023
                                                                                   ------------       ------------
                                 Total current assets                                   514,060            899,814
Property and equipment, net                                                             818,815          1,267,625
Intangibles, net                                                                         22,917            140,738
Other                                                                                   104,186            105,493
                                                                                   ------------       ------------
                                                                                   $  1,459,978       $  2,413,670
                                                                                   ============       ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable                                                                $    869,657       $    910,234
   Accrued expenses                                                                     764,336            851,713
   Deferred revenue                                                                     577,342            615,350
   Current portion of long-term debt                                                    894,566            247,840
                                                                                   ------------       ------------
                               Total current liabilities                              3,105,901          2,625,137
Capitalized lease obligation                                                             19,040            130,229
Promissory notes payable, net of unamortized discount of
    $66,667 at September 30, 2002                                                       133,333            728,600
                                                                                   ------------       ------------
                         Long-term debt, less current portion                           152,373            858,829
                                                                                   ------------       ------------
                                                                                   ------------       ------------
                                   Total liabilities                                  3,258,274          3,483,966
                                                                                   ------------       ------------
Stockholders' deficiency:
   Preferred stock, $.01 par value, 2,000,000 shares authorized, issued and
      outstanding 511,445 and 527,100 shares, respectively.                               5,114              5,271
      Liquidation preference $7,671,675 and $7,906,500, respectively
   Common Stock, $.01 par value, 25,000,000 shares authorized,  9,889,424 and
      9,561,197 shares issued respectively, 9,243,972 and 8,944,551 shares               98,894             95,612
      outstanding, respectively
   Additional paid-in capital                                                        36,204,652         36,074,277
   Accumulated deficit                                                              (37,235,540)       (36,380,804)
   Treasury stock, at cost, 645,452 and 616,646 shares, respectively                   (871,416)          (864,652)
                                                                                   ------------       ------------
                            Total stockholders' deficiency                           (1,798,296)        (1,070,296)
                                                                                   ------------       ------------
                                                                                   $  1,459,978       $  2,413,670
                                                                                   ============       ============

See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                     For the three months ended           For the nine months ended
                                                   September 30,     September 30,     September 30,     September 30,
                                                       2002              2001              2002              2001
                                                   -----------       -----------       -----------       -----------
Revenues                                           $ 1,233,792       $ 1,658,602       $ 3,873,022       $ 5,017,852
Costs and expenses:
      Cost of revenues                                 618,920           809,698         1,948,780         2,781,745
      Selling, general and administrative              608,246           802,763         1,907,825         3,078,825
      Depreciation and amortization                    186,144           742,965           573,863         2,216,439
      Noncash compensation charge                                        206,505                             206,505
                                                   -----------       -----------       -----------       -----------
                                                     1,413,310         2,561,931         4,430,468         8,283,514
                                                   -----------       -----------       -----------       -----------
Loss from operations                                  (179,518)         (903,329)         (557,446)       (3,265,662)
Other income (expense):
   Interest income                                       1,238             6,287             7,300            50,438
   Interest expense                                    (26,439)          (31,192)          (70,159)         (104,713)
   Loss on disposal of property and equipment                                               (3,214)          (38,919)
                                                   -----------       -----------       -----------       -----------
Net loss                                              (204,719)         (928,234)         (623,519)       (3,358,856)
                                                   -----------       -----------       -----------       -----------
Preferred dividends                                     76,717            78,255           231,217           241,035
                                                   -----------       -----------       -----------       -----------
Net loss available to common shareholders             (281,436)       (1,006,489)         (854,736)       (3,599,891)
                                                   ===========       ===========       ===========       ===========
Loss per common share-basic and diluted                 ($0.03)           ($0.14)           ($0.09)           ($0.52)
                                                   ===========       ===========       ===========       ===========
Weighted average number of  common shares
   outstanding- basic and diluted                    9,223,208         7,449,092         9,077,411         6,936,038
                                                   ===========       ===========       ===========       ===========

See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                    For the nine months ended
                                                                 September 30,     September 30,
                                                                      2002              2001
                                                                 -------------------------------
Cash flow from operating activities:
   Net loss                                                       ($ 623,519)      ($3,358,856)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                  573,863         2,216,439
      Debt discount amortization                                       8,333
      Loss on disposal of property and equipment                       3,214            38,919
      Noncash compensation and consulting charges                     58,500           206,505
      Changes in operating assets and liabilities
         Marketable securities                                                       1,808,210
         Accounts receivable                                          55,886           240,532
         Prepaid expenses and other                                  (33,654)           54,972
         Other assets                                                    757              (593)
         Accounts payable and accrued expenses                      (359,171)         (559,054)
         Deferred revenue                                            (38,008)         (307,527)
                                                                  ----------       -----------
Net cash  (used in) provided  by operating activities               (353,799)          339,547
                                                                  ----------       -----------
Cash flows from investing activities:
   Acquisition of property and equipment                             (14,895)          (63,231)
   Proceeds from disposal of property and equipment                    5,000            51,886
                                                                  ----------       -----------
Net cash used in  investing activities                                (9,895)          (11,345)
                                                                  ----------       -----------
Cash flows from financing activities:
   Principal payments on long-term debt                             (193,064)         (359,018)
   Payments to acquire treasury stock                                 (6,764)           (4,113)
   Proceeds from private sale of notes payable                       200,000
                                                                  ----------       -----------
Net cash provided by (used in )  financing activities                    172          (363,131)
                                                                  ----------       -----------
Net decrease in cash and cash equivalents                           (363,522)          (34,929)
Cash and cash equivalents, beginning of period                       602,534           781,082
                                                                  ----------       -----------
Cash and cash equivalents, end of period                          $  239,012        $  746,153
                                                                  ==========       ===========
Supplemental information:
Approximate interest paid during the period                       $   49,000        $   97,000
                                                                  ==========       ===========
Approximate capital lease obligations incurred                                      $   48,000
                                                                                   ===========
Approximate dividends on Series B Preferred stock paid in
  common stock                                                                      $  163,000
                                                                                   ===========
Approximate debt issue discount arising from the value of
  warrants                                                        $   75,000
                                                                  ==========

See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2002

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

         In August 2002, the Company entered into a consulting agreement for marketing services and issued to the consultant 25,000 shares of common stock as consideration for the services rendered by the consultant. Accordingly, $8,500, representing the fair value of the shares issued, was charged to operations.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2002

         During the nine months ended September 30, 2002, the Company issued 53,227 shares of common stock upon conversion of 15,655 shares of Series B Convertible Redeemable preferred stock.

         In June of 2002, the Company's Board of Directors elected not to declare a dividend on its Series B Convertible Redeemable preferred stock for the six months ending June 30, 2002. Accrued expenses at September 30, 2002 include $231,217 representing unpaid dividends.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995:

         The statements contained herein which are not historical facts are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. These "forward looking statements" are subject to risks and uncertainties, including but not limited to, risks associated with the Company's future growth and operating results, changes in consumer preference and demographics, technological change, competitive factors, unfavorable general economic conditions, the ability to maintain the American Stock Exchange and Nasdaq Small Cap Market listing of the Company's securities and other factors described herein and in the Company's other Securities and Exchange Commission filings. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements, which speak only as of the date the statements were made. The Company assumes no obligation to update the forward-looking information. Actual results may vary significantly from the results expressed or implied by such forward looking statements.

Overview

         During the nine months ended September 30, 2002 and 2001 a significant part of the Company's revenues were derived from providing Internet access services to individuals and businesses. These revenues were comprised principally of recurring revenues from the Company's customer base, leased line connections and from various ancillary services. The Company charges subscription fees, which are billed monthly, quarterly or annually, in advance, typically pursuant to pre-authorized credit card accounts. The balance of the Company's revenues were derived from website development and hosting services.

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

         The Company believes that the restructuring program and related cost reductions will permit the Company to maintain service quality to its customers, while a more focused product offering portfolio may enhance the Company's ability to grow its revenue base. The Company has realized significant cost reductions from its restructuring program and the Company hopes to reduce additional costs during the remainder of 2002. However, there can be no assurance that the restructuring program will achieve the desired results and that there will not be any disruption or curtailment of any services or resulting loss of revenues.

Results of Operations

Comparison of the three and nine months ended September 30, 2002 and 2001

Revenues: Revenues decreased for the three and nine months ended September 30, 2002 by $424,810 or 25.6%, and by $1,144,830 or 22.8%, respectively, over the same periods of the prior year. The decrease in revenues were in part due to the Company's closure of unprofitable satellite offices and due to a lesser amount of website development work performed in 2002.

Cost of Revenues: For the three months ended September 30, 2002, cost of revenues decreased by $190,778 to $618,920 compared to the same period of the prior year. For the nine months ended September 30, 2002, cost of revenues decreased by $832,965 to $1,948,780 compared to the same period of the prior year. Cost of revenues as a percentage of revenues for the three and nine months ended September 30, 2002 were 50.2% and 50.3%, respectively, compared to 48.8% and 55.4%, respectively, in 2001. The decrease in cost of revenues was due to cost reductions realized through the Company's restructuring program.

Selling, General and Administrative: For the three months ended September 30, 2002, selling general and administrative expenses decreased by $194,517 compared to the same period of the prior year. As a percentage of revenues, selling, general and administrative expenses increased from 48.4% in 2001 to 49.3% in 2002. For the nine months ended September 30, 2002, selling general and administrative expenses decreased by $1,171,000 compared to the same period of the prior year. As a percentage of revenues, selling, general and administrative expenses decreased from 61.4% in 2001 to 49.3% in 2002.The decrease in selling, general and administrative expenses was due to cost reductions realized through the Company's restructuring program. The principal component of the decrease was in payroll and related costs due to workforce reduction.

Depreciation and Amortization: For the three months ended September 30, 2002, depreciation and amortization decreased by $556,821 to $186,144 compared to the same period of the prior year. For the nine months ended September 30, 2002, depreciation and amortization decreased by $1,642,576 to $576,863 compared to the same period of the prior year. The decrease was due to reduced amortization resulting from the Company's intangible assets written off as impaired in the fourth fiscal quarter of 2001.

Interest Expense: Interest expense for the three months ended September 30, 2002 was $26,439 compared to an interest expense of $31,192 for the three months ended September 30,2001. Interest expense for the nine months ended September 30, 2002 was $70,159 compared to an interest expense of $104,713 for the nine months ended September 30, 2001. Interest expense for the three and nine months ended September 30, 2002 decreased compared to the same periods of the prior year due to decreased debt level.

Net loss: As a result of the foregoing and absence of material noncash compensation charge during 2002, for the three months ended September 30, 2002, net loss decreased by 77.9% to $204,719 compared to a net loss of $928,234 in the comparable period of 2001. For the nine months ended September 30, 2002, net loss decreased by 81.4% to $623,519 compared to a net loss of $3,358,856 in the comparable period of 2001. The Company incurred significant losses during the three and nine months ended September 30, 2002, as revenues generated were not sufficient to offset the substantial up-front expenditures and operating costs associated with attracting and retaining additional customers.

Liquidity and Capital Resources.

         The Company's working capital deficiency at September 30, 2002 was $2,591,841 compared with a working capital deficiency of $1,725,323 at December 31, 2001. The increase in working capital deficiency was primarily due to reclassification of a promissory note that is payable June 2003 in the principal amount of $728,600 from long-term debt to current liabilities and also from operating losses.

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

         Based on the current plans, management anticipates that cash on hand and expected recurring revenues will satisfy the Company's capital requirements through at least the end of 2002. However, the Company's need for additional capital may be affected by the outcome of its ongoing efforts to reduce operating expenses and its ability to maintain its existing revenue base. The Company's ability to maintain its existing revenue base is dependent upon many factors such as the continued viability of the Digital Subscriber Line ("DSL") providers through whom the Company offers DSL services and increased competition in the markets the Company serves for its Internet access products from cable and other Internet service providers. If the Company is not successful in maintaining its existing revenue base and implementing certain cost cutting measures, the Company may need additional financing in 2002 to continue operations as currently conducted. The Company has no available standby sources of financing and there can be no assurance that any additional financing, if required, will be available to the Company on acceptable terms, or at all.

Item 3.   Controls and Procedures


          Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

               During the three months ended September 30, 2002, the Company issued 12,087 shares of common stock upon conversion of 3,555 shares of Series B Convertible Redeemable preferred stock and granted 25,000 shares of its common stock to a consultant. The foregoing shares were issued pursuant to exemptions from registration under Sections 3(a)(9) and 4(2) of the Securities Act of 1933.

                  .


Item 5.   Other Information

          In June of 2002, the Company's Board of Directors elected not to declare a dividend on its Series B Convertible Redeemable preferred stock for the six months ending June 30, 2002. Accrued expenses at June 30, 2002 and September 30, 2002 include $154,500 and $231,217,respectively, representing unpaid dividends.

          In July 2002, the Company entered into a letter of intent to merge with Shecom Corporation ("Shecom"). As the Company was unable to reach a definitive agreement with Shecom, it terminated negotiations with Shecom in October 2002.


Item 6.   Exhibits and Reports on Form 8-K

          a) Exhibits:

               99.1 Certification of the Chief Executive Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certification of the Chief Financial Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

          b) Reports on Form 8-K:

               During the three months ended September 30, 2002, a current report on Form 8-K was filed under Item 9 to comply with regulation FD.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 12, 2002
                             Frontline Communications Corporation

                             By: /s/ Stephen J. Cole-Hatchard
                                 ----------------------------------------------
                                 Stephen J. Cole-Hatchard
                                 Chief Executive Officer and President



                             By: /s/ Vasan Thatham
                                 ----------------------------------------------
                                 Vasan Thatham
                                 Principal Financial Officer and Vice President

                  Certification of Principal Executive Officer

I, Stephen J. Cole-Hatchard, Chief Executive Officer and President of Frontline Communications Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Frontline Communications Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


                                          /s/ Stephen J. Cole-Hatchard
                                          -------------------------------------
                                          Stephen J. Cole-Hatchard
                                          Chief Executive Officer and President

                  Certification of Principal Financial Officer


I, Vasan Thatham, Vice President and Chief Financial Officer of Frontline Communications Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Frontline Communications Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


                                     /s/ Vasan Thatham
                                     ------------------------------------------
                                     Vasan Thatham
                                     Vice President and Chief Financial Officer