Form 10KSB
period 2002-12-31
FRONTLINE COMMUNICATIONS CORP
filed 2003-04-15
CIK 1040850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                   For the fiscal year ended December 31, 2002

                                       OR

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

             For the transition period from _________ to ___________

                        Commission File Number 001-15673

                      FRONTLINE COMMUNICATIONS CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 Delaware                                 13-3950283
      --------------------------------                -------------------
        (State or Other Jurisdiction                   (I.R.S. Employer
      of Incorporation or Organization)               Identification No.)

One Blue Hill Plaza, P.O. Box 1548, Pearl River, New York        10965
---------------------------------------------------------      ----------
        (Address of principal executive offices)               (Zip Code)

                                 (845) 623-8553
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class               Name of each exchange on which registered
-------------------------------   -----------------------------------------

Series B Convertible Redeemable            American Stock Exchange
Preferred Stock, $.01 par value

Common Stock, $.01 par value               American Stock Exchange

     Securities registered pursuant to Section 12(g) of the Exchange Act:

     Common Stock Purchase Warrants

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 2002 were $5,047,098.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 3, 2003 was $1,808,932. As of April 3, 2003, there were 10,169,972 shares of the issuer's Common Stock outstanding.

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

          Primarily through 18 acquisitions, we grew our monthly revenue from $30,000 as of October 1998 to approximately $400,000 per month at December 31, 2002. During that same period, we expanded our owned Internet access geographic footprint from the New York/New Jersey metropolitan area, to a region that now includes Delaware, Eastern Pennsylvania, and Northern Virginia. At December 31, 2002, we owned and operated eight points-of-presence ("POPs") which, when combined with 1,100 POPs licensed from third parties, provide us with the capability to serve over 75% of the U.S. population.

          During year 2002, we concentrated our efforts and resources primarily on restructuring our operations to reduce costs, increasing operating efficiency and improving customer service. As a result of our restructuring, we reduced our staff from approximately 70 employees at March 2001 to 31 as of March 31, 2003, and closed two regional offices, consolidating those functions into our Pearl River, New York headquarters.

          We also streamlined our product offerings in 2002, eliminating certain low margin products and services, and added a broadband one-way satellite Internet access product line to our group of services. We also standardized our product pricing, and raised the monthly rates to most of our dial-up access customers to between $17.95 and $19.95 per month, depending on the term of service purchased.

          Frontline Communications Corporation was formed during February 1997 as a Delaware corporation under the name Easy Street Online, Inc. We changed our name to Frontline Communications Corporation in July 1997. Our principal executive offices are located at One Blue Hill Plaza, Pearl River, New York 10965, and our telephone number is (845) 623-8553. Our corporate websites are located at www.frontline.net and www.fcc.net. PlanetMedia(SM)'s Internet website is located at www.pnetmedia.com. Information on these Websites is not part of this report. Unless the context indicates otherwise, the terms "Frontline", "we," "our," "the Company" and "us" in this report include the operations of Frontline Communications Corporation and its wholly owned subsidiaries, WowFactor, Inc., FNT Communications Corp., Inc. and CLEC Communications Corp.

Recent Developments

          On April 3, 2003, we completed the acquisition of all of the issued and outstanding stock of Proyecciones y Ventas Organizadas, S.A. de C.V., a corporation organized under the laws of the Republic of Mexico ("Provo"). Provo and its subsidiaries are engaged in distribution of prepaid calling card and cellular phone airtime in Mexico.

          We issued to the two stockholders of Provo (the "Sellers") 220,000 shares of our Series C Convertible Preferred Stock (the "Series C Preferred"). Each share of Series C Preferred automatically converts into 150 shares of our common stock upon receipt of the approval of our stockholders (the "Requisite Approvals") of (i) the issuance of shares of common stock upon conversion of the Series C Preferred (ii) an increase in our authorized common stock to 75 million shares and (iii) a 1 for 1.5 share reverse split of our common stock. As a result, if the Requisite Approvals are obtained, we will issue 33 million shares of common stock (before giving effect to the proposed reverse split) to the Sellers and a change of control of our company will occur.

          In the event we do not receive the Requisite Approvals on or prior to July 18, 2003 or such later date as agreed to by the holders of a majority of the Series C Preferred, and which date shall be extended for a period of up to 30 days due to the actions or inactions of the Securities and Exchange Commission or American Stock Exchange in connection with the Company seeking the Requisite Approvals (the "Conversion Date"), the Series C Preferred will not convert into common stock and the compensation payable to the Sellers shall be increased by $20,000,000, payable in the form of a Note (the "Acquisition Note"). The increase in the purchase price will be effected as a result of our obligations arising under the Acquisition Note. The Acquisition Note is a $20,000,000 principal amount promissory note we issued to the Sellers in connection with the acquisition, which only takes effect if the Series C Preferred is not converted into common stock on the Conversion Date. The Acquisition Note bears interest at the rate of 8% per annum, is due 15 days after the Conversion Date and is secured by substantially all of our assets including the capital stock of Provo issued to us in the transaction. If the repayment obligations under the Acquisition Note become effective and the Company is not able to repay the Acquisition Note when due and the Sellers foreclose on the shares pledged as collateral then the Sellers will regain control of Provo. Moreover, after a foreclosure the Company may remain obligated to the Sellers if the value of the collateral is insufficient to cover the Company's obligations under the Acquisition Note.

          Each share of Series C Preferred has a liquidation preference of $.01 per share and ranks senior to our common stock but pari passau to our Series B preferred stock. The holders of Series C Preferred have no voting rights, except
(i) as required by law and (ii) the holders of Series C Preferred vote separately as to (a) any amendment, alteration or repeal of the certificate of designation of Series C Preferred if the rights, preferences or privileges of the Series C Preferred are affected and (b) the creation, authorization or issuance by our company of any stock on parity with, or senior to the Series C Preferred as to dividends, liquidation, redemption, conversion, voting or assets, or any increase in the amount of authorized shares of any such stock ("Senior Stock"). In addition, prior to the Conversion Date, we may not do any of the following:

          (i) authorize any merger or certain other business combination transactions;

          (ii) take any action which would result in our voluntary or involuntary dissolution or winding-up;

          (iii) amend, repeal or add any provision to our certificate of incorporation or by-laws if it would materially adversely effect the holders of Series C Preferred;

          (iv) issue any options, warrants or other securities convertible into or exchangeable for Senior Stock;

          (v) incur, refinance or amend the terms of any indebtness or any other obligation for the payment of money in an aggregate amount of $1,000,000; or

          (vi) enter into any agreement for the sale of our securities or any capital financing transaction in which the Company issues capital stock or other securities at per share (or effective per share price) less than $1.50.

          In connection with the acquisition, we issued an aggregate of 35,500 shares of our Series D Convertible Preferred Stock (the "Series D Preferred") to certain brokers, finders and insiders in accordance with the terms of certain consulting agreements. See Item 12- Certain Relationships and Related Transactions.

          In April 2003, we borrowed $550,000 from an unaffiliated entity ("Lender") and issued a secured promissory note ("Note") to the lender. The Note bears interest of 14% per annum and is secured by substantially all of our assets. Two of our officers, Mr. Nicko Feinberg and Mr. Stephen J. Cole-Hatchard have pledged shares of our common stock owned by them as additional collateral to the lender. In addition, Mr. Cole-Hatchard has personally guaranteed the repayment of the Note. In connection with the financing, we issued 500,000 shares of our common stock to the lender as additional consideration. The Note is repayable at the earlier of 90 days or upon financing of Provo's accounts receivable. Out of the proceeds, we used $200,000 to settle a promissory note, issued as part of a business acquisition, in the principal amount of $728,600. The balance of the $728,600 promissory note was repaid through issuance of 375,000 shares of our common stock to the promissory note holders.

Provo's Business

          Provo was formed in 1995 as a private company with headquarters in Mexico City. Its primary business is the sale and distribution of prepaid Latadel public calling cards for Telmex, the dominant telecommunications provider in Mexico. Provo is also engaged in the sale and distribution of Multifon prepaid landline telephone time provided by Telmex and prepaid digital PCS cellular airtime provided by TelCel. TelCel is the dominant provider of cellular airtime in Mexico. Sales of Provo's pre-paid calling cards account for approximately 10% of all such sales in Mexico.

          Provo distributes its products through a network of approximately 60 independently-owned distributorships that collectively employ more than 400 sales people. Provo also employs its own in-house sales staff. Provo and its distributors have established a distribution network that includes over 20,000 point-of-sale locations.

          Provo competes with approximately 40 other distributors who also wholesale prepaid calling time purchased from Telmex and TelCel throughout Mexico. Two other distributors, Tarjetas Del Noreste and DiCasa, maintain market positions comparable to Provo's.

          All of Provo's revenues are currently generated in Mexico. As a result, Provo's business may involve certain considerations and risks not typically associated with those of domestic origin as a result of, among other factors, the level of governmental supervision and regulation of foreign businesses, the possibilities of political or economic instability and volatility in currency exchange rates.

Acquisitions in Year 2000

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

Internet Products and Services

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

     o DSL: We are a reseller of Digital Subscriber Line high-speed Internet access services for DSL.net, Inc., and Covad Communications Company. We offer Digital Subscriber Line, ISDN Digital Subscriber Line, Asymmetric Digital Subscriber Line and Symmetric Digital Subscriber Line services in the Mid-Atlantic and Northeast United States. These products provide our residential and business customers with high-speed dedicated Internet connectivity at an affordable cost.

     o Dedicated Access: Frontline offers high-speed, high-bandwidth dedicated leased lines to customers, principally for business users who require high-speed internet connectivity 24 hours a day, seven days a week.

Internet Presence Products

     o Virtual Website hosting: We offer virtual website hosting services to residential and small business customers who require 24 hour presence on the Internet. By renting space on our Internet servers, customers avoid costly hardware investment, maintenance, and other costs associated with operating their own servers. Marketed partly under our brand name FrontHost(SM), the Company's hosting services include domain name registration, e-mail addresses, file upload and download capability and statistical logs.

     o Dedicated Hosting: Frontline offers website hosting and maintenance services to clients wishing to rent secure web-servers. In addition, Frontline offers co-location services to those customers preferring to install their own equipment at our facilities and connect their systems directly to the Internet.

     o FrontHost(SM): Our do-it-yourself web hosting service, which includes the "Website Wizard" products, assists customers in developing and hosting their own Websites and e-commerce `stores' by using our FrontHost(SM) user-friendly tools. The product line is simple, self service, and economical.

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

Marketing and Sales

          We currently handle sales and marketing utilizing in-house staff, including our customer service and technical groups. We market and sell our products through direct sales efforts, and a network of external, commissioned resellers we refer to as "Value Added Resellers" (VARs).

          Marketing activities focus primarily on regional efforts such as radio, trade and local business print media, as well as local event marketing in each of the different areas in which we have a physical presence, which includes the East coast from Virginia through the New York metropolitan area.

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

          Broadband access to the Internet for Company-managed POPs is provided through high speed T1, T3, or Ethernet connections supplied under contracts with national broadband suppliers such as Verio, Inc. and by certain regional broadband suppliers such as Focal, Inc., and AboveNet, Inc. DSL access is similarly provided through direct connections or reseller agreements with Covad Communications Company and DSL.net, Inc.

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

Customer and Product Support Services

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

Company Strategy and Restructuring Program

          During 1998, the Company announced, as a strategic goal, to become a leading provider of Internet access, development, and presence services for small and medium-sized businesses throughout the United States. To achieve this objective, we embarked on a program to expand our network infrastructure and internet dial-up access subscriber base by acquiring local and regional ISPs, utilizing acquired web-portal and e-commerce websites as a vehicle to promote the sale of our Internet services, and developing co-marketing alliances with value-added partners.

          During the period between October 1998 and September 2000, Frontline acquired 18 companies, and as a result grew our monthly revenue from $30,000 to approximately $400,000 per month at December 31, 2002, and acquired two web-portal websites: WoWFactor.com'r' and iShopNetworks(SM).

          Marketplace and technological changes during the year 2000 caused us to revise our strategy and restructure our operations during the last two quarters of the year 2000, in 2001 and 2002. We refined our product offerings to exclude numerous low margin products and services as well as those which were no longer in high demand, and raised our standard pricing for dial up customers to between $17.95 and $19.95 per month. As a result, our actual customer count decreased, while our revenue remained fairly constant. In an effort to offset the reduction in customers, we added a broadband satellite access product line in late 2001.

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

          In 2001 and 2002 the DSL market also suffered turmoil with many substantial DSL providers entering bankruptcy or ceasing operations. As a result, we sustained a loss of certain DSL customers and revenues. However, we continue offering the DSL product line through Covad Communications Company and DSL.net, Inc.

          During the last quarter of 2000, we commenced a restructuring program (the "Restructuring Program") designed to consolidate our operations and improve cost-effectiveness, combine personnel of our key products and customer service divisions to leverage our manpower skills, and upgrade our access network infrastructure. As of March 31, 2003, we have accomplished the following in connection with our Restructuring Program:

          o Total workforce reduction of about 75%, from a high of approximately 120 employees to 31 employees as of March 31, 2003.

          o Elimination of our marginal products and services, reducing the number of discrete product offerings from over 100 to approximately 25;

          o Upgrading and improvement of our user-friendly website (www.fcc.net) promoting our products and services, and allowing for on line ordering;

          o Development of a third-party network of selling agents (VARs) for the sales and marketing of our products and services, which had approximately 130 Frontline VARs registered as of March 14, 2003;

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

Trademarks and Service Marks

          We have filed an application for Federal Trademark Registration and claim rights to the following mark: Frontline Communications Corp. We have been granted Federal Trademark Registrations for the following trademarks:
Frontline.net and Frontline.net Effortless E-Commerce and Internet Access (name and two logos). All other trademarks and service marks used in this report are the property of their respective owners.

Industry Regulation

         The following summary of regulatory developments and legislation relating to our Internet business does not describe all present and proposed federal, state and local regulations and legislation affecting us and our industry. Other proposed and existing federal, state and local legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change the manner in which our industry operates. Neither the outcome of these proceedings, nor their impact upon us or our industry, can be predicted at this time.

          Internet Service Provider Regulation. Currently, few U.S. laws or regulations specifically regulate communications or commerce over the Internet. However, changes in the regulatory environment relating to the Internet connectivity market, including regulatory changes which directly or indirectly affect telecommunications costs or increase the likelihood or scope of competition from the regional Bell operating companies or other telecommunications carriers, could affect the prices at which we may sell our services and impact competition in our industry. Congress and the Federal Communications Commission will likely continue to explore the potential regulation of the Internet. For instance, the Federal Communications Commission may subject certain services offered by ISPs to regulation as "telecommunications service", which could result in us being subject to universal service fees, regulatory fees and other fees imposed on regulated telecommunications providers, which could cause our costs of doing business to increase substantially.

          Future laws and regulations could be adopted or modified to address matters such as user privacy, copyright and trademark protection, pricing, consumer protection, child protection, characteristics and quality of Internet services, libel and defamation, and sales and other taxes. Internet-related legislation and regulatory policies are continuing to develop, and we could be subject to increased regulation in the future. Laws or regulations could be adopted in the future that may decrease the growth and expansion of the Internet's use, increase our costs, or otherwise adversely affect our business.

          In 1998, Congress passed the Digital Millennium Copyright Act. That act provides numerous protections from certain types of copyright liability to Internet service providers that comply with its requirements. We have adopted policies and procedures in accordance with the act, however, to the extent that we have not met those requirements, third parties could seek recovery from us for copyright infringements caused by our Internet customers.

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

Employees

          As of March 31, 2003, we had 31 full-time employees including 4 executive officers. We also engage part-time employees from time to time. None of our employees are represented by a union. We consider our employee relations to be good. Provo and its affiliates have 135 employees, 134 of whom are full time.

Item 2. Properties

          Our executive offices are located in Pearl River, New York, where we lease approximately 12,000 square feet of space through a lease that expires in August of 2004. We also lease approximately 2,700 square feet of space in Babylon, New York that was assumed in connection with our purchase of PNM group, Inc. (d/b/a) Planet Media. The lease expires in August of 2003. The aggregate annual rent of the two offices is approximately $308,000.

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

          We also lease space (typically, less than 100 square feet) in various geographic locations to house the telecommunications equipment for each of our POPs. Leases for the POPs have various expiration dates through (June 2003). Aggregate annual rentals for POPs are approximately $6,000.

          Provo's principal office is a leased building located in Mexico City. Provo also leases 16 additional smaller offices at various locations throughout Mexico, where it maintains staff dedicated to sales and distribution.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

          Market Information. Commencing on February 7, 2000 our Common Stock has been listed on the American Stock Exchange ("AMEX") under the symbol "FNT". From May 14, 1998 until February 7, 2000, our Common Stock was traded on the NASDAQ SmallCap Market under the symbol "FCCN". The following table sets forth, for the periods indicated, the range of the high and low closing prices for the Common Stock as reported by AMEX.

Fiscal Year Ended December 31, 2002   High   Low
-----------------------------------   ----   ---
First Quarter                          .29   .14

Second Quarter                         .31   .15

Third Quarter                          .43   .14

Fourth Quarter                         .36   .13

Fiscal Year Ended December 31, 2001   High   Low
-----------------------------------   ----   ---
First Quarter                          .31   .18

Second Quarter                         .59   .18

Third Quarter                          .27   .15

Fourth Quarter                         .38   .15

          The number of record holders of our Common Stock was 237 as of April 3, 2003. We believe that there are in excess of 2,700 beneficial owners of our Common Stock.

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

          Holders of our Series B Convertible Redeemable Preferred Stock are entitled to receive annual cumulative dividends of $.60 per share payable semi-annually in June and December of each year. The dividends are paid in cash or in shares of Common Stock, at our discretion. In June and December 2002, our directors elected not to declare a dividend on our Series B Convertible Redeemable Preferred Stock. Accrued expense at December 31, 2002 includes $297,867 representing unpaid dividends.

Changes in Securities and Use of Proceeds

          During the three months ended December 31, 2002, we issued 51,000 shares of common stock upon conversion of 15,000 shares of Series B Convertible Redeemable preferred stock. The foregoing shares were issued pursuant to exemptions from registration under Sections 3(a)(9) and 4(2) of the Securities Act of 1933.

Equity Plan Compensation Information

The following table sets forth information as of December 31, 2002 regarding compensation plans under which our equity securities are authorized for issuance.

                                                                                    Number of
                                          Number of                           securities remaining
                                      Securities to be        Weighted-       available for future
                                         issued upon           average           issuance under
                                         exercise of        exercise price     equity compensation
                                         outstanding        of outstanding      plans (excluding
                                      options, warrants   options, warrants   securities reflected
                                          and rights          and rights          in column (a))
Plan Category                                (a)                 (b)                  (c)
-------------                         -----------------   -----------------   --------------------
Equity compensation plans
   approved by security holders (1)       1,289,0000            $2.81                556,500

Equity compensation plans not
   Approved by security holders (2)        1,676,300            $3.00

                                          ----------            -----                -------
Total                                      2,965,300            $2.92                556,500
                                          ==========            =====                =======

     (1)  Pursuant to our 1997 Stock Option Plan.

     (2) Outstanding warrants to acquire shares of common stock. The warrants expire at various times through 2005 and the warrant holders have certain anti-dilution rights. Excludes warrants to acquire 1,840,000 shares of common stock sold in our initial public offering.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The Statements contained in this Item 6 and elsewhere in this Form 10-KSB which are not historical facts are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. These "forward looking statements" are subject to a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such risk factors include, but are not limited to, risks associated with the Company's ability to attract and retain new subscribers, ability of the Company to successfully integrate newly acquired subscribers and business entities into its operations, ability to manage any future growth, uncertainties regarding future operating results, risks relating to changes in the market for internet services, regulatory and technological changes, possible inability to protect proprietary rights, changes in consumer preferences and demographics, competition, reliance on telecommunication carriers, ability to expand the Company's network structure, ability to obtain any necessary future financing, unfavorable general economic conditions, uncertainty of customer and supplier plans and commitments, risk related to the acquisition of Provo, the ability to maintain the American
Stock Exchange and Nasdaq Small Cap Market listing of the Company's securities and other risks detailed in this report and in the Company's other Securities and Exchange Commission filings. The words "believe",
"expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements, which speak only as of the date they were made.
We undertake no obligation to update any forward-looking statements contained in this report.

Overview

          During 2002 and 2001, a significant part of our revenues were derived from providing Internet access services to individuals and businesses. These revenues were comprised principally of recurring revenues from our customer base, leased line connections and various ancillary services. We charge subscription fees, which are billed monthly, quarterly, semi-annually or annually in advance, typically pursuant to pre-authorized credit card accounts. The balance of our revenues during those periods were derived from website design, development and hosting services.

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

          We believe that the Restructuring Program and related cost reductions, will permit us to maintain service quality to our customers while our more focused product offering portfolio will enhance our ability to grow our revenue base. To date we have realized significant cost reductions. However, there can be no assurance that the Restructuring Program will achieve the desired results, that there will not be any disruption of any services offered by us, or resulting loss of revenues from reduced product lines and marketing expenditures. The restructuring program was substantially completed by December 31, 2002.

Results of Operations

Comparison of Years ended December 31, 2002 and 2001:

Revenues. Revenues decreased for the year ended December 31, 2002 by $1,456,022 or 22.4% over the prior year. The decrease in revenues were in part due to closure of our unprofitable satellite offices and due to lesser website development work performed by us in 2002.

Cost of Revenues. For the year ended December 31, 2002, cost of revenues decreased by $989,617 to $2,493,337. As a percentage of revenues, cost of revenues decreased to 49.4% from 53.6%. The decrease in cost of revenues was due to cost reductions realized through our Restructuring Program.

Selling, General and Administrative. For the year ended December 31, 2002 selling, general and administrative expenses decreased by $1,414,183. As a percentage of revenues, selling, general and administrative expenses decreased from 59.4% in 2001 to 48.5% in 2002. The decrease in selling, general and administrative expenses was due to cost reductions realized through our Restructuring Program. The principal component of the decrease was in payroll and related costs due to workforce reduction.

Depreciation and Amortization. For the year ended December 31, 2002, depreciation and amortization decreased by $2,198,543 to $745,135. The decrease was due to reduced amortization resulting from our intangibles written off as impaired in the fourth fiscal quarter of 2001.

Non cash compensation charges. In September 2001, we granted 1,376,700 restricted shares of our common stock to our employees under the Company's 2001 Stock Incentive Plan. Accordingly, $206,505 representing the fair value of the shares granted, was charged to operations as a non-cash compensation charge. During 2002, we recognized a non-cash compensation charge of $58,500 for shares issued in exchange for services from consultants.

Impairment of intangibles. During the year ended December 31, 2001, due to changes in circumstances, we determined that the carrying amount of intangible assets of The PressRoom Online Services, Wizardnet, Inc., Delanet and PNM Group, which we acquired in 2000, were impaired. Accordingly we recorded an impairment charge of approximately $2,800,000 on these assets.

Interest Expense. Interest expense for 2002 was $95,417 compared to an interest expense of $131,778 for 2001. Interest expense decreased in 2002 due to decreased debt levels.

Net loss. As a result of the foregoing, for the year ended December 31, 2002, net loss decreased by 88.8% or $6,241,762 to $787,525 compared to a net loss of $7,029,287 in 2001. We incurred significant losses as revenues generated were not sufficient to offset the substantial up-front expenditures and operating costs associated with attracting and retaining additional customers.

Liquidity and Capital Resources.

          Our working capital deficiency at December 31, 2002 was $2,655,722 compared with a working capital deficiency of $1,725,323 at December 31, 2001. The increase in working capital deficiency was primarily due to the effect of a promissory note that is payable in June 2003 in the principal amount of $728,600 becoming a current liability and also from operating losses.

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

          In June 2002, we completed a private placement of 8% promissory notes and received proceeds of $200,000 (including $50,000 from our Officers and Directors). The promissory notes bear interest at 8% and mature in three years from the date of issuance. We have the option to convert the principal amount due under the promissory notes into shares of our common stock at a conversion price of $4.80 per share, under certain circumstances, as defined in the agreement with the promissory note holders, such as the market price of our common stock exceeding $6 per share. We also issued to the note holders warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $.08 per share. Out of the proceeds, $75,000 was allocated as the value of the warrants and deducted from the current value of the notes payable in the accompanying balance sheet (Discount). The debt issue discount arising from the value of the warrants is being amortized as additional interest over the life of the promissory notes.

          As discussed in Item 1-Business, in April 2003, we acquired Provo. If we receive the Requisite Approvals from our stockholders, which will result in the obligations under the Acquisition Note not becoming effective, we believe that the addition of Provo's operations to our operations will enable us to meet our obligations as they come due and that we will be able to continue as a going concern. If we are unable to obtain the Requisite Approvals from our stockholders which will result in our being liable to the Sellers under the Acquisition Note, then we will need additional financing in 2003 to continue operations as currently conducted. We have no available standby sources of financing and there can be no assurance that any additional financing will be available to us on acceptable terms, or at all.

Critical Accounting Policies and Estimates

          Our discussion and analysis of our financial conditions and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statement requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, long-lived assets and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          We believe the following critical accounting policies affect our significant judgment and estimates use in preparation of our consolidated financial statements.

Revenue Recognition

During 2002 and 2001, a significant part of our revenues were derived from providing Internet access to individuals and businesses. These revenues were comprised principally of recurring revenues from our customer base, leased line connections and various ancillary services. We charge subscription fees, which are billed monthly, quarterly, and semi-annually or annually in advance, typically pursuant to pre-authorized credit card accounts. The balance of our revenues during those periods were derived from website design, development and hosting services.

Monthly subscription revenue for Internet access is recognized over the period in which services are provided. Fee revenue for website design, development and hosting services are recognized as services are performed. Deferred revenue represents prepaid access fees by customers.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. We estimate doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay, and current economic trends. We write off accounts receivable against the allowance when a balance is determined to be uncollectible.

Long-Lived Assets

We assess the impairment of long-lived assets, which include property and equipment, intangibles and customer bases when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

Income Taxes

Our net deferred tax assets, consisting of primarily federal and state net operating loss carry forwards, have been offset by a full valuation allowance. In determining the need for a valuation, we review both positive and negative evidence, including current and historical operating results. Based upon our assessment of all available evidence, we have concluded that it is more likely than not that deferred tax assets will not be realized.

Item 7. Financial Statements.

          The financial statements appear in a separate section of this report following Part III.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Information regarding the Company's change in accountants may be found in the Company's Form 8-K for the event dated January 10, 2001.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

          The directors and executive officers of the Company are as follows:

Name                            Age   Position
----                            ---   --------
Ventura Martinez Del Rio, Sr.    53   Chairman of the Board


Stephen J. Cole-Hatchard         45   Chief Executive Officer and Director

Nicko Feinberg                   31   President, U.S. Operations and Director

Vasan Thatham                    45   Vice President and Chief
                                      Financial Officer

Amy Wagner-Mele                  34   Executive Vice President,
                                      Secretary and General Counsel

Ventura Martinez Del Rio, Jr.    29   President, Mexican Operations and Director

Ronald C. Signore                42   Director

William A. Barron                53   Director

Miguel Madero                    54   Director

          Ventura Martinez Del Rio, Sr. has been our Chairman since April of 2003. Mr. Martinez Del Rio, Sr. earned an undergraduate degree in Economics from the Universidad Anahuac in Mexico in 1972 and an MBA from the University of Texas in 1974. He is currently the president of the Texas EX's in Mexico, a widely popular alumni organization. From 1983 to 1994, Mr. Martinez Del Rio, Sr. served in many executive leadership roles for the Mexican National Lottery, developing a vast business contact network that includes numerous senior Mexican government officials and the leaders of numerous senior Mexican government officials and the leaders of numerous prominent retail organizations throughout Mexico. He founded Provo in October of 1995. Mr. Martinez Del Rio, Sr. has served as chairman of the board of Provo since its inception.

          Stephen J. Cole-Hatchard has been our Chief Executive Officer since August 1997. Mr. Cole-Hatchard was our Vice President of Finance from February 1997 to August 1997, our President from August 1997 to July 2001, our Chairman from August 1997 to April

2003 and has been one of our directors since February 1997. Mr. Cole-Hatchard was Chief Financial Officer of Hudson Technologies, Inc., a refrigerant services company specializing in recovery and decontamination services, from 1993 to 1996, and has been a licensed attorney since 1988.

          Nicko Feinberg founded our Company in 1995, has been a director since November 1996, and was appointed as President, U.S Operations in April 2003. He was our Executive Vice President of Technology from November 1996 to July 2001, Chief Information Officer from August 1997 to July 2001 and President and Chief Operating Officer from July 2001 to April 2003. Mr. Feinberg was a Sales Manager and, from April 1991 to April 1994, a Sales Account Executive for Microage Computer Outlet, Inc., a company engaged in computer sales.

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

          Ventura Martinez Del Rio, Jr. has been our director since April 2003 and was appointed as President, Mexican operations in April 2003. Mr. Ventura Martinez Del Rio, Jr. earned a BBA degree from the Universidad Anahuac in Mexico in 1994 and a graduate degree in business from Ipade Business School ("IBS"). IBS is a highly-regarded (business management school based in Mexico City. He joined Provo in 1996 as its Chief Operating Officer, co-led the company through its rapid growth from 1996 to 2001 and was named its Chief Executive Officer in 2001.

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

          Miguel Madero has been our director since April 2003. Mr. Miguel Madero earned a BA in Industrial Engineering from the Universidad Iberoamericana in Mexico City in 1971, and obtained an MBA from the University of Texas at Austin in 1975. In September 1985, he co-founded Fomento y Direccion Economica, S.A. de C.V., a financial advisory and investment banking firm in Mexico City where he currently serves as a Managing

Director. Mr. Madero sits on the Board of Directors of Credito Inmobiliario S.A. de C.V., a real estate financing company in Mexico.

          All directors hold office until the next annual meeting of stockholders for the ensuing year or until their successors have been duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Item 10. Executive Compensation.

          The following table sets forth compensation paid to our Chief Executive Officer and our two other most highly compensated executive officers (each of whom was serving at the end of our fiscal year ended December 31, 2002) during the years ended December 31, 2002, 2001 and 2000. No other executive officer of the Company received aggregate compensation which exceeded $100,000 during the year ended December 31, 2002. We refer to these three executive officers as our "Named Executives".

                                                           Long-Term Compensation
                                                                   Awards
Name and Principal                                         Securities Underlying
Position                      Year     Salary    Bonus         Options/SAR (#)
---------------------------   ----     ------    -----     ----------------------
Stephen J. Cole-Hatchard      2002   $112,482
   Chief Executive Officer    2001    114,423   67,725 (1)         52,000
                              2000    117,692   34,500             25,000

Nicko Feinberg                2002   $107,761
   President                  2001    109,518   49,175 (2)         52,000
                              2000    110,000   24,500             27,000

Vasan Thatham                 2002   $105,265
   Chief Financial Officer    2001    109,518   15,051 (3)         27,000
                              2000    110,000   18,500             12,000

(1) Includes $43,725 representing the fair market value on the date of the award of 291,500 shares of common stock issued under our 2001 Stock Incentive Plan.

(2) Includes $35,175 representing the fair market value on the date of the award of 234,500 shares of common stock issued under our 2001 Stock Incentive Plan.

(3) Includes $13,425 representing the fair market value on the date of the award of 89,500 shares of common stock issued under our 2001 Stock Incentive Plan.

          The following table sets forth information regarding options granted during the year ended December 31, 2002 to our Named Executives:

                          Options/SAR Grants in Year Ending December 31,
                          2002

                          Number of Shares    % of Total
                             Underlying      Options/SAR

                            Options/ SARs      Granted     Exercise Price   Expiration
                               Granted         in Year        $/share)         Date
                          ----------------   -----------   --------------   ----------
Stephen J. Cole-Hatchard         --               --             --             --

Nicko Feinberg                   --               --             --             --

Vasan Thatham                    --               --             --             --

          The following table sets forth information concerning the number of options owned by our Named Executives, the value of any in-the-money unexercised options as of December 31, 2002 and information concerning options exercised by our Named Executives during the year ended December 31, 2002:

                                          Aggregated Option Exercises and Year-End Option/SAR Values
                          --------------------------------------------------------------------------------------
                             Shares                        Number of Securities         Value of Unexercised
                            Acquired       Value          Underlying Unexercised             In-The-Money
                          On Exercise   Realized ($)    Options/SARs at 12/31/2002    Options/SARs at 12/31/2002
                          -----------   ------------   ---------------------------   ---------------------------
                                                       Exercisable   Unexercisable   Exercisable   Unexercisable
                                                       -----------   -------------   -----------   -------------
Stephen J. Cole-Hatchard       0             $0          302,000                       $2,080

Nicko Feinberg                 0             $0          245,000                       $2,080

Vasan Thatham                  0             $0          100,000                       $1,080

          The year-end values for unexercised in-the-money options represent the positive difference between the exercise price of the options and the year-end market value of our common stock. An option is "in-the-money" if the year-end fair market value of our common stock exceeds the option exercise price. The closing sale price of our common stock on December 31, 2002 was $.26.

Employment Agreements

          The Board of Directors has approved the adoption of employment agreements between the Company and/or its affiliates and Messrs. Thatham, Feinberg, Martinez del Rio Jr., Cole-Hatchard and Martinez del Rio Sr. that provide for an annual base compensation of not less than $115,000, $120,000, $120,000, $150,000 and $150,000, respectively. The agreements will provide for certain base salary increases in the event the Company completes an equity financing in excess of $7,000,000, and for certain bonuses in the event the Company achieves certain revenue objectives. The agreements will also allow for such bonuses as the Board of Directors may, in its sole discretion, from time to time determine. The employment agreements with Messrs. Thatham, Feinberg, Martinez Del

Rio Jr., Cole-Hatchard and Martinez Del Rio Sr. will expire in April 2005 subject to automatic successive one year renewals unless either we or the employee gives notice of intention not to renew the agreement. With the exception of Mr. Martinez del Rio Sr., the employment agreements will provide for employment on a full-time basis, and each of the agreements will contain a provision that the employee will not compete or engage in a business competitive with our current or anticipated business during the term of the employment agreement and for a period of two years thereafter.

          All of the employment agreements will provide that the employees shall be paid additional compensation equal to 295% of their annual base salary in the event of a change of ownership or effective control of our company (as defined in the agreements). The anticipated change in control as a result of the acquisition of Provo will not trigger the additional compensation clauses of the employment agreements.

Director Compensation

          Each of our non-employee directors received $6,000 in 2002 for attending Board Meetings.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

          The following table sets forth certain information, as of April 3, 2003 relating to the beneficial ownership of shares of Common Stock by: (i) each person or entity who is known by the Company to own beneficially five percent or more of the outstanding Common Stock; (ii) each of the Named Executives; (iii) each of the Company's directors; and (iv) all directors and executive officers of the Company as a group.

                                         Number of Shares
Name of Beneficial Owner              Beneficially Owned (1)   Percentage
------------------------              ----------------------   ----------
Nicko Feinberg                               866,500(2)            8.2%
Stephen J. Cole-Hatchard                   1,066,718(3)           10.0%
Ronald Signore                               329,032(4)            3.2%
William Barron                               178,972(5)            1.7%
Ventura Martinez Del Rio, Sr.                  --                   --
Ventura Martinez Del Rio, Jr.                  --                   --
Miguel Madero                                  --                   --
Vasan Thatham                                195,500(6)            1.9%
All Directors and Executive
Officers as a group (nine persons)         2,942,222(7)           25.5%

(1) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Includes warrants to purchase 125,000 shares of Common Stock and options to purchase 245,000 shares of Common Stock. The address of Mr. Feinberg is c/o the Company at One Blue Hill Plaza, 7th Floor, Pearl River, New York 10965

(3) Includes 144,000 shares held by the Cole-Hatchard Family Limited Partnership, of which Mr. Cole-Hatchard is a general partner, options to purchase 302,000 shares of Common Stock and 171,530 shares of Common Stock issuable upon exercise of 50,450 shares of Series B Preferred Stock. The address of Mr. Cole-Hatchard is c/o the Company.

(4) Includes warrants to purchase 125,000 shares of Common Stock and options to purchase 80,000 shares of Common Stock.

(5) Includes options to purchase 87,000 shares of Common Stock and 680 shares of Common Stock issuable upon conversion of 200 Shares of Series B Preferred Stock.

(6)  Includes options to purchase 100,000 shares of Common Stock.

(7) Includes options and warrants to purchase 1,214,000 shares of Common Stock and 172,210 shares of Common Stock issuable upon exercise of 50,650 shares of Series B Preferred Stock.

Item 12. Certain Relationships and Related Transactions.

          In June 2002, Mr. Nicko Feinberg and Mr. Ronald Signore, our current directors, purchased $50,000 in aggregate principal amount of promissory notes pursuant to our June 2002 private placement, and received warrants to purchase 250,000 shares, in aggregate, of our common stock at an exercise price $.08 per share. These purchases were all on terms and conditions identical to those of the other investors in the private placement.

          In connection with the acquisition of Provo, we issued to 18 individuals an aggregate of 35,500 shares of our Series D Convertible Preferred Stock (the "Series D Preferred"), including 10,000 shares to Stephen J. Cole-Hatchard, our Chairman of the Board and Chief Executive Officer, 10,000 shares to Nicko Feinberg, our President U.S Operations, and a director, 5,000 shares of Series D to Joseph Donohue, a then director, 1,000 shares of Series D to Vasan Thatham, our Vice President and Chief Financial Officer and 1,000 shares of Series D to Amy Wagner-Mele, our Executive Vice President and General Counsel.

          Each share of Series D Preferred is convertible into 150 shares of common stock upon receipt of the approval by our shareholders of (i) the issuance of common stock upon conversion of the Series D Preferred, (ii) an increase in our authorized common shares to 75 million and (iii) a 1 for 1.5 reverse split of our common stock (the "Series D Approvals"). Accordingly, if the Series D Approvals are obtained, the Series D Preferred will convert into an aggregate of 5,325,000 shares of common stock (without giving effect to the proposed reverse split), of which 1,500,000 shares will be issued to Mr. Cole-Hatchard, 1,500,000 shares will be issued to Mr. Feinberg, 750,000 shares will be issued to Mr. Donahue, 150,000 shares to Mr. Thatham and 150,000 shares to Ms. Mele.

          In April 2003, we borrowed $550,000 from an unaffiliated entity ("Lender") and issued a secured promissory note ("Note") to the lender. The Note bears interest of 14% and is secured by substantially all of our assets. Two of our officers, Messrs. Nicko Feinberg and Stephen J. Cole-Hatchard have pledged shares of common stock owned by them in our company as additional collateral to the lender. In addition, Mr. Cole-Hatchard has personally guaranteed the repayment of the Note.

Item 13. Exhibits, Lists and Reports on Form 8-K.

          (a) Exhibits

          2.1 Amended and Restated Stock Purchase Agreement between Frontline Communications Corporation, Proyecciones y Ventas Organizadas, S.A., Ventura Martinez del Rio Requejo and Ventura Martinez del Rio Arrangoz dated April 3, 2003.

          3.1   Certificate of Incorporation of the Company.+

          3.2 Certificate of Amendment of the Certificate of Incorporation of the Company.+++

          3.3 Certificate of Amendment of the Certificate of Incorporation of the Company.*

          3.4   By-Laws of the Company.+

          4.1   Certificate of Designation of Series A preferred stock.++

          4.2   Certificate of Designation of Series B preferred stock.*

          4.3   Certificate of Designation of Series C preferred stock.

          4.4   Certificate of Designation of Series D preferred stock.

          10.1 Employment Agreements with Messrs. Stephen Cole-Hatchard and Nicko Feinberg.+#

          10.2  Employment Agreement with Vasan Thatham.*#

          10.3  2001 Stock Incentive Plan.***#

          10.4  1997 Stock Option Plan of the Company.+ #

          10.5 Office Lease between Registrant and Glorious Sun Robert Martin LLC.+

          10.6  Amendment No. 1 to Office Lease.*

          10.7  Amendment No. 2 to Office Lease.*

          10.8 Asset Purchase Agreement dated June 20, 2000 among Frontline Communications Corp., Delanet, Inc., Michael Brown and Donald McIntire.**

          10.9 Asset Purchase Agreement dated June 20, 2000 among Frontline Communications Corp., Delanet, Inc., Michael Brown and Donald McIntire.**

          10.10 Addendum to Amended and Restated Stock Purchase Agreement between Frontline Communications Corporation, Proyecciones y Ventas Organizadas, S.A., Ventura Martinez Del Rio, Sr. and Ventura Martinez Del Rio, Jr. dated April 3, 2003.

          10.11 Registration Rights Agreement dated April 3, 2003 between Frontline Communications, Ventura Martinez Del Rio, Sr. and Ventura Martinez Del Rio, Jr..

          10.12 Security Agreement dated April 3, 2003 between Frontline Communications, Ventura Martinez Del Rio, Sr. and Ventura Martinez Del Rio Jr..

          10.13 Secured Promissory Note dated April 3, 2003 between Frontline Communications, Ventura Martinez Del Rio, Sr. and Ventura Martinez Del Rio, Jr..

          10.14 Term Loan and Security Agreement among Frontline Communications, Proyecciones y Ventas Organizadas, S.A., and IIG Equity Opportunities Fund Ltd.

          10.15 Pledge Agreement between Stephen J. Cole-Hatchard, Nicko Feinberg, Elizabeth Feinberg and IIG Equity Opportunities Fund Ltd Dated April 3, 2003.

          10.16 Registration Rights Agreement between Frontline Communications Corporation and IIG Equity Opportunities Fund Ltd dated April 3, 2003.

          10.17 Limited guarantee agreement dated April 3, 2003 between Stephen
                J. Cole-Hatchard and IIG Equity Opportunities Fund Ltd dated April 3, 2003.

          10.18 Mortgage by Stephen J. Cole-Hatchard in favor of IIG Equity Opportunities Fund Ltd dated April 3, 2003.

          10.19 Mortgage and Security Agreement by Stephen J. Cole-Hatchard in favor of IIG Equity Opportunities Fund Ltd dated April 3, 2003.

          10.20 Subordination Agreement between 8% Promissory Note Holders and IIG Equity Opportunities Fund Ltd dated April 3, 2003.

          21.1 Subsidiaries of the Company.

          23.1 Consent of Goldstein Golub and Kessler LLP.

          99.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(Footnotes from previous page)

----------
* Incorporated by reference to the applicable exhibit contained in the Company's Registration Statement on Form SB-2 (file no.333-92969).

+ Incorporated by reference to the applicable exhibit contained in the Company's Registration Statement on Form SB-2 (file no. 333-34115).

++ Incorporated by reference to the applicable exhibit contained in the Company's Current Report on Form 8-K dated October 9, 1998.

+++ Incorporated by reference to applicable exhibit contained in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1999.

** Incorporated by reference to the applicable exhibit contained in the Company's Current Report on Form 8-K dated June 20, 2000.

*** Incorporated by reference to Appendix B to the Registrant's definitive proxy statement on Schedule 14A filed with the SEC on July 3, 2001.

#    Denotes a management compensation plan or arrangement.

          (b) Reports on Form 8-K filed during the quarter ended December 31, 2002:

          Not applicable.

Item 14. Controls and Procedures

          Within 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in our internal controls or other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly signed this report on its behalf by the undersigned, thereunto duly authorized on the 14th day of April 2003.

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

Signature                             Title                               Date
---------                             -----                               ----

/s/ Ventura Martinez Del Rio, Sr.
---------------------------------
Ventura Martinez Del Rio, Sr.         Chairman of the Board               April 14, 2003


/s/ Stephen J. Cole-Hatchard          Chief Executive Officer,            April 14, 2003
---------------------------------     and Director (Principal
Stephen J. Cole-Hatchard              Executive Officer)


/s/ Nicko Feinberg                    President U.S. Operations           April 14, 2003
---------------------------------     and Director
Nicko Feinberg


/s/ Vasan Thatham                     Chief Financial Officer             April 14, 2003
---------------------------------     and Vice President (Principal
Vasan Thatham                         Financial and Accounting Officer)

/s/ Ventura Martinez Del Rio, Jr.
---------------------------------                                         April 14, 2003
Ventura Martinez Del Rio, Jr.         President Mexico Operations
                                      and Director


/s/ Ronald C. Signore                 Director                            April 14, 2003
---------------------------------
Ronald C. Signore


/s/ William A. Barron                 Director                            April 14, 2003
---------------------------------
William A. Barron

                  Certification of Principal Executive Officer

I, Stephen J. Cole-Hatchard, Chief Executive Officer of Frontline Communications Corporation, certify that:

1. I have reviewed this annual report on Form 10-KSB of Frontline Communications Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: April 14, 2003


                                      /s/ Stephen J. Cole-Hatchard
                                      ------------------------------------------
                                      Stephen J. Cole-Hatchard
                                      Chief Executive Officer

                  Certification of Principal Financial Officer

I, Vasan Thatham, Vice President and Chief Financial Officer of Frontline Communications Corporation, certify that:

1. I have reviewed this annual report on Form 10-KSB of Frontline Communications Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: April 14, 2003


                                      /s/ Vasan Thatham
                                      ------------------------------------------
                                      Vasan Thatham
                                      Vice President and Chief Financial Officer

FRONTLINE COMMUNICATIONS
 CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

Independent Auditor's Report                                    F-1 - F-2

Consolidated Financial Statements:

   Balance Sheet                                                   F-3
   Statement of Operations                                         F-4
   Statement of Stockholders' Equity (Deficiency)                  F-5
   Statement of Cash Flows                                      F-6 - F-7
   Notes to Consolidated Financial Statements                   F-8 - F-16

                                                          (Draft April 11, 2003)

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Frontline Communications Corporation

We have audited the accompanying consolidated balance sheet of Frontline Communications Corporation and Subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontline Communications Corporation and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

In April 2003, as discussed in Note 10 of the notes to consolidated financial statements, the Company entered into an agreement with the shareholders of Proyecciones y Ventas Organizadas, S.A. de C.V. ("Provo"), a corporation organized under the laws of the Republic of Mexico to acquire Provo. Upon completion of the transaction described in Note 10 and the approval of the proposed stock conversion by the Company's shareholders, it is expected that the shareholders of Provo will control the Company.

                                                          (Draft April 11, 2003)

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the notes to consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and a stockholders' deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 20, 2003, except for Note 10,
 as to which the date is April 3, 2003

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET
================================================================================

December 31, 2002
-----------------------------------------------------------------------------------------------------
ASSETS

Current:
  Cash and cash equivalents                                                              $    208,502
  Accounts receivable, less allowances for doubtful accounts of $25,000                       212,397
  Prepaid expenses and other                                                                   57,778
-----------------------------------------------------------------------------------------------------
      Total current assets                                                                    478,677

Property and Equipment, net                                                                   671,013

Other                                                                                         108,877
-----------------------------------------------------------------------------------------------------
      Total Assets                                                                       $  1,258,567
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable                                                                       $    765,749
  Accrued expenses                                                                            903,710
  Current portion of long-term debt                                                           940,202
  Deferred revenue                                                                            524,738
-----------------------------------------------------------------------------------------------------
      Total current liabilities                                                             3,134,399

Long-term Debt, less current portion                                                           11,453

Promissory Notes Payable (face value $200,000, including $50,000 payable to officers
 and directors), net of unamortized discount of $58,333                                       141,667
-----------------------------------------------------------------------------------------------------
      Total liabilities                                                                     3,287,519
-----------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Deficiency:
  Preferred stock - $.01 par value; authorized 2,000,000 shares, issued and
   outstanding 496,445 shares (liquidation preference of $7,446,675)                            4,964
  Common stock - $.01 par value; authorized 25,000,000 shares, issued 9,940,424 shares         99,404
  Additional paid-in capital                                                               36,204,292
  Accumulated deficit                                                                     (37,466,196)
-----------------------------------------------------------------------------------------------------

                                                                                           (1,157,536)
  Treasury stock, at cost, 645,452 shares                                                    (871,416)
-----------------------------------------------------------------------------------------------------
      Stockholders' deficiency                                                             (2,028,952)
-----------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Deficiency                                     $  1,258,567
=====================================================================================================

                                  See Notes to Consolidated Financial Statements

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF OPERATIONS
================================================================================

Year ended December 31,                                                     2002            2001
------------------------------------------------------------------------------------------------
Revenue                                                             $  5,047,098    $  6,503,120
------------------------------------------------------------------------------------------------

Costs and expenses:
  Cost of revenue                                                      2,493,337       3,482,954
  Selling, general and administrative                                  2,446,816       3,860,999
  Depreciation and amortization                                          745,135       2,943,678
  Impairment of intangibles                                                   --       2,827,993
  Noncash compensation charge                                             58,500         206,505
------------------------------------------------------------------------------------------------
                                                                       5,743,788      13,322,129
------------------------------------------------------------------------------------------------

  Loss from operations                                                  (696,690)     (6,819,009)

Other income (expense):
  Interest income                                                          7,796          53,887
  Interest expense                                                       (95,417)       (131,778)
  Loss on disposal of property and equipment                              (3,214)       (132,387)
------------------------------------------------------------------------------------------------

Net loss                                                                (787,525)     (7,029,287)

Preferred dividends                                                      297,867         320,910
------------------------------------------------------------------------------------------------
Net loss available to common shareholders                           $ (1,085,392)   $ (7,350,197)
================================================================================================

Loss per share - basic and diluted                                  $      (0.12)   $      (1.00)
================================================================================================

Weighted-average number of shares outstanding - basic and diluted      9,119,533       7,333,221
================================================================================================

                                  See Notes to Consolidated Financial Statements

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
================================================================================

Years ended December 31, 2002 and 2001
---------------------------------------------------------------------------------------------------------------------

                                                                                                        Additional
                                                          Preferred Stock           Common Stock         Paid-in
                                                         Shares     Amount       Shares      Amount      Capital
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                            597,800    $   5,978    7,164,793   $  71,648   $ 35,570,119

Purchase of treasury stock, at cost (6,800 shares)           --           --           --          --             --

Conversion of Series B preferred stock                  (70,700)        (707)     240,380       2,404         (1,697)

Common stock issued for services                             --           --    1,376,700      13,767        192,738

Dividends on preferred stock                                 --           --      779,324       7,793        313,117

Net loss                                                     --           --           --          --             --

--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                            527,100        5,271    9,561,197      95,612     36,074,277

Purchase of treasury stock, at cost (28,806 shares)          --           --           --          --             --

Common stock issued for services                             --           --      275,000       2,750         55,750

Conversion of Series B preferred stock                  (30,655)        (307)     104,227       1,042           (735)

Dividends on preferred stock                                 --           --           --          --             --

Warrants issued with promissory notes payable                --           --           --          --         75,000

Net loss                                                     --           --           --          --             --
--------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                            496,445    $   4,964    9,940,424   $  99,404   $ 36,204,292
====================================================================================================================


                                                                                     Total
                                                                       Treasury   Stockholders'
                                                      Accumulated       Stock,       Equity
                                                        Deficit         at Cost   (Deficiency)
----------------------------------------------------------------------------------------------
Balance at December 31, 2000                          $(29,030,607)   $(860,539)   $ 5,756,599

Purchase of treasury stock, at cost (6,800 shares)              --       (4,113)        (4,113)

Conversion of Series B preferred stock                          --           --             --

Common stock issued for services                                --           --        206,505

Dividends on preferred stock                              (320,910)          --             --

Net loss                                                (7,029,287)          --     (7,029,287)
----------------------------------------------------------------------------------------------

Balance at December 31, 2001                           (36,380,804)    (864,652)    (1,070,296)

Purchase of treasury stock, at cost (28,806 shares)             --       (6,764)        (6,764)

Common stock issued for services                                --           --         58,500

Conversion of Series B preferred stock                          --           --             --

Dividends on preferred stock                              (297,867)          --       (297,867)

Warrants issued with promissory notes payable                   --           --         75,000

Net loss                                                  (787,525)          --       (787,525)
----------------------------------------------------------------------------------------------

Balance at December 31, 2002                          $(37,466,196)   $(871,416)   $(2,028,952)
==============================================================================================

                                  See Notes to Consolidated Financial Statements

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
================================================================================

Year ended December 31,                                                        2002           2001
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                              $  (787,525)   $(7,029,287)
  Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                                           745,135      2,943,678
    Debt discount amortization                                               16,667             --
    Noncash compensation charge                                              58,500        206,505
    Impairment of intangibles                                                    --      2,827,993
    Loss on disposal of property and equipment                                3,214        132,387
    Changes in operating assets and liabilities:
      Decrease in marketable securities                                          --      1,808,210
      Decrease in accounts receivable                                        51,860        312,567
      (Increase) decrease in prepaid expenses and other                     (24,755)        93,675
      (Increase) decrease in other assets                                    (4,488)        10,597
      Decrease in accounts payable and accrued expenses                    (390,355)      (563,729)
      Decrease in deferred revenue                                          (90,612)      (474,854)
--------------------------------------------------------------------------------------------------
          Net cash provided by (used in) operating activities              (422,359)       267,742
--------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Acquisition of property and equipment                                     (14,895)       (51,148)
  Proceeds from disposal of property and equipment                            5,000         51,886
--------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities                (9,895)           738
--------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Principal payments on long-term debt                                     (155,014)      (442,915)
  Proceeds from issuance of promissory notes payable                        200,000             --
  Payments to acquire treasury stock                                         (6,764)        (4,113)
--------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities                38,222       (447,028)
--------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                  (394,032)      (178,548)

Cash and cash equivalents at beginning of year                              602,534        781,082
--------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                $   208,502    $   602,534
==================================================================================================

Supplemental disclosure of cash flow information:

  Cash paid during the year for interest                                $    83,000    $   132,000
==================================================================================================

                                                                     (continued)

                                  See Notes to Consolidated Financial Statements

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
================================================================================

Year ended December 31,                                                       2002       2001
---------------------------------------------------------------------------------------------
Supplemental schedule of noncash investing and financing activities:

  Warrants issued with promissory notes payable                           $ 75,000         --
=============================================================================================
  Capital lease obligations incurred                                            --   $ 48,098
=============================================================================================
  Dividends on Series B preferred stock paid in common stock or accrued   $297,867   $320,910
=============================================================================================
  Common stock issued for services                                        $ 58,500         --
=============================================================================================

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

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a net working capital deficiency of $2,655,722 and a stockholders' deficiency of $2,028,952 at December 31, 2002. These factors raise substantial doubt about its ability to continue as a going concern. Management has entered into an agreement with the shareholders of Proyecciones y Ventas Organizadas, S.A. de C.V. ("Provo"), a corporation organized under the laws of the Republic of Mexico to acquire Provo. This agreement, which is discussed in Note 10, is expected to transfer control of the Company to the shareholders of Provo upon approval by the Frontline shareholders. The Company's operations will then include the historical operations of the Company and the operations of Provo, which is engaged in the distribution of calling card and cellular phone airtime in Mexico. Management of the Company feels that the addition of Provo to the operations of the Company will enable it to continue to meet its obligations as they come due and to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay, and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

      Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed over the estimated useful lives of the assets using the straight-line method.

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

      Intangible assets consisted of purchased customer bases. Amortization was computed using the straight-line basis over three years. The intangible was fully amortized at December 31, 2002. Amortization expense for the years ended December 31, 2002 and 2001 amounted to $140,738 and $2,255,310, respectively.

      Long-lived assets, such as property and equipment, intangibles and customer bases, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. During the year ended December 31, 2001, goodwill and purchased customer bases were written down by $2,827,993, due to impairment of such assets.

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

      SFAS No. 123 requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company's stock options had been determined in accordance with the fair-value-based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the date of the grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for options in 2001:

      Year ended December 31, 2001
      -------------------------------------------------------------------------

      Risk-free interest rate                                             4.65%
      Expected life                                                     5 years
      Expected volatility                                                  169%
      Dividend yield                                                       None
      -------------------------------------------------------------------------

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

      Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

      Year ended December 31,                             2002           2001
      -----------------------------------------------------------------------

      Net loss available to common shareholders:
        As reported                                $(1,085,392)   $(7,350,197)
        Stock-based compensation using the fair
         value method                                  (55,991)      (100,110)
      -----------------------------------------------------------------------

        Pro forma                                   (1,141,383)    (7,450,307)
      Net loss per share (basic and diluted):
        As reported                                      (0.12)         (1.00)
        Pro forma                                        (0.13)         (1.02)
      -----------------------------------------------------------------------

      All costs associated with advertising services are expensed in the period incurred. Advertising expense was approximately $43,000 and $130,000 for the years ended December 31, 2002 and 2001, respectively.

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

      In November 2002, the EITF issued EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for the Company for revenue arrangements entered into beginning July 1, 2003. The Company does not expect the adoption of EITF Issue No. 00-21 to have a material impact on its 2003 consolidated financial statements.

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

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

2. PROPERTY AND EQUIPMENT:

      Property and equipment, at cost, consists of the following at December 31, 2002:

                                                                                     Estimated
                                                                                      Useful
                                                                                       Life
      ----------------------------------------------------------------------------------------
      Computer and office equipment                             $ 2,611,297       3 to 5 years
      Furniture and fixtures                                         74,825            5 years
      Leasehold improvements                                        149,365         Lease term
      ----------------------------------------------------------------------------------------
                                                                  2,835,487
      Less accumulated depreciation and amortization             (2,164,474)
      ----------------------------------------------------------------------------------------
                                                               $    671,013
      ========================================================================================

      Depreciation and amortization for the years ended December 31, 2002 and 2001 amounted to approximately $604,000 and $689,000, respectively.

3. ACCRUED EXPENSES:

      Accrued expenses consist of the following at December 31, 2002:

      Accrued Internet connection and telephone                         $355,363
      Lease cancellations and related costs                               98,750
      Dividends payable                                                  297,867
      Accrued professional fees                                           46,268
      Accrued wages and salaries                                          82,896
      Other                                                               22,566
      --------------------------------------------------------------------------
                                                                        $903,710
      ==========================================================================

4. LONG-TERM DEBT:

      Long-term debt consists of the following at December 31, 2002:

      Present value of net minimum lease payments (a)                   $223,055
      Promissory note payable (b)                                        728,600
      --------------------------------------------------------------------------
                                                                         951,655
      Less current portion                                               940,202
      --------------------------------------------------------------------------
                                                                        $ 11,453
      ==========================================================================

      (a) The Company leases computer and other equipment under capital leases. The assets acquired under capital leases have a cost of approximately $1,155,000 and accumulated depreciation of approximately $887,000 as of December 31, 2002.

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

      The following is a schedule of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments at December 31, 2002:

      Year ending December 31,

                2003                                                    $222,073
                2004                                                      10,958
                2005                                                       1,279
      --------------------------------------------------------------------------
      Total minimum lease payments                                       234,310
      Less amount representing interest                                   11,255
      --------------------------------------------------------------------------
      Present value of net minimum lease payments                        223,055
      Less current portion                                               211,602
      --------------------------------------------------------------------------
             Long-term lease obligations                                $ 11,453
      ==========================================================================

      (b) A promissory note, issued as part of a business acquisition, in the principal amount of $728,600. The promissory note bears interest at 4% and is payable in June 2003. The Company has the option to convert the principal amount due under the promissory note to shares of its common stock at a conversion price of $8 per share (significantly greater than the market value of the common stock at the acquisition date), under certain circumstances, as defined in the acquisition agreement, such as the market price of the Company's common stock exceeding $10 per share. See Note 10.

            The carrying amount of the Company's long-term debt approximates fair value using the Company's estimated incremental borrowing rate.

5. PROMISSORY NOTES:

      In June 2002, the Company completed a private placement of 8% promissory notes and received proceeds of $200,000 (including $50,000 from officers and directors). The promissory notes bear interest at 8% and mature in three years from the date of issuance. The Company has the option to convert the principal amount due under the promissory notes into shares of its common stock at a conversion price of $4.80 per share, under certain circumstances, as defined in the agreement with the promissory note holders, such as the market price of the Company's common stock exceeding $6 per share. The Company also issued to the note holders warrants to purchase an aggregate of 1,000,000 shares of its common stock at an exercise price of $.08 per share. Out of the proceeds, $75,000 was allocated as the value of the warrants and is recorded as a discount on the notes payable in the accompanying consolidated balance sheet. The discount is being amortized as additional interest over the terms of the promissory notes. At December 31, 2002, the promissory notes payable included on the accompanying consolidated balance sheet amounting to $141,667 are net of unamortized discounts of $58,333. The fair value of the notes approximates the carrying amount based on rates available to the Company.

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

6. COMMITMENTS AND CONTINGENCIES:

      The Company rents office space and equipment under operating lease agreements expiring at various dates through 2005.

      Future minimum rental payments required under operating leases are approximately as follows:

      Year ending December 31,

                  2003                                                  $379,000
                  2004                                                   226,000
                  2005                                                     5,000
      --------------------------------------------------------------------------
                                                                        $610,000
      ==========================================================================

      Rental expense was approximately $341,000 and $438,000 for the years ended December 31, 2002 and 2001, respectively.

      In connection with the Company's lease for its main office space, the Company has opened an irrecoverable letter of credit with a bank for approximately $65,000 in lieu of a security deposit.

7. STOCK OPTIONS:

      The Company has a stock option plan (the "Plan") which authorizes the issuance of incentive options and nonqualified options to purchase up to 2,000,000 shares of common stock. The Plan has a 10-year term. The board retained the authority to determine the individuals to whom, and the times at which, stock options would be granted, along with the number of shares, vesting schedule and other provisions related to the stock options.

      A summary of the status of the Company's stock option plan as of December 31, 2002 and 2001, and changes during the years ended on those dates, is presented below:

      December 31,                                2002                       2001
      ---------------------------------------------------------------------------------------

                                                       Weighted-                  Weighted-
                                                        average                    average
                                                        Exercise                   Exercise
                                           Shares        Price        Shares        Price
      --------------------------------------------------------------------------------------
      Outstanding at beginning of year    1,458,900    $     2.67    1,347,768    $     4.19
      Granted                                                          445,000          0.22
      Forfeited                            (169,900)         1.68     (333,868)         4.97
      --------------------------------------------------------------------------------------
      Outstanding at end of year          1,289,000    $     2.81    1,458,900    $     2.67
      ======================================================================================

      Options exercisable at year-end     1,289,000    $     2.81    1,442,900    $     2.64
      ======================================================================================

      Weighted-average fair value of
       options granted during the year                         --                 $     0.21
      ======================================================================================

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

                                   Options Outstanding and Exercisable
                           -------------------------------------------------
                               Number                              Weighted-
                           Outstanding at     Remaining             average
          Range of          December 31,     Contractual           Exercise
      Exercise Prices           2002             Life                Price
      ----------------------------------------------------------------------

      $0.22 to $1.00            501,000          3.1 years           $0.31
      $1.00 to $2.50            184,800           .9                  2.37
      $2.50 to $4.00             97,000           .8                  3.58
      $4.00 to $6.00            433,200          1.95                 5.16
      $6.00 to $6.75             73,000          1.1                  6.10
      ----------------------------------------------------------------------
                              1,289,000                              $2.81
      ======================================================================

8. STOCKHOLDERS' EQUITY (DEFICIENCY):

      In April 2000, the Company's board of directors authorized the Company to purchase up to $1,000,000 worth of its common stock from time to time, as the Company deems appropriate, through open market purchases or in privately negotiated transactions. As of December 31, 2002, the Company had acquired 413,932 shares of common stock for an aggregate consideration of approximately $607,000.

      In September 2001, the Company granted 1,376,700 restricted shares of its common stock to its employees under the Company's 2001 Stock Incentive Plan. Accordingly, $206,505, representing the fair value of the shares granted, was charged to operations as a noncash compensation charge.

      During 2001, the Company issued: (i) 240,380 shares of common stock upon conversion of 70,700 shares of Series B Convertible Redeemable preferred stock, and (ii) 779,324 shares of common stock as dividends to the holders of Series B Convertible Redeemable preferred stock.

      In May 2002, the Company entered into a consulting agreement for marketing services and issued to the consultant 250,000 shares of common stock as consideration for the services rendered by the consultant. Accordingly, $50,000, representing the fair value of the shares issued, was charged to operations.

      In June 2002, the Company issued, in a private sale of 8% promissory notes, warrants to purchase an aggregate of 1,000,000 shares of its common stock at an exercise price of $.08 per share.

      In August 2002, the Company entered into a consulting agreement for marketing services and issued to the consultant 25,000 shares of common stock as consideration for the services rendered by the consultant. Accordingly, $8,500, representing the fair value of the shares issued, was charged to operations.

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

      During 2002, the Company issued 104,227 shares of common stock upon conversion of 30,655 shares of Series B Convertible Redeemable preferred stock.

      In addition, at December 31, 2002, other warrants to purchase 2,516,300 shares of common stock were outstanding and exercisable at prices ranging between $4.80 and $8.50 per share, expiring at various times through 2004.

9. INCOME TAXES:

      At December 31, 2002, the tax effects of loss carryforwards and the valuation allowance that give rise to deferred tax assets are as follows:

      Net operating losses                                          $ 7,650,000
      Less valuation allowance                                       (7,650,000)
      --------------------------------------------------------------------------
              Deferred tax assets                                   $        -0-
      ==========================================================================

      The provision (benefit) for income taxes differs from the amount computed using the federal statutory rate of 34% as a result of the following:

      December 31,                                        2002            2001
      --------------------------------------------------------------------------

      Federal statutory rate                               (34)%           (34)%
      Increase in valuation allowance                       34              34
      --------------------------------------------------------------------------
                                                            -0-%            -0-%
      ==========================================================================

      The Company had net operating loss carryforwards of approximately $22,500,000 at December 31, 2002, which expire through 2022. The tax benefit of these losses has been completely offset by a valuation allowance due to the uncertainty of its realization.

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

10. SUBSEQUENT EVENT:

      In April 2003, the Company entered into an amended and restated stock purchase agreement with the two stockholders of Provo, a corporation organized under the laws of the Republic of Mexico, to acquire from them all the issued and outstanding shares of Provo. As consideration, the Company issued 220,000 shares of Series C Convertible Preferred Stock ("Series C Preferred") of the Company to the two stockholders of Provo. Provo and its subsidiaries are engaged in the distribution of prepaid calling cards and cellular phone airtime in Mexico.

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

      Each share of Series C Preferred will automatically convert into 150 shares of the Company's common stock after the transaction is approved by the Company's shareholders. In connection with the transaction, the Company will require shareholder approval for (i) the issuance of shares of common stock upon conversion of Series C Preferred, (ii) the change in control contemplated by the Provo transaction, (iii) an increase in authorized common stock to 75,000,000 shares, and (iv) a reverse split of all of the issued and outstanding shares of common stock. Upon such approval, Series C Preferred will convert into common stock representing approximately 66% of the combined Company. The Company issued 35,500 Series D Preferred shares ("Series D Preferred") to certain brokers, finders and certain of the Company's officers and directors in accordance with the terms of certain consulting agreements. Each share of Series D Preferred can be converted into 150 shares of the Company's common stock after the shareholder approval is obtained for (i) the issuance of the shares of common stock upon conversion of the Series D Preferred, (ii) an increase in the Company's authorized common stock to 75,000,000 and (iii) a reverse split of the common stock.

      In the event the Company's shareholders do not approve the conversion of Series C Preferred into the Company's common stock, the Company will be obligated to pay $20,000,000 to the Series C Preferred stockholders.

      In April 2003, the Company borrowed $550,000 from an unaffiliated entity (the "Lender") and issued a secured promissory note (the "Note") to the Lender. The Note bears interest of 14% and is secured by substantially all of the Company's assets. Two officers have pledged shares of the Company's common stock owned by them as additional collateral to the Lender. In connection with the financing, the Company issued 500,000 shares of common stock to the Lender as additional consideration. The Note is payable at the earlier of 90 days or upon financing of Provo's accounts receivable. Out of the proceeds, the Company used $200,000 to settle a promissory note, issued as a part of a business acquisition, in the principal amount of $728,600. The balance of the promissory note was settled through issuance of 375,000 shares of common stock to the promissory note holders.

                         STATEMENT OF DIFFERENCES
                         ------------------------
The registered trademark symbol shall be expressed as................... 'r'