Form 10QSB
period 2003-03-31
FRONTLINE COMMUNICATIONS CORP
filed 2003-05-13
CIK 1040850

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 2003

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

Yes [X]   No[ ]

As of May 5, 2003 there were outstanding 10,169,972 shares of the Issuer's common stock, $ .01 par value.

                                      INDEX

                                                                            Page
                                                                            ----
Part I   Financial Information

Item 1   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets                                1

         Condensed Consolidated Statements of Operations                      2

         Condensed Consolidated Statements of Cash Flows                      3

         Notes to Condensed Consolidated Financial Statements                 4

Item 2   Management's Discussion and Analysis of Financial Condition And
         Results Of Operations                                                7

Item 3   Controls and Procedures                                             11

Part II  Other information                                                   11

         Signatures                                                          12

         Certifications                                                      13

Frontline Communications Corporation
Condensed Consolidated Balance Sheets

                                                                                 March 31,    December 31,
                                                                                   2003           2002
                                                                               ------------   ------------
                                                                                (Unaudited)     (Audited)
ASSETS
Current:
   Cash and cash equivalents                                                   $    214,909   $    208,502
   Accounts receivable, net of allowance for doubtful accounts                      165,992        212,397
   Prepaid expenses and other                                                        61,245         57,778
                                                                               ------------   ------------
         Total current assets                                                       442,146        478,677

Property and equipment, net                                                         528,055        671,013
Deferred transaction costs                                                           49,441
Other                                                                               100,882        108,877

                                                                               ------------   ------------
                                                                               $  1,120,524   $  1,258,567
                                                                               ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable                                                            $    873,818   $    765,749
   Accrued expenses                                                                 914,295        903,710
   Deferred revenue                                                                 561,960        524,738
   Current portion of long-term debt                                                919,083        940,202
                                                                               ------------   ------------
         Total current liabilities                                                3,269,156      3,134,399

Capitalized lease obligation                                                          4,697         11,453
Promissory notes payable, net of unamortized discount of
   $52,083 and $58,333, respectively                                                147,917        141,667
                                                                               ------------   ------------
      Long-term debt, less current portion                                          152,614        153,120
                                                                               ------------   ------------
         Total liabilities                                                        3,421,770      3,287,519
                                                                               ------------   ------------

Stockholders' deficiency:
   Preferred stock, $.01 par value, 2,000,000 shares authorized, issued and
      outstanding 496,445 shares                                                      4,964          4,964
      Liquidation preference $7,446,675
   Common Stock, $.01 par value, 25,000,000 shares authorized, 9,940,424
      shares issued and 9,294,972 shares outstanding                                 99,404         99,404
   Additional paid-in capital                                                    36,204,292     36,204,292
   Accumulated deficit                                                          (37,738,490)   (37,466,196)
   Treasury stock, at cost, 645,452 shares                                         (871,416)      (871,416)
                                                                               ------------   ------------
         Total stockholders' deficiency                                          (2,301,246)    (2,028,952)

                                                                               ------------   ------------
                                                                               $  1,120,524   $  1,258,567
                                                                               ============   ============

See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                      For the three months ended
                                                      --------------------------
                                                        March 31,    March 31,
                                                          2003         2002
                                                       ----------   ----------
Revenues                                               $1,066,127   $1,352,269

Costs and expenses:
   Cost of revenues                                       495,721      681,854
   Selling, general and administrative                    603,279      667,322
   Depreciation and amortization                          143,373      194,262
                                                       ----------   ----------
                                                        1,242,373    1,543,438
                                                       ----------   ----------
Loss from operations                                     (176,246)    (191,169)

Other income (expense):
   Interest income                                            307        1,742
   Interest expense                                       (21,888)     (21,543)
   Loss on disposal of property and equipment                           (3,214)
                                                       ----------   ----------
Net loss                                                 (197,827)    (214,184)
                                                       ----------   ----------

Preferred dividends                                        74,467       79,065

                                                       ----------   ----------
Net loss available to common shareholders                (272,294)    (293,249)
                                                       ==========   ==========

Loss per common share-basic and diluted                    ($0.03)      ($0.03)
                                                       ==========   ==========

Weighted average number of common shares
   outstanding- basic and diluted                       9,294,972    8,944,551
                                                       ==========   ==========

See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                               For the nine months ended
                                                               -------------------------
                                                                 March 31,    March 31,
                                                                   2003         2002
                                                                ----------   ----------
Cash flow from operating activities:
   Net loss                                                      ($197,827)   ($214,184)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
      Depreciation and amortization                                143,373      194,262
      Debt discount amortization                                     6,250
      Loss on disposal of property and equipment                                  3,214
      Changes in operating assets and liabilities
         Accounts receivable                                        46,405       33,734
         Prepaid expenses and other                                 (3,467)     (11,962)
         Other assets                                                7,581        2,359
         Accounts payable and accrued expenses                      44,186     (191,317)
         Deferred revenue                                           37,222       66,666
                                                                ----------   ----------
Net cash (used in) provided by operating activities                 83,723     (117,228)
                                                                ----------   ----------

Cash flows from investing activities:
   Acquisition of property and equipment                                         (6,343)
   Proceeds from disposal of property and equipment                               5,000
   Deferred transaction costs                                      (49,441)
                                                                ----------   ----------
Net cash used in investing activities                              (49,441)      (1,343)
                                                                ----------   ----------

Cash flows from financing activities:
   Principal payments on long-term debt                            (27,875)     (70,473)

                                                                ----------   ----------
Net cash provided by (used in) financing activities                (27,875)     (70,473)
                                                                ----------   ----------

Net decrease in cash and cash equivalents                            6,407     (189,044)

Cash and cash equivalents, beginning of period                     208,502      602,534

                                                                ----------   ----------
Cash and cash equivalents, end of period                        $  214,909   $  413,490
                                                                ==========   ==========

Supplemental information:
Approximate interest paid during the period                     $    4,000   $   14,000
                                                                ==========   ==========

Dividends on Series B Preferred stock accrued                   $   74,467   $   79,065
                                                                ==========   ==========

See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003

NOTE A- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods. For further information, refer to the Financial Statements and footnotes thereto in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2002. There have been no significant changes in accounting policies since December 31, 2002.

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

NOTE D- STOCK OPTIONS

     Statement of Financial Accounting Standard No. 123 requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the stock options had been determined in accordance with the fair-value-based method prescribed in SFAS No. 123. For the three months ended March 31, 2003 and 2002, the pro forma net loss and loss per share calculated under the provisions of SFAS No. 123 would have been the same as reported numbers.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003

NOTE E- SUBSEQUENT EVENT

     In April 2003, the Company entered into an amended and restated stock purchase agreement with the two stockholders of Proyecciones y Ventas Organizadas, S.A de C.V., a corporation organized under the laws of the Republic of Mexico ("Provo"), to acquire from them all the issued and outstanding shares of Provo. As consideration, the Company issued 220,000 shares of its Series C Convertible Preferred Stock ("Series C Preferred") to the two stockholders of Provo. Provo and its subsidiaries are engaged in the distribution of prepaid calling cards and cellular phone airtime in Mexico.

     Each share of Series C Preferred will automatically convert into 150 shares of the Company's common stock after the transaction is approved by the Company's shareholders. In connection with the transaction, the Company will require shareholder approval for (i) issuance of common stock upon conversion of Series C Preferred, (ii) the change in control contemplated by the Provo transaction,
(iii) an increase in authorized common stock to 75,000,000 shares, and (iv) a reverse split of all of the issued and outstanding shares of common stock. Upon such approval, Series C Preferred will convert into common stock representing approximately 66% of the combined company. The Company issued 35,500 Series D Preferred shares ("Series D Preferred") to certain brokers, finders and certain of the Company's officers and directors in accordance with the terms of certain consulting agreements. Each share of Series D Preferred can be converted into 150 shares of the Company's common stock after shareholder approval is obtained for (i) the issuance of the shares of common stock upon conversion of the Series D Preferred, (ii) an increase in the Company's authorized common stock to 75,000,000 and (iii) a reverse split of the common stock.

     In the event the Company's shareholders do not approve the conversion of Series C Preferred into the Company's common stock on or prior to July 18, 2003 or such later date as agreed to by the holders of a majority of Series C Preferred, (which date shall be extended for a period of up to 30 days due to actions or inactions of Securities and Exchange Commission or American Stock Exchange), the Company will be obligated to pay $20,000,000 to the Series C Preferred stockholders.

     At March 31, 2003 approximately $ 49,000 of costs incurred in connection with the transaction were deferred, which together with additional related costs will be charged to additional paid in capital upon completion of the transaction.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003

     In April 2003, the Company borrowed $550,000 from an unaffiliated entity (the "Lender") and issued a secured promissory note (the "Note") to the Lender. The Note bears interest at the rate of 14% per annum and is secured by substantially all of the Company's assets. Two officers have pledged shares of the Company's common stock owned by them as additional collateral to the Lender. In connection with the financing, the Company issued 500,000 shares of common stock to the Lender as additional consideration. The Note is payable at the earlier of 90 days or upon financing of Provo's accounts receivable. From the proceeds, the Company used $200,000 to settle a promissory note, issued as a part of a business acquisition, in the principal amount of $728,600. The balance of the promissory note was settled through issuance of 375,000 shares of the Company's common stock to the promissory note holders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this Item 2 and elsewhere in this Form 10-QSB that are not historical facts are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These "forward looking statements" are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such risk factors include, but are not limited to, the following: risks associated with our ability to attract and retain new subscribers, successfully to integrate newly acquired subscribers and business entities into our operations, and to manage any future growth; uncertainties regarding our future operating results; risks relating to changes in the market for internet services, regulatory and technological changes, our possible inability to protect proprietary rights, changes in consumer preferences and demographics, competition, and our reliance on telecommunication carriers; risks relating to our ability to expand our network structure and to obtain any necessary future financing; risks relating to unfavorable general economic conditions, uncertainty of customer and supplier plans and commitments; risks related to our acquisition of Provo and our ability to maintain the American Stock Exchange and Nasdaq Small Cap Market listing of our securities; and other risks detailed in this report and in our other Securities and Exchange Commission filings. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements, which speak only as of the date they were made. We undertake no obligation to update any forward-looking statements contained in this report.

Overview

     During 2003 and 2002, a significant part of our revenues were derived from providing Internet access services to individuals and businesses. These revenues were comprised principally of recurring revenues from our customer base, leased line connections and various ancillary services. We charge subscription fees, which are billed monthly, quarterly, semi-annually or annually in advance, typically pursuant to pre-authorized credit card accounts. The balance of our revenues during those periods were derived from website design, development and hosting services.

     Monthly subscription service revenue for Internet access is recognized over the period in which services are provided. Fee revenues for website design, development and hosting services are recognized as services are performed. Deferred revenue represents prepaid access fees by customers.

Restructuring Program

     In October 2000, we initiated a restructuring program designed , among other things, to reduce our operating losses. The program consists of reductions of personnel, and marketing and promotional expenses, consolidation of certain operations, exit from certain marginal product lines not related to our core business, and closure of regional offices. The restructuring program was substantially completed by December 31, 2002.

We believe that the restructuring program and related cost reductions, will permit us to maintain service quality to our customers while our more focused product offering portfolio will enhance our ability to grow our revenue base. To date we have realized significant cost reductions. However, there can be no assurance that the restructuring program will achieve the desired results, that it will not give rise to any disruption of any services offered by us, or resulting loss of revenues from reduced product lines and marketing expenditures.

Results of Operations

Comparison of three months ended March 31, 2003 and 2002:

Revenues. Our revenues decreased for the three months ended March 31, 2003 by $286,142 or 21.2% over the prior year. The decrease in revenues were in part due to closure of our unprofitable satellite offices and due to the reduced amount of website development work we performed in 2003.

Cost of Revenues. For the three months ended March 31, 2003, our cost of revenues decreased by $186,133 to $495,721. As a percentage of revenues, cost of revenues decreased to 46.5% from 50.4%. The decrease in cost of revenues was due to principally cost reductions realized through our restructuring program.

Selling, General and Administrative. For the three months ended March 31, 2003, selling, general and administrative expenses decreased by $64,043. As a percentage of revenues, selling, general and administrative expenses increased from 49.3% in 2002 to 56.6% in 2003. The absolute dollar decrease in selling, general and administrative expenses was due to cost reductions realized through our restructuring program. The principal component of the decrease was in payroll and related costs due to workforce reduction.

Depreciation and Amortization. For the three months ended March 31, 2003, depreciation and amortization decreased by $50,889 to $143,373. Depreciation and amortization decreased as many of our long-lived assets are fully depreciated or amortized over their estimated useful life.

Interest Expense. Interest expense for three months ended March 31, 2003 was $21,888 compared to an interest expense of $21,543 during the comparable period in 2002.

Net loss. As a result of the foregoing, for the three months ended March 31, 2003, net loss decreased by 7.6% or $16,357 to $197,827 compared to a net loss of $214,184 for the corresponding period in 2002. We incurred significant losses as revenues generated were not sufficient to offset the substantial up-front expenditures and operating costs associated with attracting and retaining additional customers.

Liquidity and Capital Resources

     Our working capital deficiency at March 31, 2003 was $ 2,827,010 compared with a working capital deficiency of $ 2,655,722 at December 31, 2002. The increase in working capital deficiency was primarily due to operating losses.

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

     As discussed in Note E to condensed consolidated financial statements, in April 2003, we acquired Provo. If we receive the required approvals from our stockholders, which will result in the obligations under the acquisition note not becoming effective, we believe that the addition of Provo's operations to our operations will enable us to meet our obligations as they come due and that we will be able to continue as a going concern. If we are unable to obtain the requisite approvals from our stockholders which will result in our being liable to the former Provo stockholders under the acquisition note, then we will need additional financing in 2003 to continue our operations as currently conducted. We have no available standby sources of financing and there can be no assurance that any additional financing will be available to us on acceptable terms, or at all.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial conditions and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statement requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, long-lived assets and income taxes. We base our estimates on historical experience and on various other assumptions that are we believe to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our significant judgment and estimates used in preparation of our consolidated financial statements.

Revenue Recognition. During 2003 and 2002, a significant part of our revenues were derived from providing Internet access to individuals and businesses. These revenues were comprised principally of recurring revenues from our customer base, leased line connections and various ancillary services. We charge subscription fees, which are billed monthly, quarterly, and semi-annually or annually in advance, typically pursuant to pre-authorized credit card accounts. The balance of our revenues during those periods were derived from website design, development and hosting services.

Monthly subscription revenue for Internet access is recognized over the period in which services are provided. Fee revenue for website design, development and hosting services are recognized as services are performed. Deferred revenue represents prepaid access fees paid by customers.

Accounts Receivable. Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. We estimate doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay, and current economic trends. We write off accounts receivable against the allowance when a balance is determined to be uncollectible.

Long-Lived Assets. We assess the impairment of long-lived assets, which include property and equipment, intangibles and customer bases when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

Income Taxes. Our net deferred tax assets, consisting of primarily federal and state net operating loss carry forwards, have been offset by a full valuation allowance. In determining the need for a valuation, we review both positive and negative evidence, including current and historical operating results. Based upon our assessment of all available evidence, we have concluded that it is more likely than not that deferred tax assets will not be realized.

Item 3.  Controls and Procedures

          Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 6. Exhibits and Reports on Form 8-K

          a)   Exhibits:

                    99.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                    99.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          b)   Reports on Form 8-K:

               During the three months ended March 31, 2003, a current report on Form 8-K was filed under Item 9 to comply with regulation FD.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 13, 2003
                                  Frontline Communications Corporation


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

Date: May 13, 2003


                                               /s/ Stephen J. Cole-Hatchard
                                               ---------------------------------
                                               Stephen J. Cole-Hatchard
                                               Chief Executive Officer

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

Date: May 13, 2003


                                      /s/ Vasan Thatham
                                      ------------------------------------------
                                      Vasan Thatham
                                      Vice President and Chief Financial Officer