Form 10QSB
period 2003-06-30
FRONTLINE COMMUNICATIONS CORP
filed 2003-08-19
CIK 1040850

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2003


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

Yes [X] No [ ]

As of August 13, 2003 there were outstanding 11,123,305 shares of the Issuer's common stock, $ .01 par value.

                                      INDEX

                                                                                     Page
Part I   Financial Information

Item 1   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets                                          1

         Condensed Consolidated Statements of Operations                                2

         Condensed Consolidated Statements of Cash Flows                                3

         Notes to Condensed Consolidated Financial Statements                           4

Item 2   Management's Discussion and Analysis of Financial Condition And
         Results Of Operations                                                          9

Item 4   Controls and Procedures                                                       15

Part II  Other information                                                             16

         Signatures                                                                    17

Frontline Communications Corporation
Condensed Consolidated Balance Sheets

                                                                                             June 30,       December 31,
                                                                                               2003             2002
                                                                                            ------------    ------------
                                                                                            (Unaudited)       (Audited)

ASSETS
Current:
   Cash and cash equivalents                                                                $    323,978    $    208,502
   Accounts receivable:
     Trade, net of allowance for doubtful accounts                                             7,427,100         212,397
     Related parties                                                                             476,003
     Other                                                                                       181,367
                                                                                            ------------    ------------
Total accounts receivable                                                                      8,084,470         212,397

  Value-added tax recoverable                                                                    579,473
  Inventory                                                                                    1,541,345
  Prepaid expenses                                                                               637,321          57,778
                                                                                            ------------    ------------
Total current assets                                                                          11,166,587         478,677

Real estate held for sale                                                                      1,955,012
Property and equipment, net                                                                      607,448         671,013
Deferred income taxes                                                                            132,280
Costs in excess on net assets acquired, goodwill                                               5,343,741
Other assets                                                                                     429,141         108,877
                                                                                            ------------    ------------
                                                                                            $ 19,634,209    $  1,258,567
                                                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current maturities of long-term debt                                                        $  1,352,868    $    940,202
Payable under supplier credit facility                                                         4,312,518
Related parties                                                                                  822,066
Accounts payable and accrued expenses                                                          2,595,067       1,669,459
Income taxes payable                                                                             401,123
Deferred taxes                                                                                   422,215
Deferred revenue                                                                                 513,267         524,738
                                                                                            ------------    ------------
Total current liabilities                                                                     10,419,124       3,134,399


Long-term debt, less current maturities                                                        1,423,154         153,120
Payable under supplier  credit facility, less current maturities                               3,137,622
                                                                                            ------------    ------------
Total long-term debt                                                                           4,560,776         153,120
                                                                                            ------------    ------------
Total liabilities                                                                             14,979,900       3,287,519
                                                                                            ------------    ------------

Minority Interest                                                                                 27,983

Stockholder's Equity (deficiency)
    Series B Preferred stock, $.01 par value, 2,000,000 shares authorized,
      issued and outstanding 496,445 shares. Liquidation preference $7,446,675                     4,964           4,964
   Series C Preferred stock, $.01 par value, issued and outstanding 220,000 shares                 2,200
     and none, respectively. Liquidation preference $ 2,200
   Series D Preferred stock, $.01 par value, issued and outstanding 35,500 shares                    355
     and none, respectively. Liquidation preference $ 355
   Common Stock, $.01 par value, 25,000,000 shares authorized, 10,815,424 and
       9,940,424 issued, respectively, 10,169,972 and 9,294,972 outstanding, respectively        108,154          99,404
   Additional paid-in capital                                                                 44,077,722      36,204,292
   Accumulated deficit                                                                       (38,754,501)    (37,466,196)
   Accumulated other comprehensive gain                                                           58,848
   Treasury stock, at cost, 645,452 shares                                                      (871,416)       (871,416)
                                                                                            ------------    ------------
     Total stockholders' equity (deficiency)                                                   4,626,326      (2,028,952)
                                                                                            ------------    ------------
                                                                                            $ 19,634,209    $  1,258,567
                                                                                            ============    ============


See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                 For the three months ended           For the six months ended
                                                 June 30,          June 30,            June 30,         June 30,
                                                   2003              2002                2003             2002
                                              ---------------  -----------------     --------------    -----------
Revenues                                         $20,571,986         $1,286,961        $21,638,113     $2,639,230

Costs and expenses:
      Cost of revenues                            19,125,583            648,006         19,621,304      1,329,860
      Selling, general and administrative          1,568,953            632,257          2,172,232      1,299,579
      Depreciation and amortization                  152,758            193,457            296,131        387,719
      Noncash compensation charge                    750,622                               750,622
                                              ---------------  -----------------     --------------    -----------
                                                  21,597,916          1,473,720         22,840,289      3,017,158
                                              ---------------  -----------------     --------------    -----------
Loss from operations                              (1,025,930)          (186,759)        (1,202,176)      (377,928)

Other income (expense):
   Interest income                                    13,359              4,320             13,666          6,062
   Interest expense                                 (193,931)           (22,177)          (215,819)       (43,720)
   Amortization of deferred financing costs         (189,413)                             (189,413)
   Other income (expense)                             95,097                                95,097         (3,214)

Net loss before income tax, minority interest
  and gain on debt settlement                     (1,300,818)          (204,616)        (1,498,645)      (418,800)
                                              ---------------  -----------------     --------------    -----------

Gain on debt settlement                              449,850                               449,850
                                              ---------------  -----------------     --------------    -----------
Income (loss)  before tax and minority interest     (850,968)          (204,616)        (1,048,795)      (418,800)

Income taxes                                          89,996                                89,996

Minority interest                                        580                                   580
                                              ---------------  -----------------     --------------    -----------
Net income (loss)                                   (941,544)          (204,616)        (1,139,371)      (418,800)
                                              ---------------  -----------------     --------------    -----------

Preferred dividends                                   74,467             75,435            148,934        154,500
                                              ---------------  -----------------     --------------    -----------
Net loss available to common shareholders        ($1,016,011)         ($280,051)       ($1,288,305)     ($573,300)
                                              ===============  =================     ==============    ===========

Loss per common share-basic and diluted               ($0.02)            ($0.03)            ($0.05)        ($0.06)
                                              ===============  =================     ==============    ===========

Weighted average number of  common shares
   outstanding- basic and diluted (See Note C)    46,781,511          9,061,412         28,141,795      9,003,304
                                              ===============  =================     ==============    ===========


See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                               For the six months ended
                                                                June  30,        June 30,
                                                                  2003            2002
                                                               ------------     ---------
Cash flow from operating activities:
   Net loss                                                    ($1,139,371)     ($418,800)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
     Minority interest                                                 580
      Depreciation and amortization                                296,131       387,719
      Debt discount amortization                                    12,498         2,083
      Amortization of deferred financing cost                      189,413
      Gain on debt settlement                                     (449,850)
      Noncash compensation charge                                  750,622        50,000
      Deferred income taxes                                       (129,447)
      Loss on disposal of property and equipment                                   3,214
      Changes in operating assets and liabilities
         Accounts receivable                                       494,882        44,233
         Value-added tax recoverable                               (29,009)
         Inventory                                                 178,948
         Prepaid expenses and other                                (91,980)      (10,383)
         Other assets                                               (4,406)       (1,906)
         Accounts payable and accrued expenses                    (366,605)     (299,428)
         Deferred revenue                                          (11,471)        5,091
         Income taxes payable                                      217,973
                                                               ------------     ---------
Net cash  provided  by operating activities                        (81,092)     (238,177)
                                                               ------------     ---------


Cash flows from investing activities:
   Acquisition of property and equipment                           (14,830)      (14,895)
    Proceeds from disposal of property and equipment                               5,000
    Acquisition of Provo, net of cash acquired $345,137           (154,863)
                                                               ------------     ---------
Net cash used in  investing activities                            (169,693)       (9,895)
                                                               ------------     ---------


Cash flows from financing activities:
   Principal payments on long-term debt                            (42,268)     (134,018)
   Proceeds from private sale of notes payable                                   200,000
   Payments to acquire treasury stock                                             (6,764)
   Supplier credit facility                                         84,094
   Net proceeds from bridge loan                                   465,587
   Seller note settlement                                         (200,000)
                                                               ------------     ---------
Net cash provided by  financing activities                         307,413        59,218
                                                               ------------     ---------

Effects of changes in foreign currency exchange
    rate changes on cash                                            58,848
                                                               ------------     ---------
Net decrease in cash and cash equivalents                          115,476      (188,854)
                                                               ------------     ---------

Cash and cash equivalents, beginning of period                     208,502       602,534

Cash and cash equivalents, end of period                          $323,978      $413,680
                                                               ============     =========

Supplemental information:
Approximate interest paid during the period                       $185,000       $42,000
                                                               ============     =========
Dividends on Series B Preferred stock accrued                     $149,000      $155,000
                                                               ============
Approximate debt issue discount arising from the value
  of warrants                                                                    $75,000
                                                                                =========


See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2003

NOTE A- BASIS OF PRESENTATION

         On April 3, 2003, Frontline Communications Corporation (the" Company') completed the acquisition (see Note B) of all of the issued and outstanding stock of Proyecciones y Ventas Organizadas, S.A. de C.V., a corporation organized under the laws of the Republic of Mexico ("Provo"). Provo and its subsidiaries are engaged in selling and distribution of prepaid calling cards and cellular phone airtime in Mexico. As consideration, the Company issued 220,000 shares of its Series C Convertible Preferred Stock ("Series C Preferred") to the two stockholders of Provo.

         The accompanying unaudited consolidated financial statements have been prepared treating the Company as the acquirer and the results of operations of Provo are included from the date of acquisition. The purchase price for the acquisition is established using the Company's common stock value at the time the acquisition was signed and announced and by applying the conversion ratio of the Series C Preferred shares issued to the former stockholders of Provo.

         Each share of Series C Preferred will automatically convert into 150 shares of the Company's common stock upon approval of the conversion by the Company's shareholders. In the event that, the Company's shareholders do not approve conversion of Series C Preferred, the Company will be obligated to pay $20 million to the former stockholders of Provo. The Company has assessed the likelihood of it paying this amount as very improbable and has not given any effect of this amount in the accompanying financial statements or factored it in valuing the acquisition.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods. For further information, refer to the Financial Statements and footnotes thereto in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2002 and to the audited financial statements of Provo filed with the Company's Form 8K/A. There have been no significant changes in accounting policies since December 31, 2002.

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

NOTE B- PROVO ACQUISITION

         In April 2003, the Company entered into an amended and restated stock purchase agreement with the two stockholders of Proyecciones y Ventas Organizadas, S.A de C.V., a corporation organized under the laws of the Republic of Mexico ("Provo"), to acquire from them all the issued and outstanding shares of Provo. As consideration, the Company issued 220,000 shares of its Series C Convertible Preferred Stock ("Series C Preferred") to the two stockholders of Provo ("Sellers").

         Each share of Series C Preferred will automatically convert into 150 shares of the Company's common stock after the transaction is approved by the Company's shareholders. In connection with the transaction, the Company will require shareholder approval for (i) issuance of common stock upon conversion of Series C Preferred, (ii) an increase in authorized common stock to 75,000,000 shares, and (iii) a reverse split of all of the issued and outstanding shares of common stock. Upon such approval, Series C Preferred will convert into common stock representing approximately 64% of the combined company.

         In the event the Company's shareholders do not approve the conversion of Series C Preferred into the Company's common stock on or prior to August 20, 2003 or such later date as agreed to by the holders of a majority of Series C Preferred ("Conversion Date"), (which date shall be extended for a period of up to 30 days due to actions or inactions of Securities and Exchange Commission or American Stock Exchange), the compensation payable to the Sellers will be increased by $20 million, payable in the form of a Note (the "Acquisition Note"). The Acquisition Note is a $20 million principal amount promissory note issued to the Sellers in connection with the acquisition, which only becomes due and payable only if the Series C Preferred is not converted into Frontline's common stock on the Conversion Date. The Acquisition Note is secured by substantially all of Frontline's assets including the shares of capital stock of Provo and its subsidiaries sold to Frontline.

         In connection with the acquisition, the Company issued 35,500 Series D Convertible Preferred Stock Preferred shares ("Series D Preferred"), including 27,500 shares to officers and employees and 8,000 shares to brokers and finders. Each share of Series D Preferred can be converted into 150 shares of the Company's common stock after shareholder approval is obtained for (i) the issuance of the shares of common stock upon conversion of the Series D
Preferred, (ii) an increase in the Company's authorized common stock to 75,000,000 and (iii) a reverse split of the common stock.

         The purchase price for accounting purposes is established using the fair market value of 33,000,000 of the Company's common stock (to be issued upon conversion of 220,000 shares of Series C Preferred issued to the Sellers) valued at $0.204, which represents the average quote market price of the Company's stock, as reported by the American Stock Exchange, during the time between when the acquisition was signed and when it was announced. Fair value of common stock to be issued upon conversion of

  Series C Preferred                                                $6,732,000

Acquisition related costs
         Fair  value of 1,200,000 shares of common stock to be
          issued upon conversion of 8,000 shares of Series D
         Preferred issued to brokers and finders                       218,363
         Other estimated transaction costs                             500,000
                                                                    ----------
         Total purchase price                                       $7,450,363
                                                                    ==========

         The fair values of Provo's assets and liabilities have been estimated, principally based on book values, for the purpose of allocating the purchase price of the acquisition. A summary of assets acquired, liabilities assumed and resulting goodwill is as follows:

Book values of Provo's assets                              $ 13,315,129
Book values of Provo's liabilities and minority interest    (11,208,507)
Goodwill, costs in excess of net assets acquired              5,343,741
                                                           ------------
Total purchase price                                       $  7,450,363
                                                           ============


The foregoing allocation of the purchase price is preliminary. The actual purchase price allocation to reflect the fair values of assets acquired and liabilities assumed will be based upon management's ongoing evaluation. Accordingly, the final allocation of the purchase price may differ significantly from the preliminary allocation.

         The Company has adopted Statement of Financial Accounting Standard No. 142," Goodwill and Other Intangible Assets" ("SFAS NO. 142"). In accordance with the statement, goodwill associated with this transaction will not be amortized, but will be periodically assessed for impairment. Such an assessment will be at least on an annual basis.

         The accompanying pro forma operating statements are presented as if the Provo acquisition occurred on January 1, 2002. The pro forma information is unaudited and is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisition had been completed as of January 1, 2002 and neither is it necessarily indicative of the results of operations for future periods.

Six months ended June 30                      2003            2002
------------------------                      ----            ----

Revenues                                 $ 41,187,403    $ 53,486,890
Net loss                                     (490,390)     (1,007,427)
Net loss per share- basic and diluted          ($0.01)         ($0.02)

The weighted average number used to calculate the net loss per share includes 33,000,000 shares of common stock to be issued upon conversion of 220,000 shares of Series C Preferred issued in connection with the Provo acquisition and 5,325,000 shares of common stock to be issued upon conversion of 35,500 shares of Series D Preferred issued to officers, employees, brokers and finders in connection with the Provo acquisition.

NOTE C- LOSS PER SHARE

         The Company follows SFAS No. 128, "Earning per Share", which provides for the calculation of "basic" and "diluted" earning per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted - average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur through the effect of common shares issuable upon exercise of stock options and warrants and convertible securities. Potential common shares have not been included in the computation of diluted loss since the effect would be antidilutive. However, 33,000,000 shares of common stock to be issued upon conversion of the 220,000 shares of Series C Preferred issued in connection with the Provo acquisition and the 5,325,000 shares of common stock to be issued upon conversion of 35,500 shares of Series D Preferred issued to officers, employees, brokers and finders in connection with Provo acquisition are included in the computation of the weighted- average number of common shares outstanding

If the shares of common stock to be issued upon conversion of Series C Preferred and Series D Preferred are excluded from the calculation of the weighted average number of shares, the net loss per common share for the three and six months ended June 30, 2003 would have been $0.10 and $0.13, respectively.

NOTE D- ADOPTION OF NEW ACCOUNTING LITERATURE

         The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company's consolidated financial position or results of operations.

NOTE E- STOCK OPTIONS

         Statement of Financial Accounting Standard No. 123 requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the stock options had been determined in accordance with the fair-value based method prescribed in SFAS No. 123. For the three- and six-periods ended June 30, 2003 and 2002, the pro forma net loss and loss per share calculated under the provisions of SFAS No. 123 would have been the same as the reported numbers.

NOTE F- DEBT

         In April 2003, the Company borrowed $550,000 from an unaffiliated entity (the "Lender") and issued a secured promissory note (the "Note") to the Lender. The Note bears interest at the rate of 14% per annum and is secured by substantially all of the Company's assets. Two officers have pledged shares of the Company's common stock owned by them to the Lender as additional collateral for this loan. The Note was payable on July 2, 2003 and by mutual agreement, the repayment date was extended to August 1, 2003. The Company is currently negotiating with the Lender to extend the repayment date. In connection with the financing, the Company issued 500,000 shares of common stock (fair market value of approximately $ 105,000) to the Lender as additional consideration. In addition, the Company incurred approximately $84,413 in related expenses. The aggregate amount of $189,413 was deferred as financing cost and was amortized over the initial term of the Note.

         In April 2003, the Company paid $200,000 to settle a promissory note, issued as a part of a business acquisition, in the principal amount of $728,600. The balance of the promissory note was settled through issuance of 375,000 shares of the Company's common stock (fair market value of approximately $78,750) to the promissory note holders. Upon settlement, the Company recognized a gain on debt settlement of approximately $449,850 during the three months ended June 30, 2003.

NOTE G - STOCKHOLDERS EQUITY.

         In April 2003, the Company issued 500,000 shares of its common stock in connection with a borrowing and issued 375,000 shares of common stock for a settlement of a debt (see Note F).

         In connection with the Provo acquisition, the Company issued 220,000 shares of Series C Preferred to the Sellers and issued 35,500 Series D Preferred, including 27,500 shares to officers and employees and 8,000 shares to brokers and finders. Each share of both the classes of preferred shares automatically convert into 150 shares of the Company's common stock after the Company's shareholders approve the conversion. The par value and the liquidation preference of each share of Series C Preferred and Series D Preferred are $.01.

         In the accompanying consolidated financial statements the value of the outstanding Series C Preferred and Series D Preferred is determined based on the Company's common share price on the relevant dates and by applying the ratio in which Series C Preferred and Series D Preferred can be converted into shares of common stock. Accordingly, 220,000 outstanding shares of Series C are valued at $6,732,000 and the 35,500 shares of Series D Preferred are valued at $968,985. Out of this amount $218,363 representing the value of Series D Preferred issued to brokers and finders is treated as part of the transaction cost and the balance of $750,622 representing the fair market value of Series D shares issued to officers and employees is charged as noncash compensation during the three months ended June 30, 2003.

NOTE H - OTHER COMMENTS


1. We report our operations in two segments: Internet business in the U.S.A and Sale and distribution of prepaid phone cards in Mexico

The Company's Internet business provides Internet access, web hosting, website design and related services to residential and business customers.

The Company's Mexican subsidiary, Provo, sells and distributes prepaid phone cards in Mexico for Telmex and Telcel. Telmex is the dominant telecommunications provider in Mexico and Telcel is the dominant provider of cellular airtime in Mexico. Prepaid phone cards are distributed through a vast network of retail outlets, including convenience stores, drug stores, restaurants, lottery stands, newspaper and magazine stands and other general stores.

Segment information for the three and six months ended June 30 is as follows:

                                                             Three months ended                 Six months ended
                                                                            June 30,                         June 30,
                                                              2003           2002                2003           2002
                                                         ------------------------------     ------------------------------
Revenues:
  Internet business                                            $987,218     $1,286,961           $2,053,345    $2,639,230
  Sale and distribution of phone cards                       19,584,768                          19,584,768
                                                         ------------------------------     ------------------------------
       Consolidated                                         $20,571,986     $1,286,961          $21,638,113    $2,639,230
                                                         ------------------------------     ------------------------------

Operating (loss) profit:
   Internet business in U.S.A                              ($1,033,129)     ($186,759)         ($1,209,375)    ($377,928)
  Sale and distribution of phone cards                            7,199                               7,199
                                                         ------------------------------     ------------------------------
       Consolidated                                        ($1,025,930)     ($186,759)         ($1,202,176)    ($377,928)
                                                         ------------------------------     ------------------------------

For the three and six months ended June 30, 2003 the Internet business includes $750,622 of noncash compensation charge and approximately $210,000 of common corporate expenses.


2. The Company has determined that for its subsidiary's operations in Mexico, the Mexican peso is the functional currency. Assets and liabilities denominated in the Mexican peso are translated into U.S dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the reported period. The net exchange difference resulting from these translations are recorded as a separate component of the stockholders' equity as accumulated other comprehensive income, which is excluded from net income. For the three and six months ended June 30, 2003, the Company recorded a translation gain of $58,848 to its stockholders equity as accumulated other comprehensive income.

3. The Company's Mexican subsidiary subcontracts personnel services from an entity affiliated with one of the directors of the Company. During the three months ended June 30, 2003, the subsidiary paid approximately $637,000 for such services. The Company believes that the terms it obtained from the affiliated entity was no less favorable than what it would have obtained form an unaffiliated party. In addition, during the three months ended June 30, 2003, the Mexican subsidiary sold prepaid cards to entities affiliated with one the directors of the Company in the aggregate amount of approximately $263,000 under normal trade terms.

NOTE I - SUBSEQUENT EVENTS

         In July 2003, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, whereby, subject to the Company's receipt of necessary approvals and satisfaction of other applicable conditions, Fusion Capital has agreed to purchase up to $13 million of the Company's common stock over a 40-month period. In connection with the agreement the Company issued 500,000 shares of its common stock to Fusion Capital as a commitment fee.

         In July 2003, the Company entered into a consulting agreement for operational services and issued to the consultant 120,000 shares of common stock as a consideration for the services to be rendered by the consultant. The fair value of the shares issued will be charged to operations over the term of the consulting agreement.

         In July 2003, the Company sold to Fusion Capital Fund II, LLC a convertible promissory note ("Note") in the principal amount of $110,000. The Note bears interest at 10% and is payable on December 31, 2005. Fusion Capital has the option to convert the principal amount of the Note into shares of the Company's common stock at a conversion price of $.25 per share. In connection with the sale, the Company issued to Fusion Capital warrants to acquire 220,000 shares of its common stock at an exercise price of $0.42.

         In August 2003, the Company sold to an unaffiliated individual 333,333 share of its common stock for $100,000. In addition, the Company issued the individual warrants to acquire 150,000 shares of its common stock at an exercise price of $0.40

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this Item 2 and elsewhere in this Form 10-QSB that are not historical facts are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These "forward looking statements" are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such risk factors include, but are not limited to, the following: risks associated with our ability to attract and retain new subscribers to integrate newly acquired subscribers and business entities into our operations, and to manage any future growth; uncertainties regarding our future operating results; risks relating to changes in the market for internet services, regulatory and technological changes, our possible inability to protect proprietary rights, changes in consumer preferences and demographics, competition and our reliance on telecommunication carriers; risks relating to our ability to expand our network structure and to obtain any necessary future financing; risks relating to unfavorable general economic conditions, uncertainty of customer and supplier plans and commitments; risks related to our acquisition of Provo and our ability to maintain the American Stock Exchange listing of our securities; and other risks detailed in this report and in our other Securities and Exchange Commission filings. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements, which speak only as of the date they were made. We undertake no obligation to update any forward-looking statements contained in this report.

Provo Acquisition

         On April 3, 2003, we completed the acquisition of all of the issued and outstanding stock of Proyecciones y Ventas Organizadas, S.A. de C.V., a corporation organized under the laws of the Republic of Mexico ("Provo"). Provo and its subsidiaries are engaged in distribution of prepaid calling cards and cellular phone airtime in Mexico. The acquisition was accounted for using the purchase method of accounting with the results of the acquisition included in the consolidated financial statements from the acquisition date.

Overview

         Prior to acquiring Provo in 2003 and during 2002, a significant part of our revenues were derived from providing Internet access services to individuals and businesses. These revenues were comprised principally of recurring revenues from our customer base, leased line connections and various ancillary services. We charge subscription fees, which are billed monthly, quarterly, semi-annually or annually in advance, typically pursuant to pre-authorized credit card accounts. The balance of our revenues during those periods were derived from website design, development and hosting services.

         Monthly subscription service revenue for Internet access is recognized over the period in which services are provided. Fee revenues for website design, development and hosting services are recognized as services are performed. Deferred revenue represents prepaid access fees by customers.

         Provo's primary business is the sale and distribution of prepaid phone cards in Mexico. Provo sells and distributes Ladatel payphone calling cards, Multifon prepaid telephone time for Telmex and prepaid PCS cellular airtime for Telcel, all of which are collectively referred to as prepaid phone cards. Telmex is the dominant telecommunications provider in Mexico and Telcel is the dominant provider of cellular airtime in Mexico. Provo's management believes that they account for nearly 7% of all sales of prepaid phone cards in Mexico.

         Prepaid phone cards are distributed through a vast network of retail outlets, including convenience stores, drug stores, restaurants, lottery stands, newspaper and magazine stands and other general stores. Provo purchases large volumes of prepaid cards from Telmex or Telcel and sells the cards in smaller quantities to retailers either directly or through agents or distributors.

         Provo purchases prepaid cards at a discount from the face value of the card, and resells them to retailers or distributors at a slightly lower discount. The difference between the two discount rates, typically from 1% to 7 %, represents the gross margin Provo retains. Cash (C.O.D) purchases result in a higher discount to Provo compared to purchases on credit terms from Telmex or Telcel. In addition, the discount obtained by Provo varies by the type of card, face value of the card and volume levels met. Similarly, the discount offered by Provo to retailers or distributors varies by the type of card, face value of the card and volume levels of the retailer or distributor. Accordingly, the gross margin attained by Provo in any period is impacted by several factors. In addition, Telmex and Telcel provide Provo additional discount and rebates based on certain special programs. Provo's management tries to optimize the gross margins earned by balancing volume levels with its working capital availability, and from time to time has scaled back volume levels due to working capital constraints.

Restructuring Program

         In October 2000, we initiated a restructuring program designed , among other things, to reduce our operating losses. The program consisted of reductions of personnel and marketing and promotional expenses, consolidation of certain operations, exit from certain marginal product lines not related to our core business and closure of regional offices. The restructuring program was substantially completed by December 31, 2002.

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

Results of Operations

Comparison of three and six months ended June 30, 2003 and 2002:

Revenues. Our revenues increased for the three and six months ended June 30, 2003 by $19,285,025 or 1,498.5%, and by $18,998,883 or 719.9%, respectively over the same periods of the prior year. The increases in revenues were due to the Provo acquisition. Excluding the acquisition, revenues decreased for the three and six months by $299,743 or 23.3% and by $585,885 or 22.2%, respectively over the same periods of the prior year. The decrease in revenues was in part due to the closure of our unprofitable satellite offices and due to the reduced amount of website development work we performed in 2003.

 Cost of Revenues. For the three months ended June 30, 2003, our cost of revenues increased by $18,477,577 to $19,125,583. For the six months ended June 30, 2003, our cost of revenues increased by $18,291,444 to $19,621,304. The increase in cost of revenues was due to the Provo acquisition. Cost of revenues as a percentage of revenues for the three months and six months ended June 30, 2003 were 93.0% and 90.7%, respectively, compared to 50.4% and 50.4%, respectively, in 2002. In percentage terms of revenues, cost of Provo's products are generally higher than ours, and with a greater mix of Provo's share in our consolidated revenues, cost of revenue as a percentage of revenues is expected to increase. Excluding Provo's operations, our cost of revenues as a percentage of revenues for the three and six months ended June 30, 2003 were 48.8% and 47.6%, respectively, compared to 50.4 and 50.4%, respectively in 2002. The decrease in cost of revenues as a percentage of revenues was due to cost reductions realized through our continued focus on network cost reductions.

Selling, General and Administrative. For the three months ended June 30, 2003, selling, general and administrative expenses increased by $936,696 compared to the same period of the prior year. As a percentage of revenues, selling, general and administrative expenses decreased from 49.1% in 2002 to 7.6% in 2003. For the six months ended June 30, 2003, selling, general and administrative expenses increased by $872,653 compared to the same period of the prior year. As a percentage of revenues, selling, general and administrative expenses decreased from 49.2% in 2002 to 10.0% in 2003. The absolute dollar increase in selling, general and administrative expenses was principally due to the Provo acquisition. In terms of percentage of revenues, Provo has a lower selling, general and administrative expenses structure than ours, and with a greater mix of Provo's share in our consolidated revenues, selling, general and administrative expenses as a percentage of revenues are expected to decrease.

Depreciation and Amortization. For the three months ended June 30, 2003, depreciation and amortization decreased by $40,699 to $152,758. For the six months ended June 30, 2003, depreciation and amortization decreased by $91,588 to $296,131. Depreciation and amortization decreased as many of our long-lived assets are fully depreciated or amortized over their estimated useful life.

Interest Expense. Interest expense for three months ended June 30, 2003 was $193,931 compared to an interest expense of $22,177 during the comparable period in 2002. Interest expense for the six months ended June 30, 2003 was $215,819 compared to an interest expense of $43,720 during the comparable period in 2002. Interest expense for the three and six months ended June 30, 2003 increased compared to the same periods of the prior year principally due to the increased debt level that resulted from the Provo acquisition.

Income Taxes. Represent Provo's tax expense, as determined in accordance with Mexico's income tax laws. The effective tax rate was higher than the statutory rate of 34% due to certain non-deductible expenses and due to certain revised estimates on deferred taxes.

Net loss. As a result of the foregoing and after recognizing $499,850 gain on debt settlement and recording a noncash compensation of $750,662, for the three months ended June 30, 2003, net loss increased by $736,938 to $941,544 compared to a net loss of $204,616 for the corresponding period in 2002. For the six months ended June 30, 2003, net loss increased by $720,571 to $ 1,139,371 compared to a net loss of $418,800 in the comparable period in 2002.

Liquidity and Capital Resources

         Our working capital at June 30, 2003 was $ 747,463 compared with a working capital deficiency of $ 2,655,722 at December 31, 2002. The increase in working capital was primarily due to approximately $3.6 million of additional working capital that resulted from the Provo acquisition.

         Our primary capital requirements are to fund Provo's working capital. To date, we have financed our capital requirements primarily through issuance of debt and equity securities. The availability of capital resources is dependent upon many factors, including, but not limited to, prevailing market conditions, interest rates, and our financial condition.

         At June 30, 2003, Provo had aggregate borrowings of $ 1,917,792 under four lines of credit with two banks. The lines are secured by real estate owned by family members of Provo's former majority stockholders . At June 30, 2003, the current interest rates on the lines range between 9.5% and 10%. The lines expire at various dates between July 2004 and September of 2005 and one line requires a monthly payment of approximately $14,000 in 2003.

         Historically, Provo relied on Telmex to finance its inventory purchases with a line of credit. In March of 2003, Provo restructured its credit line with Telmex. At June 30, 2003, we owe Telmex approximately $7.4 million. Of the balance, approximately $ 3.8 is payable in September of 2003 and the balance of $3.6 million will be payable in 54 monthly installments commencing in July of 2003.

         In April 2003, the Company borrowed $550,000 from an unaffiliated entity (the "Lender") and issued a secured promissory note (the "Note") to the Lender. The Note bears interest at the rate of 14% per annum and is secured by substantially all of the Company's assets. Two officers have pledged shares of the Company's common stock owned by them to the Lender as additional collateral. The Note was payable on July 2, 2003 and by mutual agreement, the repayment date was extended to August 1, 2003. The Company is currently negotiating with the Lender to extend the repayment date.

         We plan to raise additional financing. The availability of capital resources is dependent upon prevailing market conditions, interest rates and our financial condition. In July 2003, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, whereby, Fusion Capital has agreed to purchase up to $13 million of our common stock over a 40-month period. The transaction is subject to satisfaction of several conditions and there can be no assurance that we will in fact complete the transaction.

         Based on current plans, management anticipates that the cash on hand, cash flow from operations and vendor credit will satisfy our capital requirements through at least the end of 2003, apart from our capital requirements relating to the following debt obligations. Our agreement with Telmex requires us to repay Telmex $3.8 million in September of 2003. In addition, we are required to repay $550,000 due under bridge financing on August 1, 2003. We currently lack the funds to pay these obligations when they become due. Therefore, in order to satisfy our debt obligations, we are currently pursuing additional sources of financing. There can be no assurance, however, that such financing will be available on terms that are acceptable to us, or on any terms.

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

Revenue Recognition. A part of our revenues are derived from providing Internet access to individuals and businesses. These revenues consist principally of recurring revenues from our customer base, leased line connections and various ancillary services. We charge subscription fees, which are billed monthly, quarterly, and semi-annually or annually in advance, typically pursuant to pre-authorized credit card accounts. Monthly subscription revenue for Internet access is recognized over the period in which services are provided. Fee revenue for website design, development and hosting services are recognized as services are performed. Deferred revenue represents prepaid access fees paid by customers.

We recognize prepaid phone cards revenues in accordance with generally accepted accounting principles as outlined in SAB No. 101, which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) product delivery, including customer acceptance, has occurred; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. We believe that its revenue recognition policy is critical because revenue is a very significant component of its results of operations. Decisions relative to criteria (4) regarding collectibility are based upon management's judgments and should conditions change in the future and cause management to determine these criteria are not met; our recognized results may be affected.

Accounts Receivable. Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. We estimate doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay, and current economic trends. We write off accounts receivable against the allowance when a balance is determined to be uncollectible. With respect to prepaid phone cards business, we perform ongoing credit evaluations of our customers and adjust credit limits based upon our customers' payment history and current credit worthiness, as determined by a review of their current credit information. We continuously monitor collections and an allowance for estimated credit losses is maintained based upon our historical experience and any specific customer issues that have been identified. While such credit losses have historically been within management's expectation and the allowances that have been established, there cannot be any guarantee that the credit loss rates will not change in the future. In this line of business, we have a limited number of customers with individually large amounts due at any balance sheet date. Any unanticipated change in one of those customer's credit position could have a material effect on our results of operations in the period in which such changes or events occur.


Long-Lived Assets. We assess the impairment of long-lived assets, which include property and equipment, intangibles and customer bases when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of those assets. When any such impairment exists, the related assets will be written down to fair value.


Inventory. Inventory consists of prepaid phone cards, purchased for resale. Inventory is valued at the lower of cost ("first-in, first-out") or market. On a periodic basis, management compares the amount of inventory on hand and under commitment with our latest forecasted requirements to determine whether write-downs for excess inventory are required. Although management considers the amounts on hand to be realizable, there can be no assurance that these amounts will prove to be realizable over time.

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income during the period in which those temporary differences are expected to be recovered or settled. Deferred tax assets are periodically evaluated to determine their recoverability, and where the recovery is not likely, a valuation allowance is established. In the event that actual results differ from management's estimates or assumptions change, the provision for income taxes could be materially impacted.

Real Estate Held for Sale. Our real estate held for sale represents non-operating assets, purchased or acquired in settlement of trade accounts receivable and are valued at the lower of cost or market. Although management considers the amounts to be realizable, there can be no assurance that these amounts will prove to be realizable over time.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2003, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

Changes in Internal Control Over Financial Reporting
During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting

                                     PART II
                                OTHER INFORMATION


Item 2.           Changes in Securities and Use of Proceeds

                  Recent Sales of Unregistered Securities

                  During the three months ended June 30, 2003, the Company issued 500,000 shares of its common stock to a lender and issued 375,000 to a note holder as a settlement. In addition, the Company issued 220,000 shares of its Series C Convertible Preferred Stock for an acquisition and issued 35,500 Series D Convertible Preferred Stock ("Series D Preferred"), including 27,500 shares to officers and employees and 8,000 shares to brokers and finders in connection with the acquisition. The foregoing shares were issued pursuant to exemptions from registration under Sections 3(a)(9) and 4(2) of the Securities Act of 1933.

Item 6.           Exhibits and Reports on Form 8-K

                  a)       Exhibits:

                           31 (a) Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                           31 (b) Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                           32 (a) Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C Section 1350, furnished herewith

                           32 (b) Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C Section 1350, furnished herewith

                  b)       Reports on Form 8-K:

                           During the three months ended June 30, 2003, the Company filed:

                           (i)      an 8-K for the  event  dated  April 3,  2003
                                    under   Items  2  and  7  to   report   it's
                                    acquisition    of   all   the   issued   and
                                    outstanding  shares of Proyecciones y Ventas
                                    Organizadas,  S.A  de  C.V.,  a  corporation
                                    organized  under the laws of the Republic of
                                    Mexico  ("Provo").   The  Company  filed  an
                                    amendment to the  foregoing 8-K under Item 2
                                    to file certain  Addendum to the  agreement.
                                    The Company  also filed an  amendment to the
                                    foregoing  8-K under Item 7 to file  certain
                                    financial    statements    and   pro   forma
                                    information    concerning    the    acquired
                                    business.

                           (ii) an 8-K for the event dated May 16, 2003 under Item 4 to report changes in its certifying accountant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 19, 2003
                   Frontline Communications Corporation


                   By: /s/ Stephen J. Cole-Hatchard
                       ----------------------------------------
                       Stephen J. Cole-Hatchard
                       Chief Executive Officer



                   By: /s/ Vasan Thatham
                       -----------------------------------------
                       Vasan Thatham
                       Principal Financial Officer and Vice President