Form 10QSB/A
period 2003-06-30
FRONTLINE COMMUNICATIONS CORP
filed 2003-10-03
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB/A
                                 Amendment No.1




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

           EXPLANATORY NOTE REGARDING THIS AMENDMENT ON FORM 10-QSB/A


Frontline Communications Corporation (the "Company") is filing this Amendment No.1 to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 19, 2003. This amendment revises the noncash compensation charge and the loss per share calculation for the three and six months ended June 30, 2003. The specific items amended to reflect this revision are Items 1 and 2 of Part I. This amendment does not otherwise update the disclosures set forth in such items originally filed and does not otherwise reflect events occurring after the original filing of the Quarterly Report on Form 10-QSB on August 19, 2003.

                                      INDEX

                                                                                      Page


Part I   Financial Information

Item 1   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets                                          1

         Condensed Consolidated Statements of Operations                                2

         Condensed Consolidated Statements of Cash Flows                                3

         Notes to Condensed Consolidated Financial Statements                           4

Item 2   Management's Discussion and Analysis of Financial Condition And
         Results Of Operations                                                          11

Item 4   Controls and Procedures                                                        17

Part II  Other information                                                              18

         Signatures                                                                     19


Frontline Communications Corporation
Condensed Consolidated Balance Sheets

                                                                                                     June 30,          December 31,
                                                                                                       2003                2002
                                                                                                   ------------        ------------
                                                                                                    (Unaudited)          (Audited)
ASSETS
Current:
   Cash and cash equivalents                                                                       $    323,978        $    208,502
   Accounts receivable:
     Trade, net of allowance for doubtful accounts                                                    7,427,100             212,397
     Related parties                                                                                    476,003
     Other                                                                                              181,367

                                                                                                   ------------        ------------
Total accounts receivable                                                                             8,084,470             212,397

  Value-added tax recoverable                                                                           579,473
  Inventory                                                                                           1,541,345
  Prepaid expenses                                                                                      637,321              57,778
                                                                                                   ------------        ------------
Total current assets                                                                                 11,166,587             478,677

Property and equipment, net                                                                             607,448             671,013
Investment nonproductive properties                                                                   1,955,012
Deferred income taxes                                                                                   132,280
Costs in excess on net assets acquired, goodwill                                                      5,343,741
Other assets                                                                                            429,141             108,877

                                                                                                   ------------        ------------
                                                                                                   $ 19,634,209        $  1,258,567
                                                                                                   ============        ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current maturities of long-term debt                                                           $  1,352,868        $    940,202
    Payable under supplier credit facility                                                            4,312,518
    Related parties                                                                                     822,066
    Accounts payable and accrued expenses                                                             2,595,067           1,669,459
    Income taxes payable                                                                                401,123
    Deferred taxes                                                                                      422,215
    Deferred revenue                                                                                    513,267             524,738
                                                                                                   ------------        ------------
    Total current liabilities                                                                        10,419,124           3,134,399


    Long-term debt, less current maturities                                                           1,423,154             153,120
    Payable under supplier  credit facility, less
    current maturities                                                                                3,137,622
                                                                                                   ------------        ------------
    Total long-term debt                                                                              4,560,776             153,120

                                                                                                   ------------        ------------
    Total liabilities                                                                                14,979,900           3,287,519
                                                                                                   ------------        ------------

    Minority Interest                                                                                    27,983

    Stockholder's Equity (deficiency)
        Series B Preferred stock, $.01 par value, 2,000,000 shares authorized,
          issued and outstanding 496,445 shares. Liquidation preference $7,446,65                         4,964               4,964
       Series C Preferred stock, $.01 par value, issued and outstanding 220,000 2,200 shares and none, respectively. Liquidation preference $ 2,200
       Series D Preferred stock, $.01 par value, issued and outstanding 35,500 shares                       355
         and none, respectively. Liquidation preference $ 355
       Common Stock, $.01 par value, 25,000,000 shares authorized, 10,815,424 and 9,940,424
         issued, respectively, 10,169,972 and 9,294,972 outstanding, respectively                       108,154             l99,404
       Additional paid-in capital                                                                    43,327,100          36,204,292
       Accumulated deficit                                                                          (38,003,879)        (37,466,196)
       Accumulated other comprehensive gain                                                              58,848
       Treasury stock, at cost, 645,452 shares                                                         (871,416)           (871,416)
                                                                                                   ------------        ------------
                   Total stockholders' equity (deficiency)                                            4,626,326          (2,028,952)

                                                                                                   ------------        ------------
                                                                                                   $ 19,634,209        $  1,258,567
                                                                                                   ============        ============


            See notes to condensed consolidated financial statements.
                                       -1-

FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                         For the three months ended               For the six months ended
                                                         June 30,            June 30,           June 30,            June 30,
                                                          2003                2002                2003                2002
                                                      ------------        ------------        ------------        ------------
Revenues                                              $ 20,571,986        $  1,286,961        $ 21,638,113        $  2,639,230

Costs and expenses:
      Cost of revenues                                  19,125,583             648,006          19,621,304           1,329,860
      Selling, general and administrative                1,568,953             632,257           2,172,232           1,299,579
      Depreciation and amortization                        152,758             193,457             296,131             387,719
        (includes $42,677, $44,445, $85,633 and
         $88,922 related to costs of revenue)
                                                      ------------        ------------        ------------        ------------
                                                        20,847,294           1,473,720          22,089,667           3,017,158
                                                      ------------        ------------        ------------        ------------
Loss from operations                                      (275,308)           (186,759)           (451,554)           (377,928)

Other income (expense):
   Interest income                                          13,359               4,320              13,666               6,062
   Interest expense                                       (193,931)            (22,177)           (215,819)            (43,720)
   Amortization of deferred financing costs               (189,413)           (189,413)
   Other income ( expense)                                  95,097                                  95,097              (3,214)

Net loss before income tax, minority interest
  and gain on debt settlement                             (550,196)           (204,616)           (748,023)           (418,800)
                                                      ------------        ------------        ------------        ------------

Gain on debt settlement                                    449,850                                 449,850

                                                      ------------        ------------        ------------        ------------
Income (loss)  before tax and minority interest           (100,346)           (204,616)           (298,173)           (418,800)

Income taxes                                                89,996                                  89,996

Minority interest                                              580                                     580

                                                      ------------        ------------        ------------        ------------
Net income (loss)                                         (190,922)           (204,616)           (388,749)           (418,800)
                                                      ------------        ------------        ------------        ------------

Preferred dividends                                         74,467              75,435             148,934             154,500

                                                      ------------        ------------        ------------        ------------
Net loss available to common shareholders                ($265,389)          ($280,051)          ($537,683)          ($573,300)
                                                      ============        ============        ============        ============

Loss per common share-basic and diluted                     ($0.03)             ($0.03)             ($0.06)             ($0.06)
                                                      ============        ============        ============        ============

Weighted average number of  common shares
   outstanding- basic and diluted                       10,141,126           9,061,412           9,720,386           9,003,304
                                                      ============        ============        ============        ============


See notes to condensed consolidated financial statements.


FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)                                                               For the six months ended
                                                                         June 30,        June 30,
                                                                           2003             2002
                                                                         ---------        ---------
Cash flow from operating activities:
   Net loss                                                              ($388,749)       ($418,800)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
     Minority interest                                                         580
      Depreciation and amortization                                        296,131          387,719
      Debt discount amortization                                            12,498            2,083
      Amortization of deferred financing cost                              189,413
      Gain on debt settlement                                             (449,850)
      Noncash compensation charge                                                            50,000
      Deferred income taxes                                               (129,447)
      Loss on disposal of property and equipment                                              3,214
      Changes in operating assets and liabilities
         Accounts receivable                                               494,882           44,233
         Value-added tax recoverable                                       (29,009)
         Inventory                                                         178,948
         Prepaid expenses and other                                        (91,980)         (10,383)
         Other assets                                                       (4,406)          (1,906)
         Accounts payable and accrued expenses                            (366,605)        (299,428)
         Deferred revenue                                                  (11,471)           5,091
         Income taxes payable                                              217,973

                                                                         ---------        ---------
Net cash  provided  by operating activities                                (81,092)        (238,177)
                                                                         ---------        ---------


Cash flows from investing activities:
   Acquisition of property and equipment                                   (14,830)         (14,895)
    Proceeds from disposal of property and equipment                                          5,000
    Acquisition of Provo, net of cash acquired $345,137                   (154,863)
                                                                         ---------        ---------
Net cash used in  investing activities                                    (169,693)          (9,895)
                                                                         ---------        ---------


Cash flows from financing activities:
   Principal payments on long-term debt                                    (42,268)        (134,018)
   Proceeds from private sale of notes payable                                              200,000
   Payments to acquire treasury stock                                                        (6,764)
   Supplier credit facility                                                 84,094
   Net proceeds from bridge loan                                           465,587
   Seller note settlement                                                 (200,000)
                                                                         ---------        ---------
Net cash provided by  financing activities                                 307,413           59,218
                                                                         ---------        ---------

Effects of changes in foreign currency exchange
    exchange rate changes on cash                                           58,848
                                                                         ---------        ---------
Net decrease in cash and cash equivalents                                  115,476         (188,854)
                                                                         ---------        ---------

Cash and cash equivalents, beginning of period                             208,502          602,534

Cash and cash equivalents, end of period                                 $ 323,978        $ 413,680
                                                                         =========        =========

Supplemental information:
Approximate interest paid during the period                              $ 185,000        $  42,000
                                                                         =========        =========
Dividends on Series B Preferred stock accrued                            $ 149,000        $ 155,000
                                                                         =========
Approximate debt issue discount arising from the value of warrants                        $  75,000
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

         The purchase price for accounting purposes is established using the fair market value of 33,000,000 of the Company's common stock (to be issued upon conversion of 220,000 shares of Series C Preferred issued to the Sellers) valued at $0.204, which represents the average quoted market price of the Company's stock, as reported by the American Stock Exchange, during the time between when the acquisition was signed and when it was announced.

Fair value of common stock to be issued upon conversion of


Series C Preferred                                                                    $6,732,000
Acquisition related costs
         Fair value of 1,200,000 shares of common stock to be issued upon conversion of 8,000 shares of Series D Preferred issued
         to brokers and finders                                                          218,363
         Other estimated transaction costs                                               500,000
                                                                                     -----------
         Total purchase price                                                        $ 7,450,363
                                                                                     ===========

         The fair values of Provo's assets and liabilities have been estimated, principally based on book values, for the purpose of allocating the purchase price of the acquisition. A summary of assets acquired, liabilities assumed and resulting goodwill is as follows:

         Book values of Provo's assets                                                  $13,315,129
         Book values of Provo's liabilities and minority interest                       (11,208,507)
         Goodwill, costs in excess of net assets acquired                                 5,343,741
                                                                                        -----------
         Total purchase price                                                           $ 7,450,363
                                                                                        ===========



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

         The accompanying pro forma operating statements are presented as if the Provo acquisition occurred on January 1, 2002 (see Note G for noncash compensation charge). The pro forma information is unaudited and is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisition had been completed as of January 1, 2002 and neither is it necessarily indicative of the results of operations for future periods.

         Six months ended June 30                    2003             2002
         ------------------------                    ----             ----

         Revenues                                 $ 41,187,403     $ 53,486,890
         Net loss                                     (490,390)      (1,007,427)
         Net loss per share- basic and diluted.         ($0.01)          ($0.02)


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

         If the shares of common stock to be issued upon conversion of Series C Preferred and Series D Preferred are included in the calculation of the weighted average number of shares, the net loss per common share for the three and six months ended June 30, 2003 would have been $0.01 and $0.02, respectively.

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

NOTE G- STOCKHOLDERS EQUITY.

         In April 2003, the Company issued 500,000 shares of its common stock in connection with a borrowing and issued 375,000 shares of common stock for a settlement of a debt (see Note F).

         In connection with Provo acquisition, the Company issued 220,000 shares of Series C Preferred to the Sellers and issued 35,500 Series D Preferred, including 27,500 shares to officers and employees and 8,000 shares to brokers and finders. Each share of both the classes of preferred shares automatically convert into 150 shares of the Company's common stock after the Company's shareholders approve the conversion. The par value and the liquidation preference of each share of Series C Preferred and Series D Preferred are $.01.

         In the accompanying consolidated financial statements the value of the outstanding Series C Preferred and Series D Preferred issued to brokers and finders is determined based on the Company's common share price on the relevant dates and by applying the ratio in which Series C Preferred and Series D Preferred can be converted into shares of common stock. Accordingly, 220,000 outstanding shares of Series C are valued at $6,732,000 and the 8,000 shares of Series D Preferred are valued at $218,363.

         The fair value of the common shares to be issued upon conversion of 27,500 shares of Series D shares issued to officers and employees will be determined upon the Company's shareholders approval of the conversion. Accordingly, noncash compensation expense for the fair value of the shares issued will be recorded after the Company's shareholders approval. For pro forma purposes (see Note B), Series D shares are valued in the same manner as Series C shares and the pro forma is adjusted for noncash compensation of $750,622.

NOTE H- OTHER COMMENTS

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

Segment information for the three and six months ended June 30 is as follows:


                                                       Three months ended                      Six months ended
                                                            June 30,                               June 30,
                                                   2003                2002                2003                2002
                                               -----------          ----------         -----------          ----------
Revenues:
  Internet business                               $987,218          $1,286,961          $2,053,345          $2,639,230
  Sale and distribution of phone cards          19,584,768                              19,584,768
                                               -----------          ----------         -----------          ----------
                           Consolidated        $20,571,986          $1,286,961         $21,638,113          $2,639,230
                                               -----------          ----------         -----------          ----------

Operating (loss) profit:
   Internet business in U.S.A                    ($282,507)          ($186,759)          ($458,753)          ($377,928)
  Sale and distribution of phone cards               7,199                                   7,199
                                               -----------          ----------         -----------          ----------
                           Consolidated          ($275,308)          ($186,759)          ($451,554)          ($377,928)
                                               -----------          ----------         -----------          ----------


For the three and six months ended June 30, 2003 the Internet business includes approximately $210,000 of common corporate expenses.


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

NOTE J-SUBSEQUENT EVENTS

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

Net loss. As a result of the foregoing and after recognizing $499,850 gain on debt settlement, for the three months ended June 30, 2003, net loss decreased by $13,694 to $190,922 compared to a net loss of $204,616 for the corresponding period in 2002. For the six months ended June 30, 2003, net loss decreased by $30,051 to $388,749 compared to a net loss of $418,800 in the comparable period in 2002.

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

Critical Accounting Policies and Estimates

         Our discussion and analysis of our financial conditions and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statement requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, long-lived assets and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Real Estate Held for Sale and Investment nonproductive properties. Our real estate held for sale and investment nonproductive properties represents non-operating assets, purchased or acquired in settlement of trade accounts receivable and are valued at the lower of cost or market. Although management considers the amounts to be realizable, there can be no assurance that these amounts will prove to be realizable over time.

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

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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


October 3, 2003
                                        Frontline Communications Corporation

                                            /s/ Stephen J. Cole-Hatchard
                                            ----------------------------------
                                        By: Stephen J. Cole-Hatchard
                                            Chief Executive Officer



                                        By: /s/ Vasan Thatham
                                            ----------------------------------
                                            Vasan Thatham
                                            Principal Financial Officer and
                                            Vice President