Form 10KSB/A
period 2002-12-31
FRONTLINE COMMUNICATIONS CORP
filed 2003-10-06
CIK 1040850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------


                                  FORM 10-KSB/A
                                (Amendment No. 2)


[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934.

         For the fiscal year ended December 31, 2002

                                       OR

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

             For the transition period from _________ to ___________

                        Commission File Number 001-15673

                      FRONTLINE COMMUNICATIONS CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                        13-3950283
---------------------------------                        ----------------
  (State or Other Jurisdiction                           (I.R.S. Employer
  of Incorporation or Organization)                      Identification No.)

One Blue Hill Plaza, P.O. Box 1548, Pearl River, New York             10965
----------------------------------------------------------           -------
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

                      Documents Incorporated by Reference:

                                      None.

         The Form 10-KSB of Frontline Communications Corp. for the year ended December 31, 2002 is being amended in response to a comment letter from the Securities and Exchange Commission staff related to another filing. Specifically, we have added additional disclosure regarding 1) the factors that led us to acquire Proyecciones y Ventas Organizadas, S.A. de C.V. and the anticipated impact of the acquisition on our business; and 2) competition in our marketplace. This amendment does not include any material changes in our financial statements other than expanded footnote disclosures. All other information in the originally filed form 10-KSB was presented as of the April 14, 2003 filing date, or earlier as indicated, and has not been updated in this amended filing.



                                     PART I

Item 1. Description of Business.

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


         In 2000, the downturn in the stock market relating to Internet stocks, the growth of our competitors, and the introduction of new Internet access products, such as high-speed cable access, began to have a negative impact on our business. Specifically, the company found it increasingly difficult to raise money in the equity marketplace, and the resulting lack of capital impeded the growth of our business.


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


         After engaging in these aggressive restructuring efforts during 2000 and 2001, in 2002 our board of directors determined that the best alternative to attempt to preserve the continued economic viability of the company was to acquire a company with a larger revenue base and greater potential for growth than us.

         In the fourth quarter of 2002, we entered into negotiations with Proyecciones y Ventas Organizadas, S.A. de C.V., a corporation organized under the laws of the Republic of Mexico ("Provo"). Provo had 2002 audited revenue of approximately $100 million, an international presence, and an expanding product line, and thus met our criteria for an acquisition candidate. In April 2003, after several months of arm's length negotiations, we completed our acquisition of Provo. See - Recent Developments, beginning on page 3.

         Frontline Communications Corporation was formed during February 1997 as a Delaware corporation under the name Easy Street Online, Inc. We changed our name to Frontline Communications Corporation in July 1997. Our principal executive offices are located at One Blue Hill Plaza, Pearl River, New York 10965, and our telephone number is (845) 623-8553. Our corporate websites are located at www.frontline.net and www.fcc.net. PlanetMedia'sm''s Internet website is located at www.pnetmedia.com. Information on these Websites is not part of this report. Unless the context indicates otherwise, the terms "Frontline"," "we," "our," "the Company" and "us" in this report include the operations of Frontline Communications Corporation and its wholly owned subsidiaries, WowFactor, Inc., FNT Communications Corp., Inc. and CLEC Communications Corp.

Recent Developments

         On April 3, 2003, we completed the acquisition of all of the issued and outstanding stock of Proyecciones y Ventas Organizadas, S.A. de C.V., a corporation organized under the laws of the Republic of Mexico ("Provo"). Provo and its subsidiaries are engaged in distribution of prepaid calling card and cellular phone airtime in Mexico. We believe that our acquisition of Provo will enhance our potential to realize improved long-term operating results and to achieve a stronger financial position. We believe that our acquisition of Provo will yield the following potential benefits:

     o Additional significant yearly revenues and strong operating profits. Provo had 2002 audited revenue of approximately $100 million, an increase of 20x over Frontline's 2002 audited revenue.

     o An increased ability to participate in international transactions and allow us to expand our service offering. We believe that Provo's strong Mexican market presence will enable us to offer our Internet access products in Mexico and other Latin American markets. In addition, Provo plans to launch additional products in the U.S. and Mexico, which we expect will augment our current revenue lines.

     o An enhanced our ability to raise cash, which has been inhibited by the adverse market conditions for technology and Internet companies prevailing during the past 24 months. Our acquisition of Provo will result in a more diversified product portfolio, which we believe will make us more attractive to potential investors. The addition of Provo's revenue stream to our current revenue stream will also aid us in seeking additional financing.

     o The transaction will increase our profile as a communications company. The combined product offering of Internet service bundled with telephone service will make us more competitive in the telecommunications market.


         We issued to the two stockholders of Provo (the "Sellers") 220,000 shares of our Series C Convertible Preferred Stock Series C Convertible Preferred Stock. Each share of Series C Convertible Preferred Stock automatically converts into 150 shares of our common stock upon receipt of the approval of our stockholders of (i) the issuance of shares of common stock upon conversion of the Series C Convertible Preferred Stock (ii) an increase in our authorized common stock to 75 million shares and (iii) a 1 for 1.5 share reverse split of our common stock. As a result, if our shareholder approvals are obtained, we will issue 33 million shares of common stock (before giving effect to the proposed reverse split) to the Sellers and a change of control of our company will occur.

         In the event we do not receive shareholder approval on or prior to July 18, 2003 or such later date as agreed to by the holders of a majority of the Series C Convertible Preferred Stock, and which date shall be extended for a period of up to 30 days due to the actions or inactions of the Securities and Exchange Commission or American Stock Exchange in connection with the Company seeking shareholder approval, the Series C Convertible Preferred Stock will not convert into common stock and the compensation payable to the Sellers shall be increased by $20,000,000, payable in the form of a Note. The increase in the purchase price will be effected as a result of our obligations arising under the Note. The Note is a $20,000,000 principal amount promissory note we issued to the Sellers in connection with the acquisition, which only takes effect if the Series C Convertible Preferred Stock is not converted into common stock by the date set forth in the Stock Purchase Agreement. The Note bears interest at the rate of 8% per annum, is due and payable 15 days after it becomes effective and is secured by substantially all of our assets including the capital stock of Provo issued to us in the transaction. If the repayment obligations under the Note become effective and the Company is not able to repay the Acquisition Note when due and the Sellers foreclose on the shares pledged as collateral then the Sellers will regain control of Provo. Moreover, after a foreclosure the Company may remain obligated to the Sellers if the value of the collateral is insufficient to cover the Company's obligations under the Acquisition Note. We do not believe that the collateral underlying the $20,000,000 note is sufficient to satisfy the note. If the collateral is insufficient to satisfy our obligation under the note, and we are unable to negotiate a settlement with the former stockholders of Provo, we may be forced to seek bankruptcy protection. We believe that the significant additional liabilities that we will incur if our shareholders fail to approve the items set forth above will have a material adverse effect on our business and the interests of our shareholders.

         Each share of Series C Convertible Preferred Stock has a liquidation preference of $.01 per share and ranks senior to our common stock but pari passu to our Series B preferred stock. The holders of Series C Convertible Preferred Stock have no voting rights, except (i) as required by law and (ii) the holders of Series C Convertible Preferred Stock vote separately as to (a) any amendment, alteration or repeal of the certificate of designation of Series C Convertible Preferred Stock if the rights, preferences or privileges of the Series C Convertible Preferred Stock are affected and (b) the creation, authorization or issuance by our company of any stock on parity with, or senior to the Series C Convertible Preferred Stock as to dividends, liquidation, redemption, conversion, voting or assets, or any increase in the amount of authorized shares of any such stock ("Senior Stock"). In addition, prior to the Conversion Date, we may not do any of the following:

         (i) authorize any merger or certain other business combination transactions;

         (ii) take any action which would result in our voluntary or involuntary dissolution or winding-up;

         (iii) amend, repeal or add any provision to our certificate of incorporation or by-laws if it would materially adversely effect the holders of Series C Convertible Preferred Stock;

         (iv) issue any options, warrants or other securities convertible into or exchangeable for Senior Stock;

         (v) incur, refinance or amend the terms of any indebtedness or any other obligation for the payment of money in an aggregate amount of $1,000,000; or

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

         In April 2003, we borrowed $550,000 from an unaffiliated entity and issued a secured promissory note to the lender. The Note bears interest of 14% per annum and is secured by substantially all of our assets. Two of our officers, Mr. Nicko Feinberg and Mr. Stephen J. Cole-Hatchard have pledged shares of our common stock owned by them as additional collateral to the lender. In addition, Mr. Cole-Hatchard has personally guaranteed the repayment of the note. In connection with the financing, we issued 500,000 shares of our common stock to the lender as additional consideration. The note is repayable at the earlier of 90 days or upon financing of Provo's accounts receivable. Out of the proceeds, we used $200,000 to settle a promissory note, issued as part of a business acquisition, in the principal amount of $728,600. The balance of the $728,600 promissory note was repaid through issuance of 375,000 shares of our common stock to the promissory note holders.

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

Internet Presence Products

     o Virtual Website hosting: We offer virtual website hosting services to residential and small business customers who require 24 hour presence on the Internet. By renting space on our Internet servers, customers avoid costly hardware investment, maintenance, and other costs associated with operating their own servers. Marketed partly under our brand name FrontHost'sm', the Company's hosting services include domain name registration, e-mail addresses, file upload and download capability and statistical logs.

     o Dedicated Hosting: Frontline offers website hosting and maintenance services to clients wishing to rent secure web-servers. In addition, Frontline offers co-location services to those customers preferring to install their own equipment at our facilities and connect their systems directly to the Internet.

     o FrontHost'sm': Our do-it-yourself web hosting service, which includes the "Website Wizard" products, assists customers in developing and hosting their own Websites and e-commerce `stores' by using our FrontHost'sm' user-friendly tools. The product line is simple, self service, and economical.

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

       Our competitors for Internet access services in the United States include national telecommunications providers such as America Online, Time Warner
Cable, Verizon, Earthlink, United Online (NetZero and Juno brands) and
Covad Communications, as well as regional Internet service providers, such as Best Web Corporation, Fastnet Inc. and LogicalNet Corporation. Our national competitors have significantly greater financial, technical, marketing and other resources than we do, and our share of the market is relatively small compared to theirs. Our regional competitors have market shares that our comparable to ours. Many of our current and future competitors possess a wide range of products and collective new product development capabilities that exceed ours. For example, some of our competitors, such as Time Warner Cable, offer access to the Internet via cable modem. We do not possess the technical capability to offer such a service.

       Increased competition could result in significant price competition, which in turn could result in significant price reductions in some of our product offerings, most notably Internet access and web hosting. In addition, increased competition for new customers could result in increased sales and marketing expenses and related customer acquisition costs, which could materially adversely affect our operating results. We may not have the financial resources, technical expertise or marketing and support capabilities to compete successfully, and the software, services or technologies developed by others may render our products, services or technologies obsolete or less marketable.

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

Item 2. Description of Property

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


Plan Category                       Number of               Weighted-                 Number of
                                    Securities to be        average                   securities remaining
                                    issued upon             exercise price            available for future
                                    exercise of             of outstanding            issuance under
                                    outstanding             options, warrants         equity compensation
                                    options, warrants       and rights                plans (excluding
                                    and rights                                        securities reflected
                                                                                      in column (a))
                                          (a)                 (b)                       (c)
Equity compensation plans
approved by security holders (1)    1,289,000                 $2.81                     556,500

Equity compensation plans not
Approved by security holders (2)    1,676,300                 $3.00
                                    ---------                 -----                     -------
Total                               2,965,300                 $2.92                     556,500
                                    =========                 =====                     =======


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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The Statements contained in this Item 6 and elsewhere in this Form 10-KSB which are not historical facts are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. These "forward looking statements" are subject to a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such risk factors include, but are not limited to, risks associated with the Company's ability to attract and retain new subscribers, ability of the Company to successfully integrate newly acquired subscribers and business entities into its operations, ability to manage any future growth, uncertainties regarding future operating results, risks relating to changes in the market for internet services, regulatory and technological changes, possible inability to protect proprietary rights, changes in consumer preferences and demographics, competition, reliance on telecommunication carriers, ability to expand the Company's network structure, ability to obtain any necessary future financing, unfavorable general economic conditions, uncertainty of customer and supplier plans and commitments, the risks related to the acquisition of Provo and the ability to maintain the American Stock Exchange and Nasdaq Small Cap Market listing of the Company's securities and other risks detailed in this report and in the Company's other Securities and Exchange Commission filings. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements, which speak only as of the date they were made. We undertake no obligation to update any forward-looking statements contained in this report.

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

Results of Operations

Comparison of Years ended December 31, 2002 and 2001:

Revenues. Revenues decreased for the year ended December 31, 2002 by $1,456,022 or 22.4% over the prior year. The decrease in revenues were in part due to closure of our unprofitable satellite offices and due to lesser website development work performed by us in 2002. We anticipate that our revenues will decrease in 2003.

Cost of Revenues. For the year ended December 31, 2002, cost of revenues decreased by $989,617 to $2,493,337. As a percentage of revenues, cost of revenues decreased to 49.4% from 53.6%. The decrease in cost of revenues was due to cost reductions realized through our Restructuring Program. We anticipate that our cost of revenue in absolute dollars will decrease in 2003.

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

                                                                             Long-Term Compensation
                                                                                     Awards
                                                                              Securities Underlying
Name and Principal Position           Year       Salary       Bonus              Options/SAR (#)
---------------------------           ----       ------       -----              ---------------
Stephen J. Cole-Hatchard              2002     $112,482
 Chief Executive Officer              2001      114,423      67,725  (1)            52,000
                                      2000      117,692      34,500                 25,000

Nicko Feinberg                        2002     $107,761
  President                           2001      109,518      49,175  (2)            52,000
                                      2000      110,000      24,500                 27,000

Vasan Thatham                         2002     $105,265
 Chief Financial Officer              2001      109,518      15,051  (3)            27,000
                                      2000      110,000      18,500                 12,000

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

         The following table sets forth information regarding options granted during the year ended December 31, 2002 to our Named Executives:

               Options/SAR Grants in Year Ending December 31, 2002

                                     Number of Shares      % of Total
                                     Underlying            Options/SAR
                                     Options/ SARs         Granted          Exercise Price         Expiration
                                     Granted               in Year            $/share)                Date
                                     -------               -------            --------                ----
Stephen J.Cole-Hatchard                     _                   _                _                      _

Nicko Feinberg                              _                   _                _                      _

Vasan Thatham                               _                   _                _                      _

         The following table sets forth information concerning the number of options owned by our Named Executives, the value of any in-the-money unexercised options as of December 31, 2002 and information concerning options exercised by our Named Executives during the year ended December 31, 2002:

           Aggregated Option Exercises and Year-End Option/SAR Values

                            Shares                         Number of Securities         Value of Unexercised
                           Acquired       Value           Underlying Unexercised             In-The-Money
                          On Exercise  Realized ($)     Options/SARs at 12/31/2002    Options/SARs at 12/31/2002
                          -----------  ------------     --------------------------    --------------------------
                                                        Exercisable  Unexercisable   Exercisable    Unexercisable
                                                        -----------  -------------   -----------    -------------
Stephen J.Cole-Hatchard        0            $0            302,000                      $2,080

Nicko Feinberg                 0            $0            245,000                      $2,080

Vasan Thatham                  0            $0            100,000                      $1,080

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

Name of Beneficial Owner                Number of Shares                                Percentage
                                        Beneficially Owned (1)
Nicko Feinberg                                  866,500                   (2)               8.2%
Stephen J. Cole-Hatchard                      1,066,718                   (3)              10.0%
Ronald Signore                                  329,032                   (4)               3.2%
William Barron                                  178,972                   (5)               1.7%
Ventura Martinez Del Rio, Sr.                      -                                          -
Ventura Martinez Del Rio, Jr.                      -                                          -
Miguel Madero                                      -                                          -
Vasan Thatham                                   195,500                   (6)               1.9%
All Directors and Executive
Officers as a group (nine persons)            2,942,222                   (7)              25.5%

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

         In connection with the acquisition of Provo, we issued to 18 individuals an aggregate of 35,500 shares of our Series D Convertible Preferred Stock including 10,000 shares to Stephen J. Cole-Hatchard, our Chairman of the Board and Chief Executive Officer, 10,000 shares to Nicko Feinberg, our President U.S Operations, and a director, 5,000 shares of Series D to Joseph Donohue, a then director, 1,000 shares to Vasan Thatham, our Vice President and Chief Financial Officer and 1,000 shares to Amy Wagner-Mele, our Executive Vice President and General Counsel.

         Each share of Series D Convertible Preferred Stock is convertible into 150 shares of common stock upon receipt of the approval by our shareholders of
(i) the issuance of common stock upon conversion of the Series D Convertible Preferred Stock, (ii) an increase in our authorized common shares to 75 million and (iii) a 1 for 1.5 reverse split of our common stock . Accordingly, if our shareholders approvals are obtained, the Series D Preferred will convert into an aggregate of 5,325,000 shares of common stock (without giving effect to the proposed reverse split), of which 1,500,000 shares will be issued to Mr. Cole-Hatchard, 1,500,000 shares will be issued to Mr. Feinberg, 750,000 shares will be issued to Mr. Donahue, 150,000 shares to Mr. Thatham and 150,000 shares to Ms. Mele.


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

Item 13. Exhibits, Lists and Reports on Form 8-K.

         (a) Exhibits

2.1 Amended and Restated Stock Purchase Agreement between Frontline Communications Corporation, Proyecciones y Ventas Organizadas, S.A., Ventura Martinez del Rio Requejo and Ventura Martinez del Rio Arrangoz dated April 3, 2003. ****


3.1      Certificate of Incorporation of the Company.+

3.2 Certificate of Amendment of the Certificate of Incorporation of the Company.+++

3.3 Certificate of Amendment of the Certificate of Incorporation of the Company.*

3.4      By-Laws of the Company.+

4.1      Certificate of Designation of Series A preferred stock.++

4.2 Certificate of Designation of Series B cumulative convertible preferred stock.*


4.3      Certificate of Designation of Series C convertible preferred stock.****

4.4      Certificate of Designation of Series D convertible preferred stock.****


10.1 Employment Agreements with Messrs. Stephen Cole-Hatchard and Nicko Feinberg.+#

10.2     Employment Agreement with Vasan Thatham.*#

10.3     2001 Stock Incentive Plan.***#

10.4     1997 Stock Option Plan.+#

10.5     Office Lease between the Company and Glorious Sun Robert Martin LLC.+

10.6     Amendment No. 1 to Office Lease.*

10.7     Amendment No. 2 to Office Lease.*

10.8 Asset Purchase Agreement dated June 20, 2000 among Frontline Communications Corp., Delanet, Inc., Michael Brown and Donald McIntire.**

10.9 Asset Purchase Agreement dated June 20, 2000 among Frontline Communications Corp., Delanet, Inc., Michael Brown and Donald McIntire.**

10.10 Addendum to Amended and Restated Stock Purchase Agreement between Frontline Communications Corporation, Proyecciones y Ventas Organizadas, S.A., Ventura Martinez Del Rio, Sr. and Ventura Martinez Del Rio, Jr. dated April 3, 2003. ****


10.11 Registration Rights Agreement dated April 3, 2003 between Frontline Communications, Ventura Martinez Del Rio, Sr. and Ventura Martinez Del Rio, Jr..****

10.12    Security Agreement dated April 3, 2003 between Frontline
         Communications, Ventura Martinez Del Rio, Sr. and Ventura Martinez Del Rio Jr.. ****

10.13 Secured Promissory Note dated April 3, 2003 between Frontline Communications, Ventura Martinez Del Rio, Sr. and Ventura Martinez Del Rio, Jr.. ****


10.14 Term Loan and Security Agreement among Frontline Communications, Proyecciones y Ventas Organizadas, S.A., and IIG Equity Opportunities Fund Ltd. ****

10.15 Pledge Agreement between Stephen J. Cole-Hatchard, Nicko Feinberg, Elizabeth Feinberg and IIG Equity Opportunities Fund Ltd Dated April 3, 2003. ****

10.16 Registration Rights Agreement between Frontline Communications Corporation and IIG Equity Opportunities Fund Ltd dated April 3, 2003.
         ****

10.17 Limited guarantee agreement dated April 3, 2003 between Stephen J. Cole-Hatchard and IIG Equity Opportunities Fund Ltd dated April 3, 2003. ****

10.18 Mortgage by Stephen J. Cole-Hatchard in favor of IIG Equity Opportunities Fund Ltd dated April 3, 2003.****

10.19 Mortgage and Security Agreement by Stephen J. Cole-Hatchard in favor of IIG Equity Opportunities Fund Ltd dated April 3, 2003. ****

10.20 Subordination Agreement between 8% Promissory Note Holders and IIG Equity Opportunities Fund Ltd dated April 3, 2003. ****


21.1     Subsidiaries of the Company.

23.1     Consent of Goldstein Golub and Kessler LLP.

31.1 Certification by Stephen J. Cole-Hatchard pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 Certification by Vasan Thatham pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 Certification of Stephen J. Cole-Hatchard pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Vasan Thatham pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

**** Incorporated by reference to applicable exhibit contained in the Company's
     Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly signed this report on its behalf by the undersigned, thereunto duly authorized on the 6th day of October 2003.


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

Signature                                   Title                               Date
---------                                   -----                               ----
/s/ Ventura Martinez Del Rio, Sr.
--------------------------------
Ventura Martinez Del Rio, Sr.               Chairman of the Board               October 6  2003

/s/ Stephen J. Cole-Hatchard
--------------------------------            Chief Executive Officer,            October 6, 2003
Stephen J. Cole-Hatchard                    and Director (Principal
                                            Executive Officer)

/s/ Nicko Feinberg
--------------------------------            President U.S. Operations           October 6, 2003
Nicko Feinberg                              and Director

/s/ Vasan Thatham
--------------------------------            Chief Financial Officer             October 6, 2003
Vasan Thatham                               and Vice President (Principal
                                            Financial and Accounting Officer)

/s/ Ventura Martinez Del Rio, Jr.
--------------------------------
Ventura Martinez Del Rio, Jr.               President Mexico Operations         October 6, 2003
                                            and Director

/s/ Ronald C. Signore
--------------------------------            Director                            October 6, 2003
Ronald C. Signore

/s/ William A. Barron
--------------------------------            Director                            October 6, 2003
William A. Barron

FRONTLINE COMMUNICATIONS

CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

Independent Auditor's Report                                            F-1

Consolidated Financial Statements:

   Balance Sheet                                                        F-2
   Statement of Operations                                              F-3
   Statement of Stockholders' Equity (Deficiency)                       F-4
   Statement of Cash Flows                                           F-5 - F-6
   Notes to Consolidated Financial Statements                        F-7 - F-18

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

In April 2003, as discussed in note 10 of the notes to consolidated financial statements, the Company entered into an agreement with the stockholders of Proyecciones y Ventas Organizadas, S.A. de C.V. ("Provo"), a corporation organized under the laws of the Republic of Mexico to acquire Provo. Upon completion of the transaction described in note 10 and the approval of the proposed stock conversion by the Company's stockholders, it is expected that the stockholders of Provo will control the Company.

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

/s/ Goldstein Golub Kessler LLP
-------------------------------
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 20, 2003, except for note 10,
as to which the date is April 3, 2003

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET


--------------------------------------------------------------------------------------------------------------------
December 31, 2002
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current:
   Cash and cash equivalents                                                                        $        208,502
   Accounts receivable, less allowances for doubtful accounts of $25,000                                     212,397
   Prepaid expenses and other                                                                                 57,778
--------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                                    478,677
Property and Equipment, net                                                                                  671,013
Other                                                                                                        108,877
--------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                                   $      1,258,567
====================================================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
   Accounts payable                                                                                 $        765,749
   Accrued expenses                                                                                          903,710
   Current portion of long-term debt                                                                         940,202
   Deferred revenue                                                                                          524,738
--------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                             3,134,399
Long-term Debt, less current portion                                                                          11,453
Promissory notes Payable (face value $200,000, including $50,000 payable to officers and
   directors), net of unamortized discount of $58,333                                                        141,667
--------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                                     3,287,519
--------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Stockholders' Deficiency:
   Preferred stock - $.01 par value; authorized 2,000,000 shares, issued and outstanding 496,445
     shares (liquidation preference of $7,446,675)                                                             4,964
   Common stock - $.01 par value; authorized 25,000,000 shares, issued 9,940,424 shares                       99,404
   Additional paid-in capital                                                                             36,204,292
   Accumulated deficit                                                                                   (37,466,196)
--------------------------------------------------------------------------------------------------------------------
                                                                                                          (1,157,536)
   Treasury stock, at cost, 645,452 shares                                                                  (871,416)
--------------------------------------------------------------------------------------------------------------------
     Stockholders' deficiency                                                                             (2,028,952)
--------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Deficiency                                                 $      1,258,567
=====================================================================================================================



                 See notes to Consolidated Financial Statements

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF OPERATIONS


-------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                                    2002            2001
-------------------------------------------------------------------------------------------------------------------
Revenue                                                                                 $ 5,047,098     $ 6,503,120
-------------------------------------------------------------------------------------------------------------------
Costs and expenses:
   Cost of revenue                                                                        2,493,337       3,482,954
   Selling, general and administrative                                                    2,446,816       3,860,999
   Depreciation and amortization, includes $175,238 and $185,311 related to costs of
     revenue                                                                                745,135       2,943,678
   Impairment of intangibles                                                                     --       2,827,993
   Noncash compensation charge                                                               58,500         206,505
-------------------------------------------------------------------------------------------------------------------
                                                                                          5,743,788      13,322,129
-------------------------------------------------------------------------------------------------------------------
   Loss from operations                                                                    (696,690)     (6,819,009)
Other income (expense):
   Interest income                                                                            7,796          53,887
   Interest expense                                                                         (95,417)       (131,778)
   Loss on disposal of property and equipment                                                (3,214)       (132,387)
-------------------------------------------------------------------------------------------------------------------
Net loss                                                                                   (787,525)     (7,029,287)
Preferred dividends                                                                         297,867         320,910
-------------------------------------------------------------------------------------------------------------------
Net loss available to common stockholders                                               $(1,085,392)    $(7,350,197)
===================================================================================================================
Loss per share - basic and diluted                                                      $     (0.12)    $     (1.00)
===================================================================================================================
Weighted-average number of shares outstanding - basic and diluted                         9,119,533       7,333,221
===================================================================================================================



                 See notes to Consolidated Financial Statements

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)



----------------------------------------------------------------------------------------------------------------------------
Years ended December 31, 2002 and 2001
----------------------------------------------------------------------------------------------------------------------------
                                       Preferred Stock    Common Stock
                                       ---------------   ----------------                                         Total
                                                                           Additional   Treasury              Stockholders'
                                                                             Paid-in   Accumulated     Stock     Equity
                                       Shares   Amount    Shares  Amount     Capital     Deficit      at Cost  (Deficiency)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000           597,800  $5,978  7,164,793 $71,648 $35,570,119  $(29,030,607) $(860,539)  $5,756,599
Purchase of treasury stock, at cost
   (6,800 shares)                           --      --         --      --          --            --     (4,113)      (4,113)
Conversion of Series B preferred
   stock                               (70,700)   (707)   240,380   2,404      (1,697)           --         --           --
Common stock issued for services            --      --  1,376,700  13,767     192,738            --         --      206,505
Dividends on preferred stock                --      --    779,324   7,793     313,117      (320,910)        --           --
Net loss                                    --      --         --      --          --    (7,029,287)        --   (7,029,278)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001           527,100   5,271  9,561,197  95,612  36,074,277   (36,380,804)  (864,652)  (1,070,296)
Purchase of treasury stock, at cost
   (28,806 shares)                          --      --         --      --          --            --     (6,764)      (6,764)
Common stock issued for services            --      --    275,000   2,750      55,750            --         --       58,500
Conversion of Series B preferred
   stock                               (30,655)   (307)   104,227   1,042        (735)           --         --           --
Dividends on preferred stock                --      --         --      --          --      (297,867)        --     (297,867)
Warrants issued with promissory
   notes payable                            --      --         --      --      75,000            --         --       75,000
Net loss                                    --      --         --      --          --      (787,525)        --     (787,525)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002           496,445  $4,964  9,940,424 $99,404 $36,204,292  $(37,466,196) $(871,416) $(2,028,952)
===========================================================================================================================


                 See notes to Consolidated Financial Statements

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CASH FLOWS


-----------------------------------------------------------------------------------------------------------------
 Year ended December 31,                                                                  2002           2001
-----------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
    Net loss                                                                            $(787,525)    $(7,029,287)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                       745,135       2,943,678
      Debt discount amortization                                                           16,667              --
      Noncash compensation charge                                                          58,500         206,505
      Impairment of intangibles                                                                --       2,827,993
      Loss on disposal of property and equipment                                            3,214         132,387
      Changes in operating assets and liabilities:
        Decrease in marketable securities                                                      --       1,808,210
        Decrease in accounts receivable                                                    51,860         312,567
        (Increase) decrease in prepaid expenses and other                                 (24,755)         93,675
        (Increase) decrease in other assets                                                (4,488)         10,597
        Decrease in accounts payable and accrued expenses                                (390,355)       (563,729)
        Decrease in deferred revenue                                                      (90,612)       (474,854)
-----------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) operating activities                            (422,359)        267,742
-----------------------------------------------------------------------------------------------------------------
 Cash flows from investing activities:
    Acquisition of property and equipment                                                 (14,895)        (51,148)
    Proceeds from disposal of property and equipment                                        5,000          51,886
-----------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities                              (9,895)            738
-----------------------------------------------------------------------------------------------------------------
 Cash flows from financing activities:
    Principal payments on long-term debt                                                 (155,014)       (442,915)
    Proceeds from issuance of promissory notes payable                                    200,000              --
    Payments to acquire treasury stock                                                     (6,764)         (4,113)
-----------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) financing activities                            38,222        (447,028)
-----------------------------------------------------------------------------------------------------------------
 Net decrease in cash and cash equivalents                                               (394,032)       (178,548)
 Cash and cash equivalents at beginning of year                                           602,534         781,082
-----------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of year                                               $ 208,502     $   602,534
=================================================================================================================
 Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                              $  83,000     $   132,000
=================================================================================================================

                                                                     (continued)


                                  See notes to Consolidated Financial Statements

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CASH FLOWS


-----------------------------------------------------------------------------------------------------------------
 Year ended December 31,                                                                      2002         2001
-----------------------------------------------------------------------------------------------------------------
Supplemental schedule of noncash investing and financing activities:
    Warrants issued with promissory notes payable                                           $ 75,000           --
=================================================================================================================
    Capital lease obligations incurred                                                            --     $ 48,098
=================================================================================================================
    Dividends on Series B preferred stock paid in common stock or accrued                   $297,867     $320,910
=================================================================================================================
    Common stock issued for services                                                      $   58,500           --
=================================================================================================================


                                  See notes to Consolidated Financial Statements

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                        NOTE TO CONSOLIDATED FINANCIAL STATEMENT
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT     Frontline Communications Corporation ("Frontline"
   ACCOUNTING POLICIES:       or the "Company") is an Internet company that
                              offers Internet access; Web site development and Internet presence services.

                              The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a net working capital deficiency of $2,655,722 and a stockholders' deficiency of $2,028,952 at December 31, 2002. These factors raise substantial doubt about its ability to continue as a going concern. Management has entered into an agreement with the stockholders of Proyecciones y Ventas Organizadas, S.A. de C.V. ("Provo"), a corporation organized under the laws of the Republic of Mexico to acquire Provo. This agreement, which is discussed in note 10, is expected to transfer control of the Company to the stockholders of Provo upon approval by the Frontline stockholders. The Company's operations will then include the historical operations of the Company and the operations of Provo, which is engaged in the distribution of calling card and cellular phone airtime in Mexico. Management of the Company feels that the addition of Provo to the operations of the Company will enable it to continue to meet its obligations as they come due and to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                        NOTE TO CONSOLIDATED FINANCIAL STATEMENT
--------------------------------------------------------------------------------

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

                              Intangible assets consisted primarily of purchased customer base. The Company reviewed each acquisition separately to determine the number of customers remaining from the original purchase date. For acquisitions where less than 50% of the original customers remained, the intangible asset was deemed impaired. Discounted cash flows of the remaining customers were then used to determine fair value. In all instances, the expected cash flow from such customers was less than the expected cost of sales. Therefore, the intangible assets of $2,705,868 representing purchased customer base was deemed fully impaired and written down to zero. Additionally, there was unamortized goodwill remaining on the our purchase of PNET of $422,125. PNET has had a lack of operating profit from the date of acquisition and was not expected to generate positive cash flows. Accordingly, the remaining goodwill has been written down to zero, after reducing goodwill by a $300,000 gain on the settlement of a note payable to the former owners of PNET.

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

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                        NOTE TO CONSOLIDATED FINANCIAL STATEMENT
--------------------------------------------------------------------------------

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


                              Year ended December 31, 2001
                              --------------------------------------------------
                              Risk-free interest rate                   4.65%
                              Expected life                          5 years
                              Expected volatility                        169%
                              Dividend yield                            None
                              --------------------------------------------------


                              No stock options were issued to employees during 2002. Accordingly, no Black Scholes assumptions were used in 2002.

                              Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                              Year  ended December 31,                      2002           2001
                              -------------------------------------------------------------------------
                              Netloss available to common
                               stockholders:
                                 As reported                             $(1,085,392)   $(7,350,197)
                                 Stock-based compensation using the
                                   fair value method                         (55,991)      (100,110)
                              -------------------------------------------------------------------------
                                 Pro forma                                (1,141,383)    (7,450,307)
                              Net loss per share (basic and diluted):
                                 As reported                                   (0.12)         (1.00)
                                 Pro forma                                     (0.13)         (1.02)
                              -------------------------------------------------------------------------


                              All costs associated with advertising services are expensed in the period incurred. Advertising expense was approximately $43,000 and $130,000 for the years ended December 31, 2002 and 2001, respectively.

                              The Company follows SFAS No. 128, Earnings per Share, which provides for the calculation of "basic" and "diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur through the effect of common shares issuable upon exercise of stock options and warrants and convertible securities.

                              Potential common shares have not been included in the computation of diluted EPS since the effect would be antidilutive. At December 31, 2002, there were 4,862,100 options and warrants outstanding and preferred stock convertible into 1,687,963 shares of common stock that could potentially dilute basic EPS in the future.

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                        NOTE TO CONSOLIDATED FINANCIAL STATEMENT
--------------------------------------------------------------------------------

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

2. PROPERTY AND               Property and equipment, at cost, consists of the
   EQUIPMENT:                 following at December 31, 2002:


                                                                                       Estimated
                                                                                        Useful
                                                                                         Life
                              --------------------------------------------------------------------
                              Computer and office equipment             $ 2,611,297        3 to 5
                                                                                            years
                              Furniture and fixtures                         74,825       5 years
                              Leasehold improvements                        149,365    Lease term
                              --------------------------------------------------------------------
                                                                          2,835,487
                              Less accumulated depreciation and
                                 amortization                            (2,164,474)
                              --------------------------------------------------------------------
                                                                        $   671,013
                              ====================================================================

                              Depreciation and amortization for the years ended December 31, 2002 and 2001 amounted to approximately $604,000 and $689,000, respectively.

3. ACCRUED EXPENSES:          Accrued expenses consist of the following at
                              December 31, 2002:

                              Accrued Internet connection and             $355,363
                              telephone
                              Lease cancellations and related costs         98,750
                              Dividends payable                            297,867
                              Accrued professional fees                     46,268
                              Accrued wages and salaries                    82,896
                              Other                                         22,566
                              -----------------------------------------------------
                                                                          $903,710
                              =====================================================

4. LONG-TERM DEBT:            Long-term debt consists of the following at
                              December 31, 2002:

                              Present value of net minimum lease           $223,055
                                 payments (a)
                              Promissory note payable (b)                   728,600
                              ------------------------------------------------------
                                                                            951,655
                              Less current portion                          940,202
                              ------------------------------------------------------
                                                                           $ 11,453
                              ======================================================

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                        NOTE TO CONSOLIDATED FINANCIAL STATEMENT
--------------------------------------------------------------------------------

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

                              The following is a schedule of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments at December 31, 2002:

                              Year ending December 31,
                              ------------------------
                                         2003                               $222,073
                                         2004                                 10,958
                                         2005                                  1,279
                              -------------------------------------------------------
                              Total minimum lease payments                   234,310
                              Less amount representing interest               11,255
                              -------------------------------------------------------
                              Present value of net minimum lease             223,055
                                 payments
                              Less current portion                           211,602
                              -------------------------------------------------------
                                 Long-term lease obligations                $ 11,453
                              =======================================================


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

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                        NOTE TO CONSOLIDATED FINANCIAL STATEMENT
--------------------------------------------------------------------------------

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

6. COMMITMENTS AND            The Company rents office space and equipment under
   CONTINGENCIES:             operating lease agreements expiring at various
                              dates through 2005. Future minimum rental payments required under operating leases are approximately as follows:


                              Year ending December 31,
                              ------------------------
                                         2003                              $379,000
                                         2004                               226,000
                                         2005                                 5,000
                              ------------------------------------------------------
                                                                           $610,000
                              ======================================================

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

                              A summary of the status of the Company's stock option plan as of December 31, 2002 and 2001, and changes during the years ended on those dates, is presented below:

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                        NOTE TO CONSOLIDATED FINANCIAL STATEMENT
--------------------------------------------------------------------------------

                              December 31,                        2002                  2001
                              ------------------------------------------------------------------------
                                                                     Weighted-             Weighted-
                                                                      average               average
                                                                     Exercise               Exercise
                                                           Shares      Price     Shares      Price
                                                          ---------- ---------- ---------- -----------
                              Outstanding at beginning
                                 of year                  1,458,900     $2.67   1,347,768     $4.19
                              Granted                                             445,000      0.22
                              Forfeited                    (169,900)     1.68    (333,868)     4.97
                              ------------------------------------------------------------------------
                              Outstanding at end of year  1,289,000     $2.81   1,458,900     $2.67
                              ========================================================================
                              Options exercisable at
                                 year-end                 1,289,000     $2.81   1,442,900     $2.64
                              ========================================================================
                              Weighted-average fair
                                 value of options
                                 granted during the
                                 year                            --        --          --     $0.21
                              ========================================================================

                              The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:


                                                           Options Outstanding and Exercisable
                                                         ----------------------------------------
                                                                                     Weighted-
                                                         Outstanding at  Remaining    average
                                   Range of              December 31,    Contractual   Exercise
                              Exercise Prices                2002           Life        Price
                              -------------------------------------------------------------------
                              $0.22 to $1.00                   501,000     3.1 years       $0.31
                              $1.00 to $2.50                   184,800            .9        2.37
                              $2.50 to $4.00                    97,000            .8        3.58
                              $4.00 to $6.00                   433,200          1.95        5.16
                              $6.00 to $6.75                    73,000           1.1        6.10
                              -------------------------------------------------------------------
                                                             1,289,000                     $2.81
                              ===================================================================

8. STOCKHOLDERS' EQUITY       In April 2000, the Company's board of directors
   (DEFICIENCY):              authorized the Company to purchase up to
                              $1,000,000 worth of its common stock from time to time, as the Company deems appropriate, through open market purchases or in privately negotiated transactions. As of December 31, 2002, the Company had acquired 413,932 shares of common stock for an aggregate consideration of approximately $607,000.

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

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                        NOTE TO CONSOLIDATED FINANCIAL STATEMENT
--------------------------------------------------------------------------------

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


9. INCOME TAXES:              At December 31, 2002, the tax effects of loss
                              carryforwards and the valuation allowance that give rise to deferred tax assets are as follows:

                              Net operating losses                        $ 7,650,000
                              Less valuation allowance                     (7,650,000)
                              --------------------------------------------------------
                                 Deferred tax assets                      $     - 0 -
                              ========================================================


                              The provision (benefit) for income taxes differs from the amount computed using the federal statutory rate of 34% as a result of the following:

                              December 31,                                        2002     2001
                              -------------------------------------------------------------------
                              Federal statutory rate                                (34)%    (34)%
                              Increase in valuation allowance                        34       34
                              -------------------------------------------------------------------
                                                                                   - 0 -%   - 0 -%
                              ===================================================================

                              The Company had net operating loss carryforwards of approximately $22,500,000 at December 31, 2002, which expire through 2022. The tax benefit of these losses has been completely offset by a valuation allowance due to the uncertainty of its realization.

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                        NOTE TO CONSOLIDATED FINANCIAL STATEMENT
--------------------------------------------------------------------------------

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

                              Each share of Series C Preferred will
                              automatically convert into 150 shares of the Company's common stock after the transaction is approved by the Company's stockholders. In connection with the transaction, the Company will require stockholder approval for (i) the issuance of shares of common stock upon conversion of Series C Preferred, (ii) the change in control contemplated by the Provo transaction, (iii) an increase in authorized common stock to 75,000,000 shares, and (iv) a reverse split of all of the issued and outstanding shares of common stock. Upon such approval, Series C Preferred will convert into common stock representing approximately 66% of the combined Company. The Company issued 35,500 Series D Preferred shares ("Series D Preferred") to certain brokers, finders and certain of the Company's officers and directors in accordance with the terms of certain consulting agreements. Each share of Series D Preferred can be converted into 150 shares of the Company's common stock after the stockholder approval is obtained for (i) the issuance of the shares of common stock upon conversion of the Series D Preferred, (ii) an increase in the Company's authorized common stock to 75,000,000 and (iii) a reverse split of the common stock.

                              In the event the Company's stockholders do not approve the conversion of Series C Preferred into the Company's common stock, the Company will be obligated to pay $20,000,000 to the Series C Preferred stockholders.

                           FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                        NOTE TO CONSOLIDATED FINANCIAL STATEMENT
--------------------------------------------------------------------------------

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

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The registered trademark symbol shall be expressed as.................. 'r'
 The service mark symbol shall be expressed as.......................... 'sm'