Form 10QSB
period 2003-09-30
FRONTLINE COMMUNICATIONS CORP
filed 2003-11-14
CIK 1040850

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2003


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

Yes  X             No___
    ---


As of October 31, 2003 there were outstanding 12,117,480 shares of the Issuer's common stock, $ .01 par value.

                                      INDEX

                                                                                      Page
Part I   Financial Information

Item 1   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets                                          1

         Condensed Consolidated Statements of Operations                                2

         Condensed Consolidated Statements of Cash Flows                                3

         Notes to Condensed Consolidated Financial Statements                           4

Item 2   Management's Discussion and Analysis of Financial Condition And
         Results Of Operations                                                         12

Item 4   Controls and Procedures                                                       19

Part II  Other information                                                             20

         Signatures                                                                    22

FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

                                                                                              September 30,      December 31,
                                                                                                  2003               2002
                                                                                               ------------      ------------
                                                                                               (Unaudited)         (Audited)
ASSETS
Current:
   Cash and cash equivalents                                                                   $    161,534      $    208,502
   Accounts receivable:
     Trade, net of allowance for doubtful accounts                                                6,564,240           212,397
     Related parties                                                                                507,031
     Other                                                                                          173,526
                                                                                               ------------      ------------
Total accounts receivable                                                                         7,244,797           212,397

  Value-added tax recoverable                                                                       469,165
  Inventory                                                                                       1,347,725
  Prepaid expenses                                                                                  755,766            57,778
                                                                                               ------------      ------------
Total current assets                                                                              9,978,987           478,677

Property and equipment, net                                                                         506,258           671,013
Investment nonproductive properties                                                               1,955,012
Deferred income taxes                                                                               130,772
Costs in excess of net assets acquired, goodwill                                                  5,343,741
Other assets                                                                                        643,155           108,877
                                                                                               ------------      ------------
                                                                                               $ 18,557,925      $  1,258,567
                                                                                               ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term debt                                                           $  1,166,903      $    940,202
Payable under supplier credit facility                                                            3,692,944
Related parties                                                                                     711,256
Accounts payable and accrued expenses                                                             2,697,686         1,669,459
Income taxes payable                                                                                617,657
Deferred taxes                                                                                      375,897
Deferred revenue                                                                                    460,046           524,738
                                                                                               ------------      ------------
Total current liabilities                                                                         9,722,389         3,134,399

Long-term debt, less current maturities                                                           1,462,562           153,120
Payable under supplier  credit facility, less current maturities                                  2,416,216
                                                                                               ------------      ------------
Total long-term debt                                                                              3,878,778           153,120
                                                                                               ------------      ------------
Total liabilities                                                                                13,601,167         3,287,519
                                                                                               ------------      ------------

Minority Interest                                                                                    25,239

Stockholder's Equity (deficiency)
    Series B Preferred stock, $.01 par value, 2,000,000 shares authorized,
      issued and outstanding 496,445 shares. Liquidation preference $7,446,675                        4,964             4,964
   Series C Preferred stock, $.01 par value, issued and outstanding 220,000 shares
     and none, respectively. Liquidation preference $ 2,200                                           2,200
   Series D Preferred stock, $.01 par value, issued and outstanding 35,500 shares                       355
     and none, respectively. Liquidation preference $ 355
   Common Stock, $.01 par value, 25,000,000 shares authorized, 12,762,932 and
       9,940,424 issued, respectively, 12,117,480 and 9,294,972 outstanding, respectively           127,629            99,404
   Additional paid-in capital                                                                    44,063,895        36,204,292
   Accumulated deficit                                                                          (38,220,364)      (37,466,196)
    Unamortized deferred consulting costs                                                          (187,625)
   Accumulated other comprehensive gain                                                              11,881
   Treasury stock, at cost, 645,452 shares                                                         (871,416)         (871,416)
                                                                                               ------------      ------------
                            Total stockholders' equity (deficiency)                               4,931,519        (2,028,952)
                                                                                               ------------      ------------
                                                                                               $ 18,557,925      $  1,258,567
                                                                                               ============      ============

           See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                      For the three months ended      For the nine months ended
                                                                     September 30,   September 30,   September 30,  September 30,
                                                                        2003             2002            2003           2002
                                                                     ------------    ------------    ------------    ------------
Revenues                                                             $ 17,170,676    $  1,233,792    $ 38,808,789    $  3,873,022

Costs and expenses:
      Cost of revenues (excludes costs $42,064, $43,344, $127,697      16,024,334         618,920      35,645,638       1,948,780
        and $132,266,  included in depreciation and amortization)
      Selling, general and administrative                               1,322,511         608,246       3,494,743       1,907,825
          (excludes equity related noncash compensation of
            $51,445, $0, $51,445  and $0)
      Depreciation and amortization                                       147,477         186,144         443,608         573,863
      Noncash compensation                                                 51,445                          51,445
                                                                     ------------    ------------    ------------    ------------
                                                                       17,545,767       1,413,310      39,635,434       4,430,468
                                                                     ------------    ------------    ------------    ------------
Loss from operations                                                     (375,091)       (179,518)       (826,645)       (557,446)

Other income (expense):
   Interest income                                                             58           1,238          13,724           7,300
   Interest expense                                                      (175,550)        (26,439)       (391,369)        (70,159)
   Amortization of deferred financing costs and conversion benefit        (58,200)                       (247,613)
   Other income ( expense)                                                 15,432                         110,529          (3,214)
   Gain on assets transferred in settlement of supplier payables          721,010                         721,010
Net loss before income tax, minority interest
  and gain on debt settlement                                             127,659        (204,719)       (620,364)       (623,519)
                                                                     ------------    ------------    ------------    ------------

Gain on debt settlement                                                                                   449,850
                                                                     ------------    ------------    ------------    ------------
Income (loss)  before income taxes and minority interest                  127,659        (204,719)       (170,514)       (623,519)

Income tax expense                                                        288,189                         378,185

Minority interest                                                         (18,512)                        (17,932)
                                                                     ------------    ------------    ------------    ------------
Net  (loss)                                                              (142,018)       (204,719)       (530,767)       (623,519)
                                                                     ------------    ------------    ------------    ------------

Preferred dividends                                                        74,467          76,717         223,401         231,217

                                                                     ------------    ------------    ------------    ------------
Net loss available to common shareholders                            ($   216,485)   ($   281,436)   ($   754,168)   ($   854,736)
                                                                     ============    ============    ============    ============

Loss per common share-basic and diluted                              ($      0.02)   ($      0.03)   ($      0.07)   ($      0.09)
                                                                     ============    ============    ============    ============

Weighted average number of  common shares
   outstanding- basic and diluted                                      11,069,102       9,223,208      10,317,898       9,077,411
                                                                     ============    ============    ============    ============

See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                For the nine months ended
                                                               September 30,  September 30,
                                                                  2003            2002
                                                               -----------    -----------
Cash flow from operating activities:
   Net loss                                                    ($  530,767)   ($  623,519)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
     Minority interest                                             (17,932)
      Depreciation and amortization                                443,608        573,863
      Debt discount amortization                                    18,750          8,333
      Amortization of deferred financing cost                      247,613
      Gain on debt and supplier credit settlement                (1,170,860)
      Noncash compensation charge                                   51,445         58,500
      Deferred income taxes                                       (174,257)
      Loss on disposal of property and equipment                                    3,214
      Changes in operating assets and liabilities
         Accounts receivable                                     1,357,742         55,886
         Value-added tax recoverable                                81,300
         Inventory                                                 372,568
         Prepaid expenses and other                               (210,425)       (33,654)
         Other assets                                               15,929            757
         Accounts payable and accrued expenses                    (472,448)      (359,171)
         Deferred revenue                                          (64,692)       (38,008)
         Income taxes payable                                      434,507
                                                               -----------    -----------
Net cash  provided  by (used in) operating activities              382,081       (353,799)
                                                               -----------    -----------

Cash flows from investing activities:
   Acquisition of property and equipment                           (60,703)       (14,895)
    Proceeds from disposal of property and equipment                                5,000
    Acquisition of Provo, net of cash acquired $345,137           (154,863)
                                                               -----------    -----------
Net cash used in  investing activities                            (215,566)        (9,895)
                                                               -----------    -----------

Cash flows from financing activities:
   Principal payments on long-term debt                           (183,667)      (193,064)
   Proceeds from private sale of notes payable                     100,000        200,000
   Proceeds from private sale of common stock                      250,000
   Payments to acquire treasury stock                                              (6,764)
   Supplier credit facility                                       (532,284)
   Net proceeds from bridge loan                                   465,587
   Seller note settlement & repayment of bridge loan              (325,000)
                                                               -----------    -----------
Net cash provided by (used in)  financing activities              (225,364)           172
                                                               -----------    -----------

Effects of changes in foreign currency
    exchange rate changes on cash                                   11,881
                                                               -----------    -----------
Net decrease in cash and cash equivalents                          (46,968)      (363,522)
                                                               -----------    -----------

Cash and cash equivalents, beginning of period                     208,502        602,534

Cash and cash equivalents, end of period                       $   161,534    $   239,012
                                                               ===========    ===========

Supplemental information:
Approximate interest paid during the period                    $   361,000    $    49,000
                                                               ===========    ===========
Approximate dividends on Series B Preferred stock accrued      $   223,000    $   231,000
                                                               ===========    ===========
Approximate gain on assets transferred in settlement
    of supplier payable                                        $   721,000
                                                               ===========    ===========

See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2003

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

         Each share of Series C Preferred was to automatically convert into 150 shares of the Company's common stock upon approval of the conversion by the Company's shareholders (see Note B for the subsequent exchange of Series C Preferred into Series E convertible preferred stock). In the event that, the Company's shareholders do not approve conversion of Series C Preferred, the Company will be obligated to pay $20 million to the former stockholders of Provo. The Company has assessed the likelihood of it paying this amount as very improbable and has not given any effect to this amount in the accompanying financial statements or factored it in valuing the acquisition.

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

NOTE B- ACQUISITION

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

         In November 2003, the Company issued 220,000 shares of its Series E Convertible Preferred Stock ("Series E Preferred") to the former stockholders of Provo in exchange for their shares of Series C Preferred. The Series E Preferred is similar to the Series C Preferred except for the provision in Series E Preferred that precludes the holders from any conversion into the Company's common stock that will result in their ownership of greater than 49.5% of the Company's outstanding common stock.

         In the event the Company's shareholders do not approve the conversion of Series E Preferred into the Company's common stock on or prior to January 31, 2004, the compensation payable to the Sellers will be increased by $20 million, payable in the form of a Note (the "Acquisition Note"). The Acquisition Note is a $20 million principal amount promissory note issued to the Sellers in connection with the acquisition, which only becomes due and payable if the Series E Preferred is not converted into Frontline's common stock by January 31, 2004. The Acquisition Note is secured by substantially all of Frontline's assets including the shares of capital stock of Provo and its subsidiaries sold to Frontline.

         In connection with the acquisition, the Company issued 35,500 Series D Convertible Preferred Stock ("Series D Preferred"), including 27,500 shares to officers and employees and 8,000 shares to brokers and finders. Each share of Series D Preferred can be converted into 150 shares of the Company's common stock after shareholder approval is obtained for (i) the issuance of the shares of common stock upon conversion of the Series D Preferred, (ii) an increase in the Company's authorized common stock to 75,000,000 and (iii) a reverse split of the common stock.

         The purchase price for accounting purposes is established using the fair market value of 33,000,000 shares of the Company's common stock (to be issued upon conversion of 220,000 shares of Series C Preferred issued to the Sellers) valued at $0.204. This represents an eleven trading day average quoted market price of the Company's stock, which included the day the acquisition was signed and announced, five days prior to the announcement and five days following the announcement.

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
                                                                              ==========


         The fair values of Provo's assets and liabilities have been estimated, principally based on book values, for the purpose of allocating the purchase price of the acquisition. A summary of assets acquired, liabilities assumed and resulting goodwill is as follows:

     Fair value of Provo's assets                                $ 13,315,129
     Fair value of Provo's liabilities and minority interest      (11,208,507)
     Goodwill, costs in excess of net assets acquired               5,343,741
                                                                 ------------
     Total purchase price                                        $  7,450,363

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

Nine months ended September 30                     2003                2002
                                                   ----                ----
Revenues                                        $ 58,358,079       $ 79,218,001
Net loss                                            (706,975)          (768,453)
Net loss per share- basic and diluted           ($      0.07)      ($      0.09)


The weighted average number used to calculate the net loss per share excludes 33,000,000 shares of common stock to be issued upon conversion of 220,000 shares of Series C Preferred issued in connection with the Provo acquisition and 5,325,000 shares of common stock to be issued upon conversion of 35,500 shares of Series D Preferred issued to officers, employees, brokers and finders in connection with the Provo acquisition.

         In June 2003, the Company's Mexican subsidiary purchased the minority owners' shares in two of its subsidiaries for a nominal amount.

NOTE C- LOSS PER SHARE

         The Company follows SFAS No. 128, "Earning per Share", which provides for the calculation of "basic" and "diluted" earning per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted - average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur through the effect of common shares issuable upon exercise of stock options and warrants and convertible securities. Potential common shares have not been included in the computation of diluted loss since the effect would be antidilutive. At September 30, 2003, there were outstanding 3,292,200 options and warrants, preferred stock convertible into an aggregate of 40,012,913 shares of common stock and a promissory note convertible into 440,000 shares of common stock that could potentially dilute basic EPS in the future.

         If the shares of common stock to be issued upon conversion of Series C Preferred and Series D Preferred are included in the calculation of the weighted average number of shares, the net loss per common share for the three and nine months ended September 30, 2003 would have been $0.00 and $0.02, respectively.

NOTE D- ADOPTION OF NEW ACCOUNTING LITERATURE

         In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest in variable interest entities created after January 31, 2003 and to variable interest in variable interest entities obtained after January 31, 2003. The adoption of this Interpretation did not have a material effect on the Company's financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's results of operations.

NOTE E- STOCK OPTIONS

         Statement of Financial Accounting Standard No. 123 requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the stock options had been determined in accordance with the fair-value based method prescribed in SFAS No. 123. Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share would have increased to the pro forma amounts indicated below:

                                                    Three months ended        Nine months ended
                                              September 30, September 30, September 30, September 30,
                                                  2003          2002          2003         2002
                                               ----------    ----------    ----------    ----------
Net loss available to common shareholders:
     As reported                                 (216,485)     (281,436)     (754,168)     (854,736)
     Stock-based compensation using the fair
       value method                                             (55,991)                    (55,991)
                                               ----------    ----------    ----------    ----------
    Pro forma                                    (216,485)     (337,427)     (754,168)     (910,727)
                                               ----------    ----------    ----------    ----------

Net loss per share (basic and diluted)
     As reported                                    (0.02)        (0.03)        (0.07)        (0.09)
                                               ----------    ----------    ----------    ----------
     Pro forma                                      (0.02)        (0.04)        (0.07)        (0.10)
                                               ==========    ==========    ==========    ==========


NOTE F- DEBT

         In April 2003, the Company borrowed $550,000 from an unaffiliated entity (the "Lender") and issued a secured promissory note (the "Note") to the Lender. The Note bears interest at the rate of 14% per annum and is secured by substantially all of the Company's assets. Two officers have pledged shares of the Company's common stock owned by them to the Lender as additional collateral for this loan. In September 2003, the Company repaid $125,000due under the Note. The Note was payable on July 2, 2003 and by mutual agreement, the repayment date was extended to October 3, 2003. The Company is currently negotiating with the Lender to extend the repayment date. In connection with the financing, the Company issued 500,000 shares of common stock (fair market value of approximately $ 105,000) to the Lender as additional consideration. In addition, the Company incurred approximately $84,413 in related expenses. The aggregate amount of $189,413 was deferred as financing cost and was amortized over the initial term of the Note.

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

         In July 2003, the Company sold to Fusion Capital Fund II, LLC a convertible promissory note ("Note") in the principal amount of $110,000. The Note bears interest at 10% and is payable on December 31, 2005. Fusion Capital has the option to convert the principal amount of the Note into shares of the Company's common stock at a conversion price of $.25 per share. In connection with the sale, the Company issued to Fusion Capital warrants to acquire 220,000 shares of its common stock at an exercise price of $0.42. Based on the fair value of the Company's common stock and warrants at the date of issuance, approximately $110,000 was allocated as the value of the conversion feature. The amount attributable to the conversion feature is being charged to operations over the term of the note.

NOTE G- STOCKHOLDERS EQUITY.

         In April 2003, the Company issued 500,000 shares of its common stock in connection with a borrowing and issued 375,000 shares of common stock for a settlement of a debt (see Note F).

         In connection with the Provo acquisition, the Company issued 220,000 shares of Series C Preferred (see Note B for the exchange of Series C Preferred into Series E Preferred) to the Sellers and issued 35,500 Series D Preferred, including 27,500 shares to officers and employees and 8,000 shares to brokers and finders. Each share of both the classes of preferred shares automatically convert into 150 shares of the Company's common stock after the Company's shareholders approve the conversion. The par value and the liquidation preference of each share of Series C Preferred and Series D Preferred are $.01.

         In the accompanying consolidated financial statements the value of the outstanding Series C Preferred and Series D Preferred issued to brokers and finders is determined based on the Company's common share price of $0.204 per share (see Note B) and by applying the ratio in which Series C Preferred and Series D Preferred can be converted into shares of common stock. Accordingly, 220,000 outstanding shares of Series C are valued at $6,732,000 and the 8,000 shares of Series D Preferred are valued at $218,363.

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

         In July 2003, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, whereby, subject to the Company's receipt of necessary approvals and satisfaction of other applicable conditions, Fusion Capital has agreed to purchase up to $13 million of the Company's common stock over a 40-month period. In connection with the agreement the Company issued 500,000 shares of its common stock to Fusion Capital as a commitment fee. The commitment fee costs, based on the fair value of the shares issued, approximating $210,000 are deferred and included as other assets at September 30, 2003.

         In August 2003, the Company sold to an unaffiliated individual 333,333 shares of its common stock for $100,000. In addition, the Company issued the individual warrants to acquire 150,000 shares of its common stock at an exercise price of $0.40.

         In September 2003, the Company sold to an unaffiliated entity 500,000 shares of its common stock for $150,000. In additional the Company issued the entity warrants to acquire 150,000 shares of its common stock at an exercise price of $.40.

         During the three months ended September 30, 2003, the Company entered into consulting agreements with four consultants and issued them an aggregate of 614,175 shares of common stock and warrants to 150,000 shares of its common stock. Based on the fair value of the common shares and warrants (using the Black Scholes option-pricing model), the aggregate consulting costs approximated $239,000 and is being charged to operations over the term of the respective consulting agreements. The unamortized balance of the consulting costs at September 30, 2003 was $187,625.

NOTE H- SEGMENT INFORMATION

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

         Segment information for the three and nine months ended September 30 is as follows:

                                                 Three months ended                 Nine months ended
                                                    September 30,                      September 30,
                                               2003              2002              2003               2002
                                           ------------      ------------      ------------      ------------
Revenues:
  Internet business                        $    998,722      $  1,233,972      $  3,052,067      $  3,873,022
  Sale and distribution of phone cards       16,171,954                          35,756,722
                                           ------------      ------------      ------------      ------------
           Consolidated                    $ 17,170,676      $  1,233,972      $ 38,808,789      $  3,873,022
                                           ------------      ------------      ------------      ------------

Operating loss:
   Internet business                       ($   266,305)     ($   179,518)     ($   725,058)     ($   557,446)
  Sale and distribution of phone cards         (108,786)                           (101,587)
                                           ------------      ------------      ------------      ------------
           Consolidated                    ($   375,091)     ($   179,518)     ($   826,645)     ($   557,446)
                                           ------------      ------------      ------------      ------------

For the three and nine months ended September 30, 2003 the Internet business includes approximately $243,000 and $453,000, respectively, of common corporate expenses.

NOTE I- FOREIGN CURRENCY TRANSLATION

         The Company has determined that for its subsidiary's operations in Mexico, the Mexican peso is the functional currency. Assets and liabilities denominated in the Mexican peso are translated into U.S dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the reported period. The net exchange difference resulting from these translations are recorded as a separate component of the stockholders' equity as accumulated other comprehensive income, which is excluded from net income. For the three months ended September 30, 2003, the Company recorded a translation loss of $46,967 to its stockholders equity as accumulated other comprehensive income. For the nine months ended September 30, 2003, the Company recorded a translation gain of $11,881 to its stockholders equity as accumulated other comprehensive income.

NOTE J- TRANSACTIONS WITH RELATED PARTIES

         The Company's Mexican subsidiary subcontracts personnel services from an entity affiliated with one of the directors of the Company. During the nine months ended September 30, 2003, the subsidiary paid approximately $940,000 for such services. The Company believes that the terms it obtained from the affiliated entity was no less favorable than what it would have obtained form an unaffiliated party. In addition, during the nine months ended September 30, 2003, the Mexican subsidiary sold prepaid cards to entities affiliated with one of the directors of the Company in the aggregate amount of approximately $234,000 under normal trade terms.

NOTE K -GAIN ON ASSETS TRANSFERRED IN SETTLEMENT OF SUPPLIER PAYABLES

         In March 2003, the Company's Mexican subsidiary, Provo, entered into a settlement agreement with Telmex and transferred to Telmex its office building in Mexico and certain non-revenue generating real estate properties for an aggregate consideration of approximately $4.5 million. In September 2003, Provo and Telmex entered into an amendment to the settlement agreement, whereby Telmex agreed to increase the value assigned to certain of the properties previously transferred by Provo and reduce Provo's indebtedness by $721,000. The gain resulting from the reduction of indebtedness has been recorded during the three months ended September 30, 2003.

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

         Provo purchases prepaid cards at a discount from the face value of the card, and resells them to retailers or distributors at a slightly lower discount. The difference between the two discount rates, typically from 1% to 7%, represents the gross margin Provo retains. Cash (C.O.D) purchases result in a higher discount to Provo compared to purchases on credit terms from Telmex or Telcel. In addition, the discount obtained by Provo varies by the type of card, face value of the card and volume levels met. Similarly, the discount offered by Provo to retailers or distributors varies by the type of card, face value of the card and volume levels of the retailer or distributor. Accordingly, the gross margin attained by Provo in any period is impacted by several factors. In addition, Telmex and Telcel provide Provo additional discount and rebates based on certain special programs. Provo's management tries to optimize the gross margins earned by balancing volume levels with its working capital availability, and from time to time has scaled back volume levels due to working capital constraints.

RESTRUCTURING PROGRAM

         In October 2000, we initiated a restructuring program designed, among other things, to reduce our operating losses. The program consisted of reductions of personnel and marketing and promotional expenses, consolidation of certain operations, exit from certain marginal product lines not related to our core business and closure of regional offices. The restructuring program was substantially completed by December 31, 2002.

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

RESULTS OF OPERATIONS

Comparison of three and nine months ended September 30, 2003 and 2002:

Revenues. Our revenues increased for the three and nine months ended September 30, 2003 by $15,936,884 or 1,291.7%, and by $34,935,767 or 902.0%, respectively over the same periods of the prior year. The increases in revenues were due to the Provo acquisition. Excluding the acquisition, revenues decreased for the three and nine months by $235,070 or 19.1% and by $820,955 or 21.2%, respectively over the same periods of the prior year. The decrease in revenues was in part due to customer attrition and due to the reduced amount of website development work we performed in 2003. We anticipate that our revenues for the rest of 2003 will increase due to the Provo acquisition.

Cost of Revenues. For the three months ended September 30, 2003, our cost of revenues increased by $15,405,414 to $16,024,334. For the nine months ended September 30, 2003, our cost of revenues increased by $33,696,858 to $35,645,638. The increase in cost of revenues was due to the Provo acquisition. Cost of revenues as a percentage of revenues for the three months and nine months ended September 30, 2003 were 93.3% and 91.9%, respectively, compared to 50.2% and 50.3%, respectively, in 2002. In percentage terms of revenues, cost of Provo's products are generally higher than ours, and with a greater mix of Provo's share in our consolidated revenues, cost of revenue as a percentage of revenues is expected to increase. Excluding Provo's operations, our cost of revenues as a percentage of revenues for the three and nine months ended September 30, 2003 were 44.8% and 46.7%, respectively, compared to 50.2% and 50.3%, respectively in 2002. The decrease in cost of revenues as a percentage of revenues, excluding Provo's operations, was due to cost reductions realized through our continued focus on network cost reductions. We anticipate that our cost of revenues in absolute dollars for the rest of 2003 will increase due to the Provo acquisition.

Selling, General and Administrative. For the three months ended September 30, 2003, selling, general and administrative expenses increased by $714,265 compared to the same period of the prior year; as a percentage of revenues, selling, general and administrative expenses decreased from 49.3% in 2002 to 7.7% in 2003. For the nine months ended September 30, 2003, selling, general and administrative expenses increased by $1,586,918 compared to the same period of the prior year; as a percentage of revenues, selling, general and administrative expenses decreased from 49.3% in 2002 to 9.0% in 2003. The absolute dollar increase in selling, general and administrative expenses was principally due to the Provo acquisition. In terms of percentage of revenues, Provo has a lower selling, general and administrative expenses structure than ours, and with a greater mix of Provo's share in our consolidated revenues, selling, general and administrative expenses as a percentage of revenues are expected to decrease.

Depreciation and Amortization. For the three months ended September 30, 2003, depreciation and amortization decreased by $38,667 to $147,477. For the nine months ended September 30, 2003, depreciation and amortization decreased by $130,255 to $443,608. Depreciation and amortization decreased as many of our long-lived assets are fully depreciated or amortized over their estimated useful lives.

Interest Expense. Interest expense for three months ended September 30, 2003 was $175,550 compared to an interest expense of $26,439 during the comparable period in 2002. Interest expense for the nine months ended September 30, 2003 was $391,369 compared to an interest expense of $70,159 during the comparable period in 2002. Interest expense for the three and nine months ended September 30, 2003 increased compared to the same periods of the prior year principally due to the increased debt level that resulted from the Provo acquisition.

Income Taxes. Represent Provo's tax expense, as determined in accordance with Mexico's income tax laws. The effective tax rate was higher than the statutory rate of 34% due to certain non-deductible expenses and due to certain revised estimates on deferred taxes. In addition, presently Provo is unable to file its Mexican tax returns on a consolidated basis and avail the tax benefit of offsetting losses of some of its subsidiaries.

Net loss. As a result of the foregoing and after recognizing $721,010 gain on assets transferred in settlement of supplier payables, for the three months ended September 30, 2003, net loss decreased by $62,701 to $142,018 compared to a net loss of $204,719 for the corresponding period in 2002. For the nine months ended September 30, 2003, net loss decreased by $92,752 to $530,767 compared to a net loss of $623,519 in the comparable period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital at September 30, 2003 was $ 256,598 compared with a working capital deficiency of $ 2,655,722 at December 31, 2002. The increase in working capital was primarily due to approximately $3.6 million of additional working capital that resulted from the Provo acquisition.

         Our primary capital requirements are to fund Provo's working capital. To date, we have financed our capital requirements primarily through issuance of debt and equity securities. The availability of capital resources is dependent upon many factors, including, but not limited to, prevailing market conditions, interest rates, and our financial condition.

         In 2003, we borrowed $550,000 as a bridge loan, raised $250,000 through private sale of our common stock, and sold a convertible promissory note in the principal amount of $110,000.

         At September 30, 2003, Provo had aggregate borrowings of $ 1,812,009 under four lines of credit with two banks. The lines are secured by real estate owned by family members of Provo's former majority stockholders. At September 30, 2003, the current interest rates on the lines range between 8.8% and 9.3%. The lines expire at various dates between July 2004 and September of 2005 and one line requires a monthly payment of approximately $14,000 in 2003.

         Historically, Provo relied on Telmex to finance its inventory purchases with a line of credit. In March of 2003, Provo restructured its credit line with Telmex. At September 30, 2003, we owe Telmex approximately $6.1 million. Of the balance, approximately $ 2.9 million is payable on November 10, 2003 and the balance of $3.2 million will be payable in 54 monthly installments commencing in July of 2003. However no monthly payments have been made to date. We are currently in negotiation with Telmex to extend the November repayment date and reschedule the repayment terms of the entire line of credit. If we are unable to renegotiate the term of our debt to Telmex, Telmex may cease to provide us with products, may refuse to do business with us or may otherwise attempt to collect the debt. Should Telmex take any such action, our operations would be adversely affected.

         In April 2003, we borrowed as a bridge loan $550,000 from an unaffiliated entity (the "Lender") and issued a secured promissory note (the "Note") to the Lender. The Note bears interest at the rate of 14% per annum and is secured by substantially all of our assets. Two officers have pledged shares of the our common stock owned by them to the Lender as additional collateral. In September 2003, we repaid $125,000 due under the Note. The Note was payable on July 2, 2003 and by mutual agreement, the repayment date was extended to October 3, 2003. We are presently attempting to negotiate a further extension with the Lender.

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

       We believe that our acquisition of Provo will improve our financial situation in two ways. Our annual expense related to our status as a public reporting company total approximately $350,000. With our acquisition of Provo, these costs will be spread over a considerably larger revenue base, and Provo, as a profitable stand alone entity, will help to offset these costs. In addition, Provo will be able to increase its revenue in the near term if additional working capital is available for inventory procurement. We also anticipate that our status as a combined entity will enhance our ability to secure additional debt and/or equity financing so that we may satisfy our short-term debt obligations and fund the launch of new product lines, such as the Provo payroll card, thereby increasing the combined company's revenue both in the U.S. and Mexico.

       We currently plan to continue both Frontline and Provo operations, and hope to grow our long distance voice, dedicated Internet bandwidth and website development product lines. Our board of directors is currently evaluating the possibility of divesting one or more of its low profit margin product lines in order to raise cash. Based on current plans, management anticipates that the cash on hand and cash flow from operations will satisfy our capital requirements through at least the end of 2003. However, the agreement with Telmex requires Provo to repay Telmex $3.8 million in November 2003. In addition, we were required to repay $425,000 due under a bridge financing to IIG Equity Opportunities Fund, Ltd. on October 3, 2003.

       We are presently attempting to negotiate a further extension with the noteholder and Telmex. We currently lack the funds to pay these obligations when they become due. Therefore, in order to satisfy our debt obligations, we are currently pursuing additional sources of financing, including potential sources for debt and equity financing (or a combination of the two), and are exploring the possibility of selling some of our assets so that we will have sufficient funds to pay our debts as they become due. There can be no assurance, however, that such financing will be available on terms that are acceptable to us, or on any terms.

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

We recognize prepaid phone cards revenues in accordance with generally accepted accounting principles as outlined in SAB No. 101, which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) product delivery, including customer acceptance, has occurred; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. We believe that our revenue recognition policy is critical because revenue is a very significant component of our results of operations. Decisions relative to criteria (4) regarding collectibility are based upon management's judgments and should conditions change in the future and cause management to determine these criteria are not met; our recognized results may be affected.

ACCOUNTS RECEIVABLE. Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. We estimate doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay, and current economic trends. We write off accounts receivable against the allowance when a balance is determined to be uncollectible.

With respect to the prepaid phone cards business, we perform ongoing credit evaluations of our customers and adjust credit limits based upon our customers' payment history and current credit worthiness, as determined by a review of their current credit information. We continuously monitor collections and an allowance for estimated credit losses is maintained based upon our historical experience and any specific customer issues that have been identified. While such credit losses have historically been within management's expectation and the allowances that have been established, there cannot be any guarantee that the credit loss rates will not change in the future. In this line of business, we have a limited number of customers with individually large amounts due at any balance sheet date. Any unanticipated change in one of those customer's credit position could have a material effect on our results of operations in the period in which such changes or events occur.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2003, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

                                     PART II
                                OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

                  Recent Sales of Unregistered Securities

                  During the three months ended September 30, 2003,

                  In July 2003, the Company issued 300,000 shares of common stock to Investor Relations Group, Inc. in exchange for services to be rendered pursuant to a consulting agreement.

                  In July 2003, the Company issued 120,000 shares of common stock to Fusion Capital Fund II, LLC in exchange for services to be rendered pursuant to a consulting agreement.

                  In July 2003, the Company issued 500,000 shares of common stock to Fusion Capital Fund II, LLC as commitment fees pursuant to a common stock purchase agreement.

                  In July 2003, the Company issued a convertible promissory note and warrants to purchase 220,000 shares of common stock to Fusion Capital II, LLC for an aggregate consideration of $110,000. Fusion Capital has the option to convert the principal amount of the Note into shares of the Company's common stock at a conversion price of $0.25.

                  In July 2003, the Company issued 194,175 shares of its common stock to The Research Works, Inc. in exchange for services to be rendered pursuant to a consulting agreement.

                  In August 2003, the Company issued to an unaffiliated individual 333,333 shares of its common stock and warrants to acquire 150,000 shares of its common stock for an aggregate consideration of $100,000.

                  In September 2003, the Company issued to an unaffiliated entity 500,000 shares of its common stock and warrants to acquire 150,000 shares of its common stock for $150,000.

                  In September 2003, the Company issued warrants to acquire 150,000 shares of its common stock to Stern & Co in exchange for services to be rendered pursuant to a consulting agreement.

                  The foregoing shares were issued pursuant to exemptions from registration under Sections 3(a)(9) and 4(2) of the Securities Act of 1933.

Item 6.           Exhibits and Reports on Form 8-K

                  a)  Exhibits:

                           10.1 Common Stock Purchase Agreement dated July 7, 2003 by and between the Company and Fusion Capital Fund II, LLC. Incorporated by reference to Annexure H to the Company's definitive proxy on Schedule 14A filed with SEC the SEC on November 13, 2003.

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

                      During the three months ended September 30, 2003, a current report on Form 8-K was filed under Item 9 to comply with regulation FD.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2003


                                       Frontline Communications Corporation

                                 By:   /s/ Stephen J. Cole-Hatchard
                                       ------------------------------------
                                       Stephen J. Cole-Hatchard
                                       Chief Executive Officer

                                 By:   /s/Vasan Thatham
                                       ------------------------------------
                                       Vasan Thatham
                                       Principal Financial Officer and Vice
                                       President