Form 10KSB
period 2003-12-31
PROVO INTERNATIONAL  INC
filed 2004-04-30
CIK 1040850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                   For the fiscal year ended December 31, 2003

                                       OR

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

             For the transition period from _________ to ___________

                        Commission File Number 001-15673

                            PROVO INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                              13-3950283
  ----------------------------                                ----------------
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

One Blue Hill Plaza, P.O. Box 1548, Pearl River, New York           10965
---------------------------------------------------------           -----
        (Address of principal executive offices)                  (Zip Code)

                                 (845) 623-8553
                -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

    Title of each class              Name of each exchange on which registered
Common Stock, $.01 par value                American Stock Exchange

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 2003 were 58,287,790.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 2, 2004 was $7,038,080. As of April 2, 2004, there were 39,082,779 shares of the issuer's Common Stock outstanding.

                      Documents Incorporated by Reference:

                                      None.

                                     PART I

Item 1. Description of Business.

The Company

     We are a Delaware corporation. Our principal executive offices are located at One Blue Hill Plaza, 7th Floor, Pearl River, New York 10965. Our telephone number is (845) 623-8553. The address of our website is http://www.provointernational.com.

     We were formed during February 1997 as a Delaware corporation under the name "Easy Street Online, Inc." We changed our name to "Frontline Communications Corporation" in July 1997. On April 3, 2003, we acquired Proyecciones y Ventas Organizadas, S.A. de C.V. ("Provo Mexico") and in December 2003 we changed our name to "Provo International Inc."

     Prior to acquiring Provo Mexico, during 2003 and during 2002 our revenues were primarily derived from providing Internet access services in the form of dial-up access, dedicated leased lines and digital subscriber line (DSL) access to individuals and businesses. The balance of our revenues during those periods were derived from website design, development and hosting services.

     We are now organized into three distinct divisions. Provo International is responsible for overseeing mergers, acquisitions, financing transactions and regulatory compliance activities. Provo US, a division of Provo International, is responsible for the continued management of the Internet service business, which was our core business prior to our acquisition of Provo Mexico. Provo Mexico, a wholly-owned subsidiary of Provo International, continues to distribute prepaid calling cards and cellular phone airtime in Mexico.

Recent Developments

     On April 3, 2003, we acquired Provo Mexico for consideration consisting of the following:

          220,000 shares of our Series C convertible preferred stock, which was to be convertible into shares of our common stock subject to the approval of our stockholders; and

          a $20,000,000 secured note, which was to be payable only if our stockholders failed to timely approve the proposed issuance of common stock upon conversion of the Series C convertible preferred stock.

     In connection with our acquisition of Provo Mexico, we also issued 35,500 shares of our Series D convertible preferred stock to certain of our executive officers and directors, certain Provo employees and other third parties, which also was to be convertible into shares of our common stock subject to the approval of our stockholders.

     On November 5, 2003, we issued 220,000 shares of our Series E convertible preferred stock in exchange for all 220,000 outstanding shares of our Series C convertible preferred stock. The terms of the Series E convertible preferred stock were substantially the same as those of the Series C convertible preferred stock except that, in order to satisfy certain requirements of the American Stock Exchange pertaining to the continued listing of our securities, no share of Series E convertible preferred stock will be issuable to the two former Provo stockholders and any entity controlled by them if as a result of such conversion the shares of common stock held by them and their affiliates would exceed 49.5% of the outstanding common stock after giving effect to such conversion.

     On December 12, 2003 we held a meeting of our stockholders to consider and vote upon the issuance of shares of our common stock upon conversion of our Series E convertible preferred stock and our Series D convertible preferred stock, and certain other matters including the following:

          a two-for-three reverse split of our common stock;

          an increase in the number of our authorized shares of common stock from 25,000,000 shares to 100,000,000 shares; and

          the mandatory conversion of all of our Series B convertible redeemable preferred stock into shares of our common stock upon the election of the holders of a majority thereof.

     As a result of the vote of our stockholders on December 12, 2003:

          133,445 of the 220,000 outstanding shares of Series E convertible preferred stock were converted into 13,344,500 shares of common stock (and the remaining 86,555 shares of Series E convertible preferred stock remain outstanding);

          all 35,500 outstanding shares of Series D convertible preferred stock were converted into 3,550,000 shares of common stock;

          the two-for-three reverse stock split was approved, and became effective as of January 30, 2004;

          our authorized shares of common stock were increased from 25,000,000 shares to 100,000,000 shares;

          all 496,445 outstanding shares of Series B convertible redeemable preferred stock were converted into 1,985,780 shares of common stock (after giving effect to the reverse stock split); and

          the $20,000,000 secured note issued to the former stockholders of Provo Mexico was canceled.

     All data relating to the number of shares and per share amounts presented in this report have been retroactively adjusted in order to reflect the reverse split.

     On April 7, 2004, Provo Mexico entered into a settlement agreement with its major supplier, Telmex, whereby Provo Mexico transferred eight non-revenue generating real estate properties and certain vehicles carried at book at $1,985,512 to Telmex in full satisfaction and release of the $6,940,363 credit balance to Telmex. The Telmex settlement agreement also provides that Provo Mexico will have a term of 45 days to close its distribution of Telmex prepaid calling cards. During this 45-day term, Provo Mexico may not purchase Telmex issued cards in excess of $750,000 per week. All purchases of Telmex cards must be paid in cash. At the end of the 45-day term, each of Telmex and Provo Mexico granted each other and their respective officers, directors, shareholders and affiliates a full release for any prior obligations and or transactions between the parties.

     The settlement agreement also provides that for a period of fifteen years from the date of the agreement, each of Provo Mexico, certain of its subsidiaries, our Chairman, Ventura Martinez del Rio, Sr. and our director, Ventura Martinez del Rio, Jr. may not participate as officers or directors of any companies whose prime objective is the wholesale distribution of Telmex issued prepaid calling cards.

Description of the Provo US Division

     General

     Our Provo US division is a regional Internet service provider (ISP) providing Internet access, web hosting, website design, and related services to residential and small business customers throughout the Northeast United States and, through a network partnership agreement, Internet access to customers nationwide.

     Primarily through 18 acquisitions, the Provo US division grew its monthly revenue from $30,000 as of October 1998 to approximately $325,000 as of December 31, 2003.

During that same period, the division expanded its owned Internet access geographic footprint from the New York/New Jersey metropolitan area, to a region that now includes Delaware, Eastern Pennsylvania and Northern Virginia. At December 31, 2003, the Provo US division owned and operated 12 points-of-presence (POPs) which, when combined with 1,100 POPs licensed from third parties, provide us with the capability to serve over 75% of the U.S. population.

     During 2002 and 2003, the Provo US division concentrated its efforts and resources primarily on restructuring its operations to reduce costs, increase operating efficiency and improve customer service. As a result of the restructuring, the US division reduced its staff from approximately 70 employees at March 2001 to 28 as of December 1, 2003, and closed two regional offices, consolidating those functions into its Pearl River, New York headquarters.

     The Provo US division also streamlined its product offerings, eliminating certain low margin products and services. We also standardized our product pricing, and raised the monthly rates to most of our dial-up access customers to between $17.95 and $19.95 per month, depending on the term of service purchased.

     Internet Products and Services

     The products and services of our Provo US division are focused around three key Internet business areas - access, presence, and development.

Internet Access Products

     o Dial-Up Accounts: Provo US offers residential and business dial-up and ISDN Internet access on a national basis. Customers may order these products on our websites or by calling our 800 number. Utilizing our branded software, available via CD or downloadable from our website, customers can quickly order and activate a new account, billable to the client's credit card. The standard dial-up product provides clients two Internet e-mail addresses, a customizable homepage,access to our Customer Service telephone support center, and the latest access tools including browsers from Netscape and Microsoft.

     o DSL: Provo US is a reseller of Digital Subscriber Line high-speed Internet access services for DSL.net, Inc., and Covad Communications Company. We offer Digital Subscriber Line, ISDN Digital Subscriber Line, Asymmetric Digital Subscriber Line and Symmetric Digital Subscriber Line services in the Mid-Atlantic and Northeast United States. These products provide our residential and business customers with high-speed dedicated Internet connectivity at an affordable cost.

     o Dedicated Access: Provo US offers high-speed, high-bandwidth dedicated leased lines to customers, principally for business users who require high-speed internet connectivity 24 hours a day, seven days a week.

Internet Presence Products

     o Virtual Website hosting: Provo US offers virtual website hosting services to residential and small business customers who require 24 hour presence on the Internet. By renting space on our Internet servers, customers avoid costly hardware investment, maintenance, and other costs associated with operating their own servers. Marketed partly under our brand name FrontHost'sm', the Company's hosting services include domain name registration, e-mail addresses, file upload and download capability and statistical logs.

     o Dedicated Hosting: Provo US offers website hosting and maintenance services to clients wishing to rent secure web-servers. In addition, Provo US offers co-location services to those customers preferring to install their own equipment at our facilities and connect their systems directly to the Internet.

     o FrontHost'sm': Provo US's do-it-yourself web hosting service, which includes the "Website Wizard" products, assists customers in developing and hosting their own Websites and e-commerce 'stores' by using our FrontHost'sm' user-friendly tools. The product line is simple, self service, and economical.

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

     Payroll Card Products

     Provo US recently announced the launch of its Provo Paycard'TM' product. The Provo Paycard is a payroll debit card that offers a simple and inexpensive way for unbanked employees to receive their pay via Direct Deposit, rather than incurring the expense and inconvenience of check cashing. With Provo's Paycard, cardholders can access their pay at practically any ATM machine and purchase goods and services at millions of store locations.

     Provo US plans to market the product to payroll companies and employers of Spanish speaking workers in the U.S. who do not have established relationships with banks, currently estimated at approximately 12 million U.S. households.
We did not realize any revenue from the sale of this product in 2003.


     Marketing and Sales

     Provo US currently handles sales and marketing utilizing in-house staff, including its customer service and technical groups. Provo US markets and sells its products through direct sales efforts, and a network of external, commissioned resellers we refer to as "Value Added Resellers" (VARs).

     Marketing activities focus primarily on regional efforts such as radio, trade and local business print media, as well as local event marketing in each of the different areas in which we have a physical presence, which includes the East coast from Virginia through the New York metropolitan area.

     POPS and Network infrastructure

     Provo US's Internet access network is comprised primarily of a Company-managed network and third-party POPs provided primarily through an agreement with Megapop, Inc. The Company believes that this combination of owned and leased access enables Provo US to most economically provide Internet access services to its customers on a national level while leveraging the competitive advantages associated with the Company's own, uniquely-located, POPs.

     Broadband access to the Internet for Provo US-managed POPs is provided through high speed T1, T3, or Ethernet connections supplied under contracts with national broadband suppliers such as Verio, Inc. and by certain regional broadband suppliers such as Focal, Inc., and Global NAPS, Inc. DSL access is similarly provided through direct connections or reseller agreements with Covad Communications Company and DSL.net, Inc.

     Network and service delivery stability is provided through the use of redundant computing and server facilities located at our larger owned POPs. We have duplicate bandwidth access at each of our major locations. We have installed backup power supply, remote alarm, computer virus protection, and monitoring software throughout our network, which is monitored 24 hours a day, 7 days-a-week.

     Customer and Product Support Services

     We believe that reliable customer and product support is critical to retaining existing subscribers and in attracting new customers. Provo US provides the following Customer and Product support services:

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

     Competition

     Our competitors for Internet access services in the United States include international and national telecommunications providers, such as America Online, Time Warner Cable, Verizon, Earthlink, United Online (NetZero and Juno brands) and Covad Communications, as well as regional Internet service providers, such as Best Web Corporation, Fastnet Inc. and LogicalNet Corporation. Our national competitors have significantly greater financial, technical, marketing and other resources than we do, and our share of the market compared to theirs is too small to quantify. We believe that our market share in the region in which we operate is less than 1%. Many of our current and future competitors possess a wide range of products and collective new product development capabilities that exceed ours. For example, some of our competitors, such as Time Warner Cable, offer access to the Internet via cable modem. We do not possess the technical capability to offer such a service.

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

     Internet Service Provider Regulation

     We believe that under United States law, the Internet-related services that we provide constitute information services, rather than telecommunications services. As such, our services are generally not regulated by the U.S. Federal Communications Commission or state agencies responsible for regulating telecommunications carriers.

     However, changes in the regulatory environment relating to the Internet connectivity market, including regulatory changes which directly or indirectly affect telecommunications costs or increase the likelihood or scope of competition from the regional Bell operating companies or other telecommunications carriers, could affect the prices at which we may sell our services and impact competition in our industry. Congress and the Federal Communications Commission will likely continue to explore the potential regulation of the Internet. For instance, the Federal Communications Commission may subject certain services offered by ISPs to regulation as "telecommunications service", which could result in us being subject to universal service fees, access charge fees, regulatory fees and other fees imposed on regulated telecommunications providers, which could cause our costs of doing business to increase substantially.

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

     Employees

     We currently employ 28 full-time individuals in our Provo US division, 24 of whom are located at our Pearl River, New York headquarters. The remaining employees are located at the Babylon, New York facility.

     Trademarks and Service Marks

     We have been granted Federal Trademark Registrations for the following trademarks: Frontline Communications Corp., Frontline.net and Frontline.net Effortless E-Commerce and Internet Access (name and two logos). All other trademarks and service marks used in this report are the property of their respective owners.

Description of Provo Mexico

     General

     Provo Mexico was formed in October 1995 by Ventura Martinez Del Rio, Sr., as a private company headquartered in Mexico City. Provo Mexico was formed to distribute prepaid (Ladatel) public telephone cards for Telefonos de Mexico, S.A. ("Telmex"), which were introduced in 1995. Telmex is the dominant telecommunications provider in Mexico. Provo Mexico also distributes Multifon prepaid landline telephone time provided by Telmex and prepaid Digital PCS cellular airtime provided by Radiomovil Dipsa, S.A. de C.V. ("Telcel"). Telcel is the dominant provider of cellular airtime in Mexico.

     Provo Mexico's sales of prepaid calling time were approximately $74,000,000 in 2003. In the fourth quarter of 2003, sales of Telcel exceeded sales of Ladatel, as Ladatel sales declined. Currently, Telcel airtime sales represent about 60% of Provo Mexico's total annual sales, up significantly from 10% in 2000. As part of Provo Mexico's settlement agreement with Telmex, it has agreed to cease wholesale distribution of Telmex's prepaid calling cards by the end of May, 2004. (See Item 3. Legal Proceedings - Telmex Settlement). The settlement agreement does not prevent Provo Mexico from continuing to sell Telcel airtime, which is expected to represent a majority of Provo Mexico's sales in 2004.

     Provo Mexico's principal office is located at Alvaro Obregon No. 121, Penthouse, Mexico City, Mexico, and its telephone number is 011 52 55 5525-2025.

     Products

     The purpose of the services that Provo Mexico currently resells in Mexico is to allow individuals who either do not own a land line phone or cell phone or are not able to enter into continuous service contracts for these services, to make calls on an as-needed basis, in a convenient and affordable manner.

     Telmex calling time is offered via Ladatel cards in increments of 30, 50 and 100 pesos. Calling time is stored in a simple, single-purpose smart chip and "burns off" as it is used. Mechanisms housed within public telephones charge used calling time against the electronic balance stored in the card until no calling time remains. At this point, a new card must be purchased. Prior to the advent of these calling cards in 1995 in Mexico, public phones were coin-based. Such coin-based phones often broke down or were the subject of significant theft problems. The prepaid card program implemented by Telmex largely has remedied these problems.

     Prepaid Multifon calling time is offered via personal identification number
(PIN)-based access. Multifon time is sold to groups of residents who share a common phone in a building such as an apartment building.

     Telcel calling time is also offered via PIN-based access. Telcel calling time is sold in increments of 100, 200 or 500 pesos. Users must own or share a cellular phone to use this service. A PIN must be entered prior to making the first call. A central switch maintained by Telcel tracks remaining calling time. Users must repurchase a new block of time with a new PIN every time they exhaust their prepaid cellular calling time.

     The Telcel product is gaining increasing popularity in Mexico as cellular phones are becoming an increasingly preferred method of communication. A significant portion of the Mexican population has opted to use their cell phone as their primary device for voice communication. By utilizing pre-paid cellular calling cards such as the product offered by Telcel, cell phone users can pay for their calling time, in advance, with cash, without the need for a monthly service contract.

     As part of Provo Mexico's settlement agreement with Telmex, it has agreed to cease wholesale distribution of Ladatel and Multifon time by the end of May 2004. (See Item 3. Legal Proceedings - Telmex Settlement). Provo Mexico plans to focus its sales and marketing efforts on the Telcel product, and plans to introduce new products into its distribution network in an attempt to compensate for the loss of the Ladatel and Multifon products.

     Description of Commissions

     Provo Mexico has relied on Telmex to finance much of its sales growth over the past eight years through its provision of a credit line to Provo. Telmex requires all of its distributors to pay for all resold calling time using cash or their credit line with Telmex when it is ordered. Various surplus real estate properties owned by Provo Mexico, its affiliates and its business partners have been pledged to guarantee Provo Mexico's credit lines with Telmex.

     The average discount Provo Mexico receives related to purchases of minutes from Telmex using credit is approximately 10.8% (credit-based discounts for 30-, 50- and 100-peso cards range from 10.0% to 12.0%). This compares to an average discount rate of approximately 13.8% related to purchases of minutes paid for entirely with cash (cash-based discounts for 30-, 50- and 100-pesos cards range from 13.0% to 15.2%). Starting on March 10, 2003, Provo Mexico stopped purchasing calling cards using its credit lines with Telmex. All of Provo Mexico's calling card purchases from Telmex are currently made in cash.

     Provo Mexico allows its external agent, distributor and point of sale partners to retain combined commissions or discounts that typically range from 8% to 9%. Provo Mexico pays its internal sales team members commissions of 3% to 5%. Its distributor network is responsible for collecting approximately 50% of card sale proceeds and remitting the proper net proceed amounts to Provo Mexico within 21 days of taking delivery of new cards. The other half of Provo Mexico's sales are collected directly by Provo Mexico or remitted to Provo Mexico via daily deposits by Provo Mexico's agents to company-owned bank accounts. Provo Mexico has established strict remittance rules to ensure that the distributors to whom it extends credit will pay all amounts owed to Provo Mexico on a timely basis.

     Provo Mexico's distribution network currently includes several large retail chains, including Wal-Mart, Carrefour and Office Max. In addition, Provo Mexico distributes its cards in convenience stores, drug stores, restaurants, lottery stands, newspaper and magazine stands and other general stores.

     Competition

     Approximately 140 distributors sell prepaid calling time purchased from Telmex and Telcel in Mexico. The two largest competitors that sell prepaid calling time in Mexico are Tarjetas Del Noreste and DiCasa, each with a market share position of approximately 5% to 6%. Provo Mexico estimates that it now occupies less than 5% of the market for prepaid calling time in Mexico. Telmex has attempted to curb the size of Provo Mexico in the past, by converting sub-distributors of Provo Mexico to direct distributors for Telmex.

     Subsidiaries

     Provo Mexico currently operates as a group of seven affiliated companies. Telmex required Provo Mexico to form some of the entities because of its dominant presence in certain markets. On March 31, 2003, Provo Mexico acquired from members of the Martinez del Rio family, the controlling majority of the capital stock of the following subsidiaries: FS Provo, S.A. de C.V.; Proyecciones y Ventas Organizadas del D.F., S.A. de C.V.; Proyecciones y Ventas Organizadas de Occidente, S.A. de C.V.; Tilgo, S.A. de C.V.; Tarnor, S.A. de C.V. and PTL Administradora, S.A. de C.V.

     In October 2002, Provo Mexico formed Provo US, Inc., a Delaware corporation wholly-owned by Provo Mexico. Provo US is currently a shell company with no operations. It is expected that Provo US will be used for any new projects that Provo Mexico may initiate in the United States.

     Employees

     At December 31,2003 Provo Mexico had approximately 93 full-time employees and a network of 52 independently-owned distributorships that collectively employ more than 400 sales people.

Item 2. Description of Property-

     Our corporate offices are located in Pearl River, New York, where we lease approximately 12,000 square feet of space through a lease that expires in August of 2004. Provo US also leases approximately 2,700 square feet of space in Babylon, New York that was assumed in connection with our purchase of PNM group, Inc. (d/b/a) Planet Media. The lease expires in August of 2006. The aggregate annual rent of the two offices is approximately $308,000.

     Provo US also leases space (typically, less than 100 square feet) in various geographic locations to house the telecommunications equipment for each of our POPs. Leases for the POPs have various expiration dates through June 2004. Aggregate annual rentals for POPs are approximately $6,000.

     Provo Mexico's executive offices are located in Mexico City, Mexico where Provo Mexico uses approximately 6,000 square feet of office space. The lease is for a three year term which expires in December 2006 and the monthly rent is 44,000 pesos, approximately $4,000 at the current exchange rate.

     In addition, Provo Mexico leases small offices in 7 cities throughout Mexico where it maintains regional sales and distribution offices. Provo Mexico's regional offices are located in the following Mexican cities: Monterrey, Nuevo Leon; Torreon, Coahuila; Chihuahua, Chihuahua; Los Mochis, Sinaloa; Jalapa, Veracruz; Cordoba, Veracruz; Veracruz, Veracruz. The aggregate annual rent for these leases is less than $7,500.

     Provo Mexico's subsidiary, FS Provo, S.A. owns approximately 946 acres of forest land in El Chamal, Tamaulipas, Mexico. In addition, Provo Mexico and its subsidiaries Proyecciones y Ventas Organizadas del D.F., S.A. de C.V., F.S. Provo, S.A. de C.V. and Tilgo, S.A. de C.V., own seven pieces of forest land totaling approximately 605 acres in San Gabriel, San Luis Potosi, Mexico. These lands will also be transferred to Telmex as part of Provo Mexico's settlement agreement with Telmex. (See Item 3. Legal Proceedings - Telmex Settlement).

Item 3. Legal Proceedings

     From time to time, our Provo US division has been a party to routine pending or threatened legal proceedings and arbitrations that are routine and incidental to our business. Based upon information presently available, and in light of legal and other defenses available to us, management does not consider the liability from any threatened or pending litigation against Provo US to be material to us.

     Provo Mexico is not a party to any pending legal proceedings other than ordinary course routine litigation incidental to its business. Management does not consider that any of these proceedings will have a material adverse effect on our financial condition or results of operations.

     Telmex Settlement

     Historically, Provo Mexico relied on Telmex to finance its inventory purchases with a line of credit. Provo Mexico was in default with respect to the repayment of its $6,940,363 credit line with Telmex. On April 7, 2004, Provo Mexico entered into a settlement agreement with its major supplier, Telmex, whereby Provo Mexico transferred eight non-revenue generating real estate properties and certain vehicles with a net book value of $1,985,512 to Telmex in full satisfaction and release of the $6,940,363 credit balance to Telmex. The Telmex settlement agreement also provides that Provo Mexico will have a term of 45 days to close its distribution of Telmex prepaid calling cards. During this 45-day term, Provo Mexico may not purchase Telmex issued cards in excess of $750,000 per week. All purchases of Telmex cards must be paid in cash. At the end of the 45-day term, each of Telmex and Provo Mexico granted each other and their respective officers, directors, shareholders and affiliates a full release for any prior obligations and or transactions between the parties.

     The settlement agreement also provides that for a period of fifteen years from the date of the agreement, each of Provo Mexico, certain of its subsidiaries, our Chairman, Ventura Martinez del Rio, Sr. and our director, Ventura Martinez del Rio, Jr. may not participate as officers or directors of any companies whose prime objective is the wholesale distribution of Telmex issued prepaid calling cards.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held an annual meeting of stockholders on December 12, 2003 at which the following matters were voted upon:

--------------------------------------------------------------------------------
Proposal                              Votes For      Votes Against     Abstained
--------------------------------------------------------------------------------
To issue up to 25,550,000 shares      8,242,319    53,421               27,326
of common stock upon conversion
of our Series D and E
convertible preferred stock
--------------------------------------------------------------------------------
To amend the certificate of           8,243,705    53,413               25,948
designation of our Series B
convertible preferred stock to
provide for the mandatory
conversion of the Series B
convertible preferred stock at a
ratio of 6 shares of common
stock per preferred share
--------------------------------------------------------------------------------
To amend the Company's                8,130,711   176,070               16,285
certificate of incorporation to
effectuate a two for three
reverse stock split and to
increase its authorized shares
of common stock to 100,000,000
--------------------------------------------------------------------------------
To amend the Company's                8,225,713    61,411               35,942
certificate of incorporation to
change its name to "Provo
International, Inc."
--------------------------------------------------------------------------------
Election of Nine Directors:
--------------------------------------------------------------------------------
William A. Barron                    12,735,147   122,790 (withheld)
--------------------------------------------------------------------------------
Stephen J. Cole-Hatchard             12,742,647   115,290 (withheld)
--------------------------------------------------------------------------------
Nicko Feinberg                       12,742,647   115,290 (withheld)
--------------------------------------------------------------------------------
Miguel Madero                        12,760,947    96,990 (withheld)
--------------------------------------------------------------------------------
Jaime Marti                          12,760,947    96,990 (withheld)
--------------------------------------------------------------------------------
Ventura Martinez del Rio, Sr.        12,760,947    96,990 (withheld)
--------------------------------------------------------------------------------
Ventura Martinez del Rio, Jr.        12,760,947    96,990 (withheld)
--------------------------------------------------------------------------------
Jesus Rodriquez                      12,813,632    44,305 (withheld)
--------------------------------------------------------------------------------
Ronald Signore                       12,742,647   150,290 (withheld)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
To issue shares of common stock       7,602,865   693,256               26,945
pursuant to the Company's
agreement with Fusion Capital
Fund II, LLC
--------------------------------------------------------------------------------
To ratify the Company's              11,788,972   950,173              118,792
selection of BDO Hernandez and
Marron, y Cia as the Company's
independent auditors
--------------------------------------------------------------------------------

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Market Information. Commencing on February 7, 2000 our Common Stock has been listed on the American Stock Exchange ("AMEX") under the symbol "FNT". From May 14, 1998 until February 7, 2000, our Common Stock was traded on the NASDAQ SmallCap Market under the symbol "FCCN". The following table sets forth, for the periods indicated, the range of the high and low closing prices for the Common Stock as reported by AMEX, and have been adjusted retroactively to reflect the reverse split.

Fiscal Year Ended December 31, 2003                                  High   Low
-----------------------------------                                  ----   ---
First Quarter                                                         .42   .23

Second Quarter                                                        .78   .30

Third Quarter                                                        1.08   .39

Fourth Quarter                                                        .89   .41

Fiscal Year Ended December 31, 2002                                  High   Low
-----------------------------------                                  ----   ---
First Quarter                                                         .44   .21

Second Quarter                                                        .47   .23

Third Quarter                                                         .65   .21

Fourth Quarter                                                        .54   .20

     The number of record holders of our Common Stock was 243 as of April 2, 2004. We believe that there are in excess of 2,700 beneficial owners of our Common Stock.

     Dividend Policy. To date, we have not declared or paid any cash dividends on our common stock. The payment of dividends on our common stock, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition and other relevant factors such as the rights of holders of capital stock that rank senior with respect to dividends. We presently intend to retain any earnings to finance our business and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future.

Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities

     During the three months ended December 31, 2003, we issued 1,111,111 shares of common stock, and warrants to acquire 3,150,000 shares of common stock, to Scarborough Ltd for an aggregate consideration of $500,000. We also issued 16,667 shares of common stock to GFM, Inc. in exchange for services to be rendered pursuant to a consulting agreement. We issued 83,333 shares of common stock to James Nicholson upon the exercise of warrants. We issued 307,104 shares of common stock to Fusion Capital II, LLC upon conversion of a convertible promissory note. We issued to Barbara Mittman, Asher Brand and Deborah Gold an aggregate of 53,333 shares of common stock for services to be rendered pursuant to a placement agreement. We also issued 1,985,780 shares of common stock upon conversion of 496,445 shares of Series B convertible preferred stock, and 3,550,000 shares of common stock upon conversion of 35,500 shares of Series D convertible preferred stock and 13,344,500 shares of common stock upon conversion of 133,445 shares of Series E convertible preferred stock. The foregoing shares were issued pursuant to exemptions from registration under Sections 3(a)(9) and 4(2) of the Securities Act of 1933.

Equity Plan Compensation Information

The following table sets forth information as of December 31, 2003 regarding compensation plans under which our equity securities are authorized for issuance.

                                                                                 Number of
                                       Number of                           securities remaining
                                    Securities to be       Weighted-       available for future
                                      issued upon           average            issuance under
                                      exercise of        exercise price     equity compensation
                                      outstanding        of outstanding       plans (excluding
                                   options, warrants   options, warrants   securities reflected
                                      and rights           and rights         in column (a))
Plan Category                             (a)                (b)                   (c)
--------------------------------   -----------------   -----------------   --------------------
Equity compensation plans
approved by security holders (1)         678,533             $4.22               1,218,467

Equity compensation plans not
approved by security holders (2)       4,423,333             $ .77
                                       ---------             -----              ----------
Total                                  5,101,867             $1.23               1,218,467
                                                                                ==========

     (1)  Pursuant to our 1997 Stock Option Plan.

     (2) Outstanding warrants to acquire shares of common stock. The warrants expire at various times through 2008 and the warrant holders have certain anti-dilution rights.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this Item 6 and elsewhere in this Form 10-KSB that are not historical facts are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These "forward looking statements" are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such risk factors include, but are not limited to, the following: risks associated with our ability to attract and retain new subscribers to integrate newly acquired subscribers and business entities into our operations, and to manage any future growth; uncertainties regarding our future operating results; risks relating to changes in the market for Internet services, regulatory and technological changes, our possible inability to protect proprietary rights, changes in consumer preferences and demographics, competition and our reliance on telecommunication carriers; risks relating to our ability to expand our network structure and to obtain any necessary future financing; risks relating to unfavorable general economic conditions, uncertainty of customer and supplier plans and commitments; risks related to our acquisition of Provo Mexico; risks related to our ability to successfully negotiate payment conditions with Telmex; risks related to foreign markets and our operations in Mexico; risks related to our new product service offerings; and our ability to maintain the American Stock Exchange listing of our securities; and other risks detailed in this report and in our other Securities and Exchange Commission filings. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements, which speak only as of the date they were made. We undertake no obligation to update any forward-looking statements contained in this report.

Provo Mexico Acquisition

     On April 3, 2003, we completed the acquisition of all of the issued and outstanding stock of Proyecciones y Ventas Organizadas, S.A. de C.V., a corporation organized under the laws of the Republic of Mexico ("Provo Mexico"). Provo Mexico and its subsidiaries are engaged in the distribution of prepaid calling cards and cellular phone airtime in Mexico. The acquisition was accounted for using the purchase method of accounting with the results of the acquisition included in the consolidated financial statements from the acquisition date.

Overview

     Prior to acquiring Provo Mexico in 2003 and during 2002, a significant part of our revenues were derived from providing Internet access services to individuals and businesses. These revenues were comprised principally of recurring revenues from our customer base, leased line connections and various ancillary services. We charge subscription fees, which are billed monthly, quarterly, semi-annually or annually in advance, typically pursuant to pre-authorized credit card accounts. The balance of our revenues during those periods were derived from website design, development and hosting services.

     Monthly subscription service revenue for Internet access is recognized over the period in which services are provided. Fee revenues for website design, development and hosting services are recognized as services are performed. Deferred revenue represents prepaid access fees by customers.

     Provo Mexico's primary business is the sale and distribution of prepaid phone cards in Mexico. Provo sells and distributes Ladatel payphone calling cards, Multifon prepaid telephone time for Telmex and prepaid PCS cellular airtime for Telcel, all of which are collectively referred to as prepaid phone cards. Telmex is the dominant telecommunications provider in Mexico and Telcel is the dominant provider of cellular airtime in Mexico. Management believes that they account for nearly 5% of all sales of prepaid phone cards in Mexico.

     Prepaid phone cards are distributed through a vast network of retail outlets, including convenience stores, drug stores, restaurants, lottery stands, newspaper and magazine stands and other general stores. Provo Mexico purchases large volumes of prepaid cards from Telmex or Telcel and sells the cards in smaller quantities to retailers either directly or through agents or distributors.

     Provo Mexico purchases prepaid cards at a discount from the face value of the card, and resells them to retailers or distributors at a slightly lower discount. The difference between the two discount rates, typically from 1% to 7%, represents the gross margin Provo retains. Cash (C.O.D) purchases result in a higher discount to Provo compared to purchases on credit terms from Telmex or Telcel. In addition, the discount obtained by Provo varies by the type of card, face value of the card and volume levels met. Similarly, the discount offered by Provo to retailers or distributors varies by the type of card, face value of the card and volume levels of the retailer or distributor. Accordingly, the gross margin attained by Provo Mexico in any period is impacted by several factors. In addition, Telmex and Telcel provide Provo Mexico additional discount and rebates based on certain special programs. Provo Mexico's management tries to optimize the gross margins earned by balancing volume levels with its working capital availability, and from time to time has scaled back volume levels due to working capital constraints.

     For the year ended December 31, 2003, including the period prior to our acquisition of Provo Mexico, Ladatel sales were approximately $38 million and Telcel sales were approximately $36 million. During the three months ended December 31, 2003, Ladatel sales were approximately $8.4 million and Telcel sales were approximately $10 million.

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

Results of Operations

Comparison of Years ended December 31, 2003 and 2002:

Revenues. Our revenues increased for the year ended December 31, 2003 by $53,240,692 or 1,054.9% over the prior year. The increase in revenues was due to the Provo Mexico acquisition. Excluding the acquisition, revenues decreased for the year by $1,063,781 or 21%. The decrease in revenues was in part due to customer attrition and due to the reduced amount of website development work we performed in 2003. As part of Provo Mexico's settlement agreement with Telmex, it has agreed to cease wholesale distribution of Ladatel and Multifon time by the end of May 2004. (See Item 3. Legal Proceedings - Telmex Settlement). Therefore, we anticipate that our revenues for 2004 will decrease.

Cost of Revenues. For the year ended December 31, 2003, our cost of revenues increased by $51,674,195 to $54,167,532. The increase in cost of revenues was due to the Provo Mexico acquisition. Cost of revenues as a percentage of revenues for the year ended December 31, 2003 was 92.9% compared to 49.4% in 2002. In percentage terms of revenues, cost of Provo Mexico's products are generally higher than ours and with a greater mix of Provo Mexico's share in our consolidated revenues, cost of revenue as a percentage of revenues is expected to increase. Excluding Provo Mexico's operations, our cost of revenues as a percentage of revenues for the year ended was 46% compared to 49.2% in 2002. The decrease in cost of revenues as a percentage of revenues, excluding Provo Mexico's operations, was due to cost reductions realized through our continued focus on network cost reductions. We anticipate that our cost of revenues in absolute dollars for 2004 to decrease in line with anticipated decrease in revenues.

Selling, General and Administrative. For the year ended December 31, 2003, selling, general and administrative expenses increased by $4,462,295. As a percentage of revenues, selling, general and administrative expenses decreased from 48.5% in 2002 to 11.9% in 2003. The absolute dollar increase in selling, general and administrative expenses was principally due to the Provo Mexico acquisition. In terms of percentage of revenues, Provo Mexico has a lower selling, general and administrative expense structure than ours, and with a greater mix of Provo Mexico's share in our consolidated revenues, selling, general and administrative expenses as a percentage of revenues are expected to decrease.

Depreciation and Amortization. For the year ended December 31, 2003, depreciation and amortization decreased by $188,478 to $556,657. Depreciation and amortization decreased as many of our long-lived assets are fully depreciated or amortized over their estimated useful lives.

Noncash Compensation charges. In 2003, in connection with Provo Mexico acquisition, we issued 27,500 shares of Series D Preferred to certain of our officers and employees. Each share of Series D Preferred was automatically convertible into 100 shares of our common stock after our shareholders approve the conversion. In December 2003, our shareholders approved the conversion of all of the Series D Preferred shares. The fair value of the common shares issued upon conversion of the Series D Preferred, at the time of our shareholders approval, was $1,856,250 and noncash compensation charge for the fair value of the shares issued was charged to operations. In addition, we recognized a noncash compensation charge of $149,559 for shares and warrants issued in exchange for services from consultants. During 2002, we recognized a noncash compensation charge of $58,500 for shares issued in exchange for services from consultants.

Interest Expense. Interest expense for 2003 was $660,238 compared to an interest expense of $95,417 for 2002. Interest expense for the nine months ended September 30,

2003 was $391,369 compared to an interest expense of $70,159 during the comparable period in 2002. Interest expense for the year ended December 31, 2003 increased compared to the prior year principally due to the increased debt level that resulted from the Provo Mexico acquisition. Interest rates on major part of our debt are based upon the prevailing Mexican Interbank Equilibrium Rate ("TIIE"). Accordingly, interest expense will vary in line with TIIE. At December 31, 2003, TIIE was 6.3%.

Income Taxes. Represent Provo Mexico's tax benefit, as determined in accordance with Mexico's income tax laws. The effective tax rate was lower than the statutory rate of 34% due to certain non-deductible expenses and due to certain revised estimates on deferred taxes. In addition, presently Provo Mexico is unable to file its Mexican tax returns on a consolidated basis and avail the tax benefit of offsetting losses of some of its subsidiaries. For both 2003 and 2002, our U.S. operations did not incur any income tax expense due to losses. The tax benefit of these losses has been completely offset by a valuation allowance due to uncertainty of its realization.

Net loss. As a result of the foregoing and after recognizing $116,020 gain on assets transferred in settlement of supplier payables and $449,850 gain on debt settlement for the year ended December 31, 2003, net loss increased by $4,178,527 to $4,966,052 compared to a net loss of $787,525 in 2002.

Liquidity and Capital Resources

     Our working capital deficiency at December 31, 2003 was $4,058,244 compared with a working capital deficiency of $2,655,722 at December 31, 2002. The increase in working capital deficiency was due to the effect of classifying approximately $2.4 million due under the Telmex credit facility as current and due to operating losses.

     Our primary capital requirements are to fund Provo Mexico's working capital. To date, we have financed our capital requirements primarily through issuance of debt and equity securities. The availability of capital resources is dependent upon many factors, including, but not limited to, prevailing market conditions, interest rates, and our financial condition.

     In April 2003, we borrowed as a bridge loan $550,000 from an unaffiliated entity and issued a secured promissory note to the lender. The note bore interest at the rate of 14% per annum and was secured by substantially all of our assets. Two officers pledged shares of our common stock owned by them to the lender as additional collateral. We repaid $221,539 of the balance prior to December 31, 2003 and the balance was repaid in full in January 2004. We used $200,000 of the proceeds to settle a promissory note, issued as part of a business acquisition in the principal amount of $728,600. The balance of the promissory note was settled through the issuance of 250,000 shares of our common stock. Upon settlement, we recognized a gain on debt settlement of $449,850.

     In 2003, we sold through private placements 1,666,666 shares of common stock and received net proceeds of $707,400. In addition, we sold to an unaffiliated entity a convertible promissory note in the principal amount of $110,000.

     In January 2004, we borrowed an aggregate principal amount of $1,000,000 pursuant to the terms of four convertible promissory notes and issued 4,400,000 shares of common stock upon exercise of warrants and received net proceeds of approximately $620,000.

     At December 31, 2003, Provo Mexico had aggregate borrowings of $1,625,029 under four lines of credit with two Mexican banks. The lines are secured by real estate owned by family members of Provo Mexico's former majority stockholders. At December 31, 2003, the current interest rates on the lines range between 9.8% and 10.3%. The lines expire at various dates between July 2004 and September of 2005 and one line requires a monthly payment of approximately $17,858 in 2004.

     Historically, Provo Mexico relied on Telmex to finance its inventory purchases with a line of credit. Provo Mexico was in default with respect to the repayment of its $6,940,363 credit line with Telmex. On April 7, 2004, Provo Mexico entered into a settlement agreement with Telmex, whereby Provo Mexico transferred eight non-revenue generating real estate properties and certain vehicles with a net book value of $1,985,512 to Telmex in full satisfaction and release of the $6,940,363 credit balance to Telmex. The Telmex settlement agreement also provides that Provo Mexico will have a term of 45 days to close its distribution of Telmex prepaid calling cards. During this 45-day term, Provo Mexico may not purchase Telmex issued cards in excess of $67,000 per week. All purchases of Telmex cards must be paid in cash. At the end of the 45-day term, each of Telmex and Provo Mexico granted each other and their respective officers, directors, shareholders and affiliates a full release for any prior obligations and or transactions between the parties.

     The settlement agreement also provides that for a period of fifteen years from the date of the agreement, each of Provo Mexico, certain of its subsidiaries, our Chairman, Ventura Martinez del Rio, Sr. and our director, Ventura Martinez del Rio, Jr. may not participate as officers or directors of any companies whose prime objective is the wholesale distribution of Telmex issued prepaid calling cards.

     Management believes that the settlement agreement with Telmex gives us significant opportunities as we were successful in significantly reducing our level of indebtedness out of court and we obtained a release of any potential liabilities from Telmex. However, the settlement agreement effectively restricts us and Provo Mexico from continuing to distribute Telmex issued prepaid cards in the future and could have a material impact on Provo Mexico's future revenues and profitability. As a result of the settlement agreement, Provo Mexico is scaling back its operations in Mexico to reduce costs.

     Nothing in the settlement agreement restricts us or Provo Mexico from continuing to distribute cellular cards issued by Telcel or prepaid telecommunications cards issued by other telecommunications carriers in Mexico, other than Telmex. In the fourth quarter of 2003, sales of Telcel exceeded sales of Telmex issued cards, as Ladatel and Multifon sales declined. Currently, Telcel airtime sales represent about 60% of Provo Mexico's total annual sales, up significantly from 10% in 2000. All purchases of Telcel cards are made in cash and Provo Mexico has no lines of credit with Telcel. Management believes that the distribution of prepaid cellular airtime is more dynamic line of business than the distribution of prepaid cards for traditional telephony services. As a result of the settlement agreement, Provo Mexico will concentrate its efforts on increasing its distribution of Telcel cards and developing new lines of business in Mexico.

     We plan to raise additional financing. As noted above, the availability of capital resources is dependent upon prevailing market conditions, interest rates and our financial condition. In July 2003, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, whereby, Fusion Capital has agreed to purchase up to $13 million of our common stock over a 40-month period. The transaction is subject to satisfaction of several conditions and there can be no assurance that we will in fact complete the transaction.

     As a result of the settlement agreement with Telmex, Provo Mexico is scaling back its operations in Mexico to reduce costs. Management believes that its can successfully restructure its Mexican operations and reduce costs to mitigate the loss of margin due to discontinuation of Ladatel sales. However there is no assurance that we will be successful to complete our restructuring on a timely basis.

     A significant amount of our working capital in Mexico may not be required once we discontinue Ladatel card sales. We anticipate that the collection of existing receivables will provide us substantial liquidity. However there is no assurance that we will be successful in collecting the receivables in a timely manner.

     In order to continue our operations and satisfy our debt obligations, we need to secure additional financing. We currently lack the funds to pay these obligations when they become due. Therefore, in order to satisfy our debt obligations, we are currently pursuing additional sources of financing, including potential sources for debt and equity financing (or a combination of the two), and are exploring the possibility of selling some of our assets so that we will have sufficient funds to pay our debts as they become due. There can be no assurance, however, that such financing will be available on terms that are acceptable to us, or on any terms.

     If we cannot obtain the additional funding we require, or collect receivables or raise money by selling some our assets, we will have to negotiate with our lenders to extend the repayment dates of our indebtedness. There can be no assurance, however, that we will be able to successfully restructure our debt obligations in the event we fail to obtain additional financing.

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

We recognize prepaid phone card revenues in accordance with generally accepted accounting principles as outlined in SAB No. 101, which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) product delivery, including customer acceptance, has occurred; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. We believe that our revenue recognition policy is critical because revenue is a very significant component of our results of operations. Decisions relative to criteria (4) regarding collectibility are based upon management's judgments and should conditions change in the future and cause management to determine these criteria are not met; our recognized results may be affected.

Accounts Receivable. Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. We estimate doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay, and current economic trends. We write off accounts receivable against the allowance when a balance is determined to be uncollectible.

With respect to the prepaid phone cards business, we perform ongoing credit evaluations of our customers and adjust credit limits based upon our customers' payment history and current credit worthiness, as determined by a review of their current credit information. We continuously monitor collections and an allowance for estimated credit losses is maintained based upon our historical experience and any specific customer issues that have been identified. While such credit losses have historically been within management's expectation and the allowances that have been established, there cannot be any guarantee that the credit loss rates will not change in the future. In prepaid phone card business, we have a limited number of customers with individually large amounts due at any balance sheet date. Any unanticipated change in one of those customer's credit positions could have a material effect on our results of operations in the period in which such changes or events occur.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Information regarding the Company's change in accountants may be found in the Company's Form 8-K for the event dated May 16, 2003.

Item 8A. Controls and Procedures

    At December 31, 2003, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended--the "Exchange Act") as of the end of the period covered by this report.

    Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2003, our disclosure controls and procedures were effective.

    There were no changes in our internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, such internal control over our financial reporting.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The directors and executive officers of the Company are as follows:

Name                             Age   Position
----                             ---   --------
Ventura Martinez Del Rio, Sr.    53    Chairman of the Board and
                                       Chief Executive Officer

Nicko Feinberg                   32    President, Provo US and Director

Vasan Thatham                    46    Vice President and
                                       Chief Financial Officer

Ventura Martinez Del Rio, Jr.    30    President, Provo Mexico and Director

Ronald C. Signore                42    Director

Miguel Madero                    54    Director

Jaime Marti                      58    Director

Jesus Rodriguez                  81    Director

Carlos Bello                    [55]   Director

     Ventura Martinez Del Rio, Sr. has been our Chairman since April of 2003 and became Chief Executive Officer of the Company in April 2004. Mr. Martinez Del Rio, Sr. earned an undergraduate degree in Economics from the Universidad Anahuac in Mexico in 1972 and an MBA from the University of Texas in 1974. He is currently the president of the Texas EX's in Mexico, a widely popular alumni organization. From 1983 to 1994, Mr. Martinez Del Rio, Sr. served in many executive leadership roles for the Mexican National Lottery, developing a vast business contact network that includes numerous senior Mexican government officials and the leaders of numerous senior Mexican government officials and the leaders of numerous prominent retail organizations throughout Mexico. He founded Provo Mexico in October of 1995. Mr. Martinez Del Rio, Sr. has served as chairman of the board of Provo Mexico since its inception.

     Nicko Feinberg founded our Company in 1995, has been a director since November 1996, and was appointed as President, Provo US in April 2003. He was our Executive Vice President of Technology from November 1996 to July 2001, Chief Information Officer from August 1997 to July 2001 and President and Chief Operating Officer from July 2001 to April 2003. Mr. Feinberg was a Sales Manager and, from April 1991 to April 1994, a Sales Account Executive for Microage Computer Outlet, Inc., a company engaged in computer sales.

     Vasan Thatham has been our Vice President and Chief Financial Officer since February 1999. From 1994 through 1998, Mr. Thatham was Vice President and Chief Financial Officer of Esquire Communications Ltd., a company engaged in providing legal support services.

     Ventura Martinez Del Rio, Jr. has been our director since April 2003 and was appointed as President, Provo Mexico in April 2003. Mr. Ventura Martinez Del Rio, Jr. earned a BBA degree from the Universidad Anahuac in Mexico in 1994 and a graduate degree in business from Ipade Business School ("IBS"). IBS is a highly-regarded business management school based in Mexico City. He joined Provo Mexico in 1996 as its Chief Operating Officer, co-led the company through its rapid growth from 1996 to 2001, and was named its Chief Executive Officer in 2001.

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

     Jaime Marti earned a BA degree in Engineering from Philadelphia University in 1969 and obtained an MBA from Ipade Business School of Mexico City in 1972. In 2000 he co-founded JPJ Comunicacion, S.A. a pre-paid calling card distributing company in Mexico where he currently serves as its Chairman and Chief Executive Officer. From 1990 to 2000 he was the general manager of Imprenta Madero S.A., a printing and editorial company in Mexico. In 1997 Imprenta Madero was merged with Refosa, S.A. and subsequently in 1998, the company was acquired by G.T.C. Transcontinental of Canada.

     Jesus Rodriguez has been an external advisor to the Minister of Finance of Mexico since 1998. Mr. Rodriguez has had a distinguished political and financial career in Mexico. From 1994 to 1997 he was a member of the Mexican Congress and a Senator from 1988 to 1994. Previously, Mr. Rodriguez held numerous high level positions within Mexico's financial sector, including President of the Mexican National Lottery, President of the Mexican Federal Securities Depository, Mexico's representative and a director of the Inter-American Development Bank in Washington, D.C. and undersecretary of the treasury in Mexico. Mr. Rodriguez obtained a law degree from the National Autonomous University of Mexico in Mexico City.

     Carlos Bello has been a director since March 2004, and is presently in charge of the Foreign Investment Unit in BANCOMEXT headquarters. Mr. Bello held a position in the Banks and Currency Department of the Secretariat of Finance and Public Credit, and also served as Chief of the Assets Department and Collaborator and Advisor of Economics Studies for the same Secretariat. Mr. Bello also served as BANCOMEXT'S Trade Commissioner of Mexico in Atlanta, Georgia, and was Director of the Metropolitan and Government's Funds Division of the Worker's Bank (BANCO OBRERO.) Mr. Bello held the position of Trade Advisor for the Western Region of the United States at the BANCOMEXT headquarters in Mexico City. From 1995 to 2002, Mr. Bello was Trade Commissioner of Mexico in the Dallas Office, responsible for overseeing the trade and investment issues for Texas, New Mexico, Arkansas, Colorado, Kansas, Missouri, Oklahoma, Montana, and Wyoming, as well as the Houston and San Antonio offices.

     All directors hold office until the next annual meeting of stockholders for the ensuing year or until their successors have been duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Item 10. Executive Compensation.

     The following table sets forth compensation paid to our Chief Executive Officer and our two other most highly compensated executive officers (each of whom was serving at the end of our fiscal year ended December 31, 2003) during the years ended December 31, 2003, 2002 and 2001. No other executive officer of the Company received aggregate compensation which exceeded $100,000 during the year ended December 31, 2003. We refer to these three executive officers as our "Named Executives".

                           Summary Compensation Table

                                                                                      Long-term
                                                                                     Compensation
                                                                                        Awards
                                                                                      Securities
                                                                                      Underlying
Name and Principal                      Year      Salary             Bonus         Options/SAR (#)
-------------------------------------   ----   ------------   ------------------   ---------------

Position
-------------------------------------
Ventura Martinez Del Rio, Sr.           2003   $100,000 (1)
   Chairman of the Board

Stephen J.Cole-Hatchard                 2003   $123,714       $100,000 (2) & (6)
   Chief Executive Officer (2), (4)     2002    112,482
                                        2001    114,423       $ 67,725 (3)             52,000

Nicko Feinberg                          2003   $115,987       $100,000 (2) & (6)
   President U.S. Operations (2), (5)   2002    107,761
                                        2001    109,518       $ 49,175 (4)             52,000

Vasan Thatham
   Chief Financial Officer (2), (6)     2003   $112,291       $ 35,000 (2) & (6)
                                        2002    105,261
                                        2001    109,518       $ 15,051 (5)             27,000

(1) Salary for the period from April 4, 2003 to December 1, 2003.

(2) Bonus for 2003 includes amounts accrued but unpaid.

(3) $43,725 representing the market price of 194,333 shares of common stock issued under the Company's Incentive Plan.

(4) $35,175 representing the market price of 156,333 shares of common stock issued under the Company's Incentive Plan.

(5) $13,425 representing the market price of 59,666 shares of common stock issued under the Company's Incentive Plan.

(6) In 2003, in connection with the Provo Mexico acquisition, we issued to 18 individuals an aggregate of 35,500 shares of our Series D Convertible Preferred Stock including 10,000 shares to Stephen J. Cole Hatchard, 10,000 shares to Nicko Feinberg and 1,000 shares to Vasan Thatham.

Each share of Series D Preferred Stock was converted into 100 shares of our common stock. For financial reporting purposes, the value of the shares issued to Mr. Cole-Hatchard, Mr. Feinberg and Mr. Thatham approximated $450,000, $450,000 and $45,000, respectively.

     The following table sets forth information regarding options granted during the year ended December 31, 2003 to our Named Executives:

                                  Options/SAR Grants in Year Ending
                                           December 31, 2003
                          -----------------------------------------------
                          Number of Shares   % of Total
                             Underlying      Options/SAR

                            Options/ SARs      Granted     Exercise Price   Expiration
                               Granted         in Year        $/share)         Date
                          ----------------   -----------   --------------   ----------
Stephen J.Cole-Hatchard          --               --             --             --

Nicko Feinberg                   --               --             --             --

Vasan Thatham                    --               --             --             --

     The following table sets forth information concerning the number of options owned by our Named Executives, the value of any in-the-money unexercised options as of December 31, 2003 and information concerning options exercised by our Named Executives during the year ended December 31, 2003:

                                        Aggregated Option Exercises and Year-End Option/SAR Values
                          --------------------------------------------------------------------------------------
                            Shares                         Number of Securities          Value of Unexercised
                           Acquired        Value          Underlying Unexercised             In-The-Money
                          On Exercise   Realized ($)    Options/SARs at 12/31/2002    Options/SARs at 12/31/2002
                          -----------   ------------   ---------------------------   ---------------------------
                                                       Exercisable   Unexercisable   Exercisable   Unexercisable
                                                       -----------   -------------   -----------   -------------
Stephen J.Cole-Hatchard        0             $0          148,667                       $4,160

Nicko Feinberg                 0             $0          150,000                       $4,160

Vasan Thatham                  0             $0           66,667                       $2,160

     The year-end values for unexercised in-the-money options represent the positive difference between the exercise price of the options and the year-end market value of our common stock. An option is "in-the-money" if the year-end fair market value of our common stock exceeds the option exercise price. The closing sale price of our common stock on December 31, 2003 was $.45.

Employment Agreements

     The Board of Directors has approved the adoption of employment agreements between the Company and/or its affiliates and Messrs. Thatham, Feinberg, Martinez del Rio Jr., and Martinez del Rio Sr. that provide for an annual base compensation of not less than $115,000, $120,000, $120,000, and $150,000, respectively. The agreements provide for certain base salary increases in the event the Company completes an equity financing in excess of $7,000,000, and for certain bonuses in the event the Company achieves certain revenue objectives. The agreements also allow for such bonuses as the Board of Directors may, in its sole discretion, from time to time determine. The employment agreements with Messrs. Thatham, Feinberg, Martinez Del Rio Jr. and Martinez Del Rio Sr. will expire in April 2008 subject to automatic successive one year renewals unless either we or the employee gives notice of intention not to renew the agreement. With the exception of Mr. Martinez del Rio Sr., the employment agreements will provide for employment on a full-time basis, and each of the agreements will contain a provision that the employee will not compete or engage in a business competitive with our current or anticipated business during the term of the employment agreement and for a period of two years thereafter.

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

     In April 2004, the Company amended its agreement with Mr. Cole-Hatchard. Mr. Cole-Hatchard's agreement originally provided for employment as Chief Executive Officer at an annual salary of $150,000, with a salary increase in the event the Company completes an equity financing in excess of $7,000,000. The amended agreement provides that Mr. Cole-Hatchard will serve as a consultant to the Company. His duties include assisting the Company in obtaining financing and liaising with the American Stock Exchange. The amended agreement provides for employment on a part time basis for an annual compensation of $75,000, with salary increases and/or bonuses in the event of significant equity financings.

Director Compensation

          Each of our non-employee directors were entitled to receive $12,000 in 2003 for attending Board Meetings, however, we paid them only $6,000, including $3,000 related to fees earned in 2002.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information, as of April 2, 2003 relating to the beneficial ownership of shares of Common Stock by: (i) each person or entity who is known by the Company to own beneficially five percent or more of the outstanding Common Stock; (ii) each of the Named Executives; (iii) each of the Company's directors; and (iv) all directors and executive officers of the Company as a group.

                                          Number of Shares
Name of Beneficial Owner               Beneficially Owned (1)         Percentage
Nicko Feinberg                               1,551,000(2)                  3.9%
Stephen J. Cole-Hatchard                     1,745,258(3)                  4.5%
Ronald Signore                                 216,021(4)                   **
Ventura Martinez Del Rio, Sr.               14,208,400(5)                 36.4%
Ventura Martinez Del Rio, Jr.                4,736,100(6)                 12.1%
Miguel Madero                                       --                      --
Vasan Thatham                                  217,000(7)                   **
Jaime Marti                                         --                      --
Jesus Rodriguez                                     --                      --
Carlos Bello                                        --                      --

All Directors and Executive
Officers as a group (nine persons)          22,335,446(8)                 57.8%

(1) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Includes warrants to purchase 83,333 shares of Common Stock and options to purchase 136,667 shares of Common Stock. The address of Mr. Feinberg is c/o the Company at One Blue Hill Plaza, 7th Floor, Pearl River, New York 10965

(3) Includes 96,000 shares held by the Cole-Hatchard Family Limited Partnership, of which Mr. Cole-Hatchard is a general partner, options to purchase 135,333 shares of Common Stock. The address of Mr. Cole-Hatchard is c/o the Company.

(4) Includes warrants to purchase 83,333 shares of Common Stock and options to purchase 50,000 shares of Common Stock.

(5) Excludes 22,916 shares of Series E Preferred Convertible Stock convertible into 2,291,600 shares of Common Stock.

(6) Excludes 7,693 shares of Series E Preferred Convertible Stock convertible into 763,900 shares of common stock.

(7)  Includes options to purchase 53,333 shares of Common Stock.

(8)  Includes options and warrants to purchase 601,939 shares of Common Stock.

**   Less than 1%.

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

     In connection with the acquisition of Provo Mexico, we issued to 18 individuals an aggregate of 35,500 shares of our Series D Convertible Preferred Stock including 10,000 shares to Stephen J. Cole-Hatchard, our then Chairman of the Board and Chief Executive Officer, 10,000 shares to Nicko Feinberg, our President Provo US, and a director, 5,000 shares of Series D to Joseph Donohue, a then director, 1,000 shares to Vasan Thatham, our Vice President and Chief Financial Officer and 1,000 shares to Amy Wagner-Mele, our then Executive Vice President and General Counsel.

     In December 2003 each share of Series D Convertible Preferred Stock was converted into 100 shares of common stock Accordingly, 1,000,000 shares were issued to Mr. Cole-Hatchard, 1,000,000 shares were issued to Mr. Feinberg, 500,000 shares were issued to Mr. Donahue, 100,000 shares to Mr. Thatham and 100,000 shares to Ms. Mele.

     On June 29, 2001, Provo Mexico entered into a $6,000,000 peso ($535,724 at the year end exchange rate) revolving line of credit with BBVA Bancomer, S.A. in Mexico. The loan, which is due and payable in full on June 28, 2004, bears interest at the Mexican Interbank Equilibrium Rate plus 4%; the current interest rate is 10.3% per annum. The loan has been personally guaranteed by our chairman, Ventura Martinez del Rio, Sr. In addition, Gloria Requejo-Martinez del Rio, the wife of our chairman, mortgaged a house owned by her as collateral for the loan.

     On September 25, 2002, Provo Mexico entered into a 4,000,000 peso ($357,149 at the year end exchange rate) revolving line of credit arrangement with BBVA Bancomer, S.A. in Mexico. The loan, which is due and payable in full on September 24, 2005, bears interest at the Mexican Interbank Equilibrium Rate plus 4%; the current interest rate is 10.3% per annum. The loan has been guaranteed by Inmobiliaria Turin, S.A. de C.V. ("Turin"), a company that is owned by Gloria Requejo-Martinez del Rio, the wife of our chairman, and by her brother, Alberto Requejo. As collateral for the loan, Turin mortgaged an apartment building owned by it. Turin's guaranty obligation is without recourse to any of its assets other than this mortgaged collateral.

     On September 25, 2002, Provo Mexico also entered into a 6,000,000 peso ($535,724 at the year end exchange rate) line of credit arrangement with BBVA Bancomer, S.A. in Mexico. The loan bears interest at the Mexican Interbank Equilibrium Rate plus 4%; the current interest rate is 10.3% per annum. The governing credit agreement obligates Provo Mexico to make monthly payments of 100,000 pesos during the first 12 months that the loan remains outstanding, and to make monthly payments of 200,000 pesos during the subsequent 24 months that the loan remains outstanding. The balance of the loan is due and payable in full on September 24, 2005. As of December 31, 2003, the balance due under this facility was $ 375,007. The loan has been guaranteed by Turin. As collateral for the loan, Turin mortgaged an apartment building owned by it. Turin's guaranty obligation is without recourse to any of its assets other than this mortgaged collateral.

     On June 30, 2001, Provo Mexico into a 5,000,000 peso ($446,437 at the current exchange rate) revolving line of credit with Scotiabank Inverlat, S.A. in Mexico. The loan, which is due and payable in full on July 29, 2004, bears interest at the Mexican Interbank Equilibrium Rate plus 3.5%; the current interest rate is 9.8% per annum. The loan has been personally guaranteed by our chairman, Ventura Martinez del Rio, Sr. In addition, Gloria Requejo-Martinez del Rio, the wife of our chairman, mortgaged a ranch owned by her and pledged certain funds on deposit with Scotiabank Inverlat, S.A. as collateral for repayment of the loan.

     As security for Turin's guaranties of Provo Mexico's credits, Provo granted Turin a lien on certain of its accounts receivable from selected customers (Wal-Mart, S.A. de C.V., Operadora VIPS, S.A. de C.V., El Palacio de Hierro, S.A. de C.V., Cafeterias Toks, S.A. de C.V., CENCA Comercializadora, S.A. de C.V. and Carrefour de Mexico, S.A. de C.V.).

     As security for Mrs. Martinez del Rio's guaranties of Provo Mexico's credits, Provo Mexico granted Mrs. Martinez del Rio a lien on certain of its accounts receivable from selected customers (Mayorista Otaduy, Distribuidora Igob, Productos y Ventas Organizadas, FS Torreon, FS Tepic, Tilgo and Tarnor).

     It is our intention, as soon as practicable, to eliminate the personal guaranties described above and to substitute collateral owned by us for the existing collateral granted to BBVA Bancomer, S.A. and Scotiabank Inverlat, S.A. by Mrs. Requejo-Martinez Del Rio and Turin.

     Settlement with Customer and Transfer of Real Estate to Telmex. During 2002, Provo Mexico held discussions with Jose L. Alfaro, an unrelated customer, wherein Mr. Alfaro proposed to satisfy certain amounts he owed to Provo Mexico and certain of its affiliates by transferring to them certain real property. At the same time, Provo Mexico held discussions with Telmex, whereby Provo Mexico proposed to satisfy certain amounts owed by it to Telmex by transferring to Telmex certain real property, including the real property proposed to be transferred to Provo Mexico by Mr. Alfaro.

     On December 12, 2002, Provo Mexico entered into a settlement agreement with Mr. Alfaro, whereby he transferred to Provo Mexico certain real property known as "Rancho La Providencia" located in Coatepec, State of Mexico, Mexico, and valued by Telmex at approximately 30 million pesos, in satisfaction of debts totaling 30,402,105 pesos ($2,714,716 at the year end exchange rate) owed by Mr. Alfaro to Provo and certain of Provo Mexico's affiliates and related companies, as follows:

                                                                        Amount
                       Party to Which Debt Owed                       (In pesos)
                       ------------------------                       ----------
Provo Mexico                                                           1,793,177
Proyecciones y Ventas Organizadas del D.F., S.A. de C.V. ("Provo
   DF")(1)                                                            11,423,321
Ventura Martinez del Rio, Sr.                                         11,200,000
PRODIES                                                                4,164,473
Provoloto                                                              1,821,134
                                                                      ----------
   Total                                                              30,402,105

----------
(1)  A wholly-owned subsidiary of Provo Mexico.

     On March 10, 2003, as part of a settlement agreement entered into with Telmex, Provo Mexico transferred the "Rancho La Providencia" property to Telmex in satisfaction of 30,763,182 ($2,907,673 at the then prevailing exchange rate) of indebtedness owed by Provo Mexico to Telmex. For additional information regarding the Telmex settlement see- Telmex Settlement."

     To enable Provo Mexico to enter into the settlement agreement with Mr. Alfaro, on December 12, 2002 Ventura Martinez del Rio, Sr., PRODIES and Provoloto each assigned to Provo Mexico their respective rights to the sums owed to them by Mr. Alfaro as set forth in the preceding table. As consideration for the assignment of their rights against Mr. Alfaro, PRODIES and Provoloto each received a promissory note in the amount of 1,821,134 pesos and 4,164,473 pesos, respectively. As consideration for the assignment of his rights against Mr. Alfaro, Provo Mexico transferred the following property to Ventura Martinez del Rio, Sr.:

     o accounts payable to Provo Mexico in the face amount of 7,068,150 pesos, payable by Desarrollo Arboledas, S.A. de C.V. (an unaffiliated Mexican real estate company that in 1999 had received a loan from Provo);

     o accounts payable to Provo Mexico in the face amount of 846,000 pesos, payable by Pablo Marti (an unrelated customer of Provo);

     o 12 parcels of real estate located in Los Cabos, State of Baja California, Mexico, valued by an independent appraiser at 1,200,060 pesos and owned by Provo Mexico;

     o the discharge of indebtedness in the amount of 978,487 pesos owed to Provo Mexico by Ventura Martinez del Rio Sr.; and

     o    a promissory note for 1,107,303 pesos.

The promissory notes issued by Provo Mexico to PRODIES, Provoloto and Ventura Martinez del Rio Sr. as described above each bear interest at the Mexican Interbank Equilibrium Rate plus 3.5% (currently 8.8% per annum). The notes are payable in 24 monthly payments commencing on December 31, 2002 and continuing until December 31, 2004. As of December 31, 2003, Provo Mexico had made no payments under such notes to any of the related parties except for the amounts due to Ventura Martinez del Rio, Sr. The related parties have not taken any action regarding these notes. In addition, the notes must be prepaid in full in the event that we complete an equity financing in excess of $3,000,000.

     In March 2003, Ventura Martinez del Rio, Sr. forgave $94,669 in debt that Provo Mexico owed him.

     Provo Mexico subcontracted personnel services from SAPROV, S. C., a partnership created by Ventura Martinez del Rio, Sr., Rocio Pasquel and Jorge Dehesa, who are officers of Provo

Item 13. Exhibits, Lists and Reports on Form 8-K.

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

          4.2 Certificate of Designation of Series B cumulative convertible preferred stock. *

          4.3 Certificate of Designation of Series C convertible preferred stock.****

          4.4 Certificate of Designation of Series D convertible preferred stock. ****

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

          10.17 Limited guarantee agreement dated April 3, 2003 between Stephen
                J. Cole-Hatchard and IIG Equity Opportunities Fund Ltd dated April 3, 2003. ****

          10.18 Mortgage by Stephen J. Cole-Hatchard in favor of IIG Equity Opportunities Fund Ltd dated April 3, 2003. ****

          10.19 Mortgage and Security Agreement by Stephen J. Cole-Hatchard in favor of IIG Equity Opportunities Fund Ltd dated April 3, 2003.
                ****

          10.20 Subordination Agreement between 8% Promissory Note Holders and IIG Equity Opportunities Fund Ltd dated April 3, 2003. ****

          10.21 Common Stock Purchase Agreement dated as of July 1, 2003 between the Registrant and Fusion Capital, LLC *****

          10.22 Stock Purchase Agreement dated as of August 1, 2003 between the Registrant and William Ritger *****

          10.23 Registration Rights Agreement dated as of August 1, 2003 between the Registrant and William Ritger *****

          10.24 Warrant issued by the Registrant to William Ritger dated August 1, 2003 *****

          10.25 General Release dated as of March 27, 2003 between the Registrant and Delanet, Inc. *****

          10.26 Stock Purchase Agreement dated As of September 16, 2003 between the Registrant And Platinum Partners Value Arbitrage Fund, LP
                *****

          10.27 Registration Rights Agreement dated as of September 16, 2003 between the Registrant and Platinum Partners Value

                Arbitrage Fund, LP *****

          10.28 Warrant agreement dated as of September 16, 2003 between the Registrant to Platinum Partners Value Arbitrage Fund, LP. *****

          10.29 Subscription Agreement dated as of June 2, 2002 between the Registrant and James Nicholson *****

          10.30 Warrant agreement dated as of June 2, 2002 between the Registrant and James Nicholson *****

          10.31 Subscription Agreement dated as of November 24, 2003 between the Registrant and Scarborough, Ltd. *****

          10.32 Warrant Agreement dated as of November 24, 2003 between the Registrant and Scarborough, Ltd. *****

          10.33 Warrant Agreement dated as of November 24, 2003 between the Registrant and Scarborough, Ltd. *****

          10.34 Subscription Agreement dated January 27, 2004 between the Registrant and Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Congregation Mishkan Sholom and Lucrative Investments *****

          10.35 Convertible Note dated January 27, 2004 issued to Alpha Capital Aktiengesellschaft *****

          10.36 Warrant agreement dated January 27,2004 issued to Alpha Capital Aktiengesellschaft *****

          10.37 Convertible Note dated January 27, 2004 issued to Stonestreet Limited Partnership *****

          10.38 Warrant agreement dated January 27,2004 issued to Stonestreet Limited Partnership *****

          10.39 Convertible Note dated January 27, 2004 issued to Congregation Mishkan Sholom *****

          10.40 Warrant agreement dated January 27, 2004 issued to Congregation Mishkan Sholom *****

          10.41 Convertible Note dated January 27, 2004 issued to Lucrative Investments *****

          10.42 Warrant Agreement dated January 27, 2004 issued to Lucrative Investments *****

          10.43 Warrant Agreement dated January 27, 2004 issued to Berry-Shino Securities, Inc. *****

          10.44 Collateral Agreement dated January 27, 2004 between Provo International Inc., Alpha Capital Aktiengesellschaft,

                Stonestreet Limited Partnership,
                Congregation Mishkan Sholom and Lucrative Investments *****

          10.45 Security Agreement dated January 27, 2004 between Provo International Inc., Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Congregation Mishkan Sholom and Lucrative Investments *****

          10.46 Side Letter dated January 27, 2004 between the Registrant and Scarborough Ltd. *****

          10.47 Amended B2-1 Warrant issued to Scarborough Ltd. *****

          10.48 Amended Common Stock Purchase Warrant issued to Scarborough Ltd.
                *****

          10.49 Amended A-1 Warrant issued to Scarborough Ltd. *****

          10.50 Registration Rights Agreement between the Registrant and IIG Equity Opportunities Fund, Ltd. *****

          21.1  Subsidiaries of the Company.

          23.1  Consent of Goldstein Golub and Kessler LLP.

          23.2  Consent of BDO Hernandez Marron y Cia., S.C.

          31.1 Certification by Ventura Martinez del Rio, Sr. pursuant to Rule 13a-14(a) of the Securities Act of 1934.

          31.2 Certification by Vasan Thatham pursuant to Rule 13a-14(a)of the Securities Act of 1934.

          32.1  Certification of Ventura Martinez del Rio, Sr. pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

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

***** Incorporated by reference to applicable exhibit contained in the Company's
     Registration Statement on Form S-3 filed February 18, 2004 (File Number 333-112926)

#    Denotes a management compensation plan or arrangement.

          (b) Reports on Form 8-K filed during the quarter ended December 31, 2003:

          See Form 8K-A filed October 3, 2003, revising certain pro forma financial data previously filed relating to event occurring on April 3, 2003.

Item 14. Principal Accountants Fees and Services

On May 16, 2003 we removed Goldstein Golub Kessler LLP ("GGK") as our principal accountant and retained BDO Hernandez Marron y Cia., S.C, ("BDO"). This change, which was recommended by the audit committee, was solely related to the fact that GGK did not have the ability to audit the financial statements of non-U.S entities. GGK has a continuing relationship with American Express Tax and Business Service Inc. ("TBS") from which it leases its auditing staff who are full-time, permanent employees of TBS and through which its partners provide non-audit services. As a result of the arrangement, GGK LLP has no full-time employees and therefore, none of the audit services performed until May 16, 2003 were provided by permanent full-time employees of GGK. GGK manages and supervises the audit staff, and is exclusively responsible for the opinions rendered in connection with its examination.

The following table sets forth the aggregate fees billed for the years ended December 31, 2003 and 2002 by BDO and GGK

                       2003       2002
Audit fees(1)        $128,251   $183,024
Audit Related Fees(2)       0          0
Tax Fees(3)          $  7,500   $  8,900
All other fees(4)           0          0

     (1) Audit fees billed by BDO and GGK for audit of our financial statements and review of financial statements included in our Form 10-QSB and for services provided in connection with statutory and regulatory filings.

     (2) Audit related services. No audit-related fees were paid in the last two fiscal years.

     (3)  Tax Fees. The aggregate fees billed by TBS for tax compliance work.

     (4)  All other Fees. No other fees were paid in the last two fiscal years.

Our Audit Committee has the authority and responsibility to pre-approve all audit and permissible non-audit services provided to us by our principal accountant. All pre-approvals of audit and permissible services granted by the Audit Committee must be reasonably detailed as to the particular services to be provided and do not result in the delegation of Audit Committee's pre-approval responsibility to management. Pre-approval policies and practices adopted by the Audit Committee are designed to ensure that the Audit Committee knows what particular services it is being asked to pre-approve so that it can make a well-reasoned assessment of the impact of the services on the principal accountant's independence.

The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals of permissible non-audit services. The decision of any Audit Committee member to whom authority is delegated to pre-approve permissible non-audit services are reported to the full audit Committee.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly signed this report on its behalf by the undersigned, thereunto duly authorized on the 14th day of April 2004.

                                        FRONTLINE COMMUNICATIONS CORPORATION


                                        By: /s/ Ventura Martinez Del Rio, Sr.
                                        ----------------------------------------
                                        Ventura Martinez Del Rio, Sr., Chairman
                                        of the Board and Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons in the capacities and on the dates stated.

Signature                           Title                               Date
---------                           -----                               ----
/s/ Ventura Martinez Del Rio, Sr.   Chairman of the Board               April 29, 2004
---------------------------------   and Chief Executive Officer
  Ventura Martinez Del Rio, Sr.     (Principal Executive Officer)


/s/ Nicko Feinberg                  President U.S. Operations           April 29, 2004
---------------------------------   and Director
         Nicko Feinberg


/s/ Vasan Thatham                   Chief Financial Officer             April 29, 2004
---------------------------------   and Vice President (Principal
         Vasan Thatham              Financial and Accounting Officer)


/s/ Ventura Martinez Del Rio, Jr.                                       April 29, 2004
---------------------------------   President Mexico Operations
  Ventura Martinez Del Rio, Jr.     and Director


/s/ Ronald C. Signore               Director                            April 29, 2004
---------------------------------
       Ronald C. Signore


/s/ Miguel Madero                   Director                            April 29, 2004
---------------------------------
         Miguel Madero


/s/ Jaime Marti                     Director                            April 29, 2004
---------------------------------
          Jaime Marti

                            Provo International, Inc.
                            and Subsidiary Companies

                                               Consolidated Financial Statements
                                          Years Ended December 31, 2003 and 2002

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                                        Contents

================================================================================

Report of Independent Auditors                                                 3-5

Consolidated Financial Statements:

   Balance Sheet as of December 31, 2003                                       6-7

   Statements of Operations for the years ended December 31, 2003 and 2002       8

   Statements of Stockholders' Equity and Comprehensive Income
      for the years ended December 31, 2003 and 2002                          9-11

   Statements of Cash Flows for the years ended December 31, 2003 and 2002   12-13

   Notes to Financial Statements                                             14-43

Report of Independent Certified Public Accountant

To the Board of Directors and Shareholders of Provo International, Inc.
   and Subsidiary Companies


We have audited the accompanying consolidated balance sheet of Provo International, Inc. and subsidiary companies as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Provo International, Inc. and subsidiary companies, at December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


Hernandez Marron y Cia S. C.



Bernardo Soto Penafiel, CPA
Partner


Mexico City, Mexico
April 2, 2004.

                                                    INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Frontline Communications Corporation

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficiency), and cash flows of Frontline Communications Corporation and Subsidiaries (the "Company") for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Frontline Communications Corporation and Subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

In April 2003, as discussed in the notes to consolidated financial statements, the Company entered into an agreement with the shareholders of Proyecciones y Ventas Organizadas, S.A. de C.V. ("Provo"), a corporation organized under the laws of the Republic of Mexico to acquire Provo. Upon completion of the transaction and the approval of the proposed stock conversion by the Company's shareholders, it is expected that the shareholders of Provo will control the Company.

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

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 20, 2003, except for Note 10,
as to which the date is April 3, 2003

                            Provo International, Inc.
                            and Subsidiary Companies

                                                      Consolidated Balance Sheet

================================================================================

December 31,                                                             2003
--------------------------------------------------------------------------------
ASSETS

Current assets:

Cash                                                                 $   106,025

Accounts receivable:
   Trade, net of allowance for doubtful accounts of $ 1,213,005        5,775,010
   Related parties (Note 12)                                             564,397
   Other                                                                 521,766
--------------------------------------------------------------------------------
Total accounts receivable                                              6,861,173

Value-added tax recoverable                                              531,711

Inventory                                                                811,934

Prepaid expenses                                                         348,172

Deferred income taxes (Note 10)                                          125,941
--------------------------------------------------------------------------------
Total current assets                                                   8,784,956

Property and equipment, net (Note 4)                                     406,387

Investment in nonproductive properties (Notes 3 and 5)                 1,955,012

Deferred income taxes (Note 10)                                           28,299

Goodwill (Note 2)                                                      5,343,741

Other assets                                                             388,473
--------------------------------------------------------------------------------

                                                                     $16,906,868
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt (Note 6)                     $ 1,548,837
   Payable under supplier credit facility (Note 5)                     6,940,363
   Related parties (Note 12)                                             901,267
   Accounts payable                                                    1,833,794
   Accrued expenses                                                      961,734
   Income taxes payable                                                  193,835
   Deferred revenue                                                      463,370
--------------------------------------------------------------------------------
Total current liabilities                                             12,843,200

                            Provo International, Inc.
                            and Subsidiary Companies

                                                      Consolidated Balance Sheet

================================================================================

December 31,                                                             2003
--------------------------------------------------------------------------------
Long-term debt, less current maturities (Note 6)                         685,772
--------------------------------------------------------------------------------
Total liabilities                                                     13,528,972

Minority interest                                                             49
--------------------------------------------------------------------------------

Commitments and contingencies (Note 7)

Stockholders' equity (Note 9)
   Preferred stock, $0.01 par value, 2,000,000 shares authorized.              -
   Series E Preferred stock, $0.01 par value, 86,555 shares
      issued and outstanding. Liquidation preference $866.                   866
   Common Stock, $0.01 par value, 100,000,000 shares authorized,
      28,960,449 issued, 28,530,148 outstanding                          289,604
   Additional paid-in capital                                         46,904,232
   Accumulated deficit                                               (42,715,222)
   Unamortized deferred consulting costs                                (145,191)
   Accumulated other comprehensive loss                                  (85,026)
   Treasury stock, at cost, 430,301 shares                              (871,416)
--------------------------------------------------------------------------------
Total stockholders' equity                                             3,377,847
--------------------------------------------------------------------------------

                                                                    $ 16,906,868
================================================================================

      The accompanying notes are an integral part of these financial statements.

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                           Consolidated Statements of Operations

================================================================================


Years ended December 31,                                                 2003         2002
----------------------------------------------------------------------------------------------
Revenue                                                              $58,287,790   $ 5,047,098

Operating costs and expenses:
   Cost of revenue (excludes cost of $165,572 and $175,238
      included in depreciation and amortization)                      54,167,532     2,493,337
   Selling, general and administrative (excludes equity related
      noncash compensation of $2,005,808 and $58,500)                  6,909,111     2,446,816
   Non-cash compensation                                               2,005,808        58,500
   Depreciation and amortization                                         556,657       745,135
----------------------------------------------------------------------------------------------
Total operating costs and expenses                                    63,639,108     5,743,788
----------------------------------------------------------------------------------------------

Operating (loss)                                                      (5,351,318)     (696,690)

Other income (expense):
   Interest income                                                        21,116         7,796
   Interest expense                                                     (660,238)      (95,417)
   Amortization of deferred financing costs and conversion benefit      (249,279)           --
   Other income (expenses), net                                          120,090        (3,214)
   Gain on assets transferred in settlement of supplier payables         116,020            --
   Gain on debt settlement                                               449,850            --
----------------------------------------------------------------------------------------------
Total other income (expenses), net                                      (202,441)      (90,835)
----------------------------------------------------------------------------------------------
Loss before income tax expense (benefit), and minority interest       (5,553,759)     (787,525)

Income tax expense (benefit) (Note 10)                                  (560,872)           --
----------------------------------------------------------------------------------------------
Loss before minority interest                                         (4,992,887)     (787,525)

Minority interest                                                         26,835            --
----------------------------------------------------------------------------------------------
Net (loss)                                                            (4,966,052)     (787,525)
Preferred dividends                                                      223,401       297,867
Deemed dividends                                                          59,573            --
----------------------------------------------------------------------------------------------
Net loss available to common shareholders                            $(5,249,026)  $(1,085,392)
----------------------------------------------------------------------------------------------
Weighted average common shares outstanding - basic and diluted         7,927,092     6,079,689
----------------------------------------------------------------------------------------------
Loss per common shares - basic and diluted                           $     (0.66)  $     (0.18)
==============================================================================================

      The accompanying notes are an integral part of these financial statements.

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                 Consolidated Statements of Stockholders' Equity

================================================================================

                                                      Preferred Stock         Common Stock
                                                    ------------------   ---------------------
                                                     Shares     Amount     Shares      Amount
----------------------------------------------------------------------------------------------
Balance at December 31, 2001                         527,100   $ 5,271    6,374,131   $ 63,741
Purchase of treasury stock, at
   cost (19,204 shares)
Common shares issued for services                                           183,333      1,833
Conversion of Series B preferred stock               (30,655)     (307)      69,485        695
Dividends on Series B preferred stock
Warrants issued with promissory notes payable
Net loss
----------------------------------------------------------------------------------------------
Balance at December 31, 2002                         496,445     4,964    6,626,949     66,269
Shares issued with bridge loan payable                                      333,333      3,333
Shares issued with debt settlement                                          250,000      2,500
Series C Preferred stock issued for Provo Mexico
   acquisition net of related cost $100,000          220,000     2,200
Series D Preferred stock issued to brokers in
   connection with Provo Mexico acquisition            8,000        80
Series D Preferred stock issued to officers and
   employees in connection with Provo Mexico
   Acquisition                                        27,500       275
Common shares and warrants issued for services                              426,117      4,261
Private sales of common shares                                            1,666,666     16,666
Warrants and discount on convertible promissory
   Note
Conversion of convertible promissory note to
   common shares                                                            307,104      3,071
Common shares issued upon exercise of warrants                               83,333        833
Conversion of Series C Preferred to Series E
   Preferred stock
Conversion Series B Preferred to common shares
   and related adjustment for dividends             (496,445)   (4,964)   1,985,780     19,858
Conversion Series D Preferred to common shares
   and related noncash compensation charge           (35,500)     (355)   3,550,000     35,500
Conversion of Series E Preferred to common shares   (133,445)   (1,334)  13,344,500    133,445
Payment of commitment fees in common shares                                 386,667      3,868
Amortization of deferred consulting costs
Dividends on Series B preferred stock
Deemed dividends on Series B preferred stock
Translation loss, net of tax
Net loss
----------------------------------------------------------------------------------------------
Balances as of December 31, 2003                      86,555   $   866   28,960,449   $289,604
==============================================================================================

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                 Consolidated Statements of Stockholders' Equity

================================================================================

                                                                       Total
Additional                    Treasury    Deferred                 Stockholders'
  Paid-in      Accumulated     Stock     Consulting   Translation      Equity
  Capital        Deficit      at Cost      Costs       Adjustment   (Deficiency)
--------------------------------------------------------------------------------
$36,106,148   $(36,380,804)  $(864,652)   $      --    $     --      $(1,070,296)

                                (6,764)                                   (6,764)
     56,667                                                               58,500
       (388)                                                                  --
                  (297,867)                                             (297,867)
     75,000                                                               75,000
                  (787,525)                                             (787,525)
--------------------------------------------------------------------------------
 36,237,427    (37,466,196)   (871,416)          --          --       (2,028,952)
    101,667                                                              105,000
     76,250                                                               78,750
  6,629,800                                                            6,632,000
    218,283                                                              218,363
       (275)                                                                  --
    290,489                                (294,750)                          --
    690,733                                                              707,399
     57,200                                                               57,200
    112,417                                                              115,488
      9,167                                                               10,000
                                                                              --
    565,947                                                              580,841
  1,821,105                                                            1,856,250
   (132,111)                                                                  --
    226,133                                                              230,001
                                            149,559                      149,559
                  (223,401)                                             (223,401)
                   (59,573)                                              (59,573)
                                                        (85,026)         (85,026)
                (4,966,052)                                           (4,966,052)
--------------------------------------------------------------------------------
$46,904,232   $(42,715,222)  $(871,416)   $(145,191)   $(85,026)     $ 3,377,847
================================================================================

      The accompanying notes are an integral part of these financial statements.

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                   Consolidated Statements of Comprehensive Loss

--------------------------------------------------------------------------------

Years ended December 31,                                                    2003
--------------------------------------------------------------------------------

================================================================================

--------------------------------------------------------------------------------
Net loss                                                            $(4,966,052)
Comprehensive income (loss):

   Translation gain (loss), net of taxes                                (85,026)
--------------------------------------------------------------------------------
Total comprehensive loss                                            $(5,051,078)
================================================================================

      The accompanying notes are an integral part of these financial statements.

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                           Consolidated Statements of Cash Flows

================================================================================

                           Increase (Decrease) in Cash

Years Ended December 31,                                                 2003         2002
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                              $(4,966,052)  $(787,525)
   Adjustments to reconcile net loss  to cash provided by (used in)
      operating activities:
         Minority interest                                                (26,835)         --
         Depreciation and amortization                                    556,657     745,135
         Debt discount amortization                                        39,488      16,667
         Amortization of deferred financing cost                          249,279          --
         Gain on debt settlement                                         (449,850)         --
         Non-cash compensation charge                                   2,005,808      58,500
         Deferred income taxes                                           (573,621)         --
         Loss on disposal of property and equipment                            --       3,214
Changes in operating assets and liabilities:
   Accounts receivable                                                  1,112,678      51,860
   Value-added tax recoverable                                             18,753          --
   Inventory                                                              908,359          --
   Prepaid expenses and other                                             197,169     (24,755)
   Other assets                                                           201,467      (4,488)
   Accounts payable and accrued expenses                                  965,363    (390,355)
   Deferred revenue                                                       (61,368)    (90,612)
   Income taxes payable                                                    10,685          --
---------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                       187,980    (422,359)
---------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
   Acquisition of property and equipment                                  (11,691)    (14,895)
   Proceeds from disposal of property and equipment                            --       5,000
   Acquisition of Provo, including $100,000 expenses related to
      issuance of common stock, net of cash acquired $345,137            (254,863)         --
---------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (266,554)     (9,895)
---------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
   Principal payment on long-term debt                                   (378,234)   (155,014)
   Proceeds of private sale of notes payable                              100,000     200,000
   Proceeds from private sale of common stock                             717,400          --
   Payments to acquire treasury stock                                          --      (6,764)
   Supplier credit facility                                              (422,091)         --
   Net proceeds from bridge loan                                          465,587          --
   Sellers settlement and repayment of bridge loan                       (421,539)         --
---------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                        61,123      38,222

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                           Consolidated Statements of Cash Flows

================================================================================

                           Increase (Decrease) in Cash

Years Ended December 31,                                                 2003         2002
---------------------------------------------------------------------------------------------
Effects on cash of changes in foreign currency exchange rate              (85,026)         --
---------------------------------------------------------------------------------------------
Net (decrease) in cash                                                   (102,477)   (394,032)
Cash, beginning of year                                                   208,502     602,534
---------------------------------------------------------------------------------------------
Cash, end of year                                                     $   106,025   $ 208,502
---------------------------------------------------------------------------------------------
Supplemental cash flow data:
   Interest paid                                                      $   410,000   $  83,000
   Income tax paid                                                         73,000          --
---------------------------------------------------------------------------------------------
      Warrants issued with promissory notes payable                                    75,000
      Dividends on Series B preferred stock accrued                       223,401     297,867
      Common stock issued for services                                  2,005,808      58,500
      Dividends on Series B preferred stock paid in common shares         580,841
      Gain on assets transferred in settlement of supplier payables       116,020
      Payment of debt in common stock                                      78,750
      Payment of commitment fees in common stock                          230,001
      Fair value of preferred shares issued for acquisition             6,950,363
      Value of shares issued in connection with bridge loan payable       102,000

=============================================================================================

      The accompanying notes are an integral part of these financial statements.

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

1.   Summary of Significant      Nature of Operations & Basis of Presentation
     Accounting Policies
                                 Provo International, Inc. ("Provo" or the
                                 "Company") operates in two segments: Internet business in the United States and sale and distribution of prepaid phone cards in Mexico.
                                 In December 2003, the Company changed its name from Frontline Communications Corporation to
                                 Provo International, Inc.

                                 On April 3, 2003 the Company completed the acquisition (see Note 2) of all of the issued and outstanding stock of Proyecciones y Ventas Organizadas S.A de C.V., a corporation organized under the laws of the Republic of Mexico ("Provo Mexico"). Provo Mexico and its subsidiaries are engaged in selling and distribution of prepaid calling cards and cellular airtime in Mexico for Telefonos de Mexico, S.A. ("Telmex") and Radiomovil Dipsa, S.A. de C.V. ("Telcel"), telephone communications companies operating in Mexico.

                                 The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated.

                                 Management's estimates and assumptions

                                 In preparing the consolidated financial
                                 statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results could differ if the estimates are not accurate. Many of the Company's estimates and assumptions used in the financial statements are related to the Company's industry, which is subject to rapid technological change. It is reasonably possible that changes may occur in the near term that would affect management's estimates with respect to the carrying values of property and equipment and intangibles.

                                 Allowance for Doubtful Accounts

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

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

                                 The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer's credit could have a material effect on the Company's results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

                                 Inventory

                                 Inventory consists of prepaid phone cards purchased for resale. Inventory is valued at the lower of cost ("first-in, first-out") or market.

                                 Investment in Nonproductive Properties

                                 Consist of real estate properties purchased or acquired in settlement of trade accounts receivable, and are valued at the lower of cost or market. (See Notes 3 and 12).

                                 Property and equipment

                                 Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is computed over the estimated useful lives of the assets by the straight-line method.

                                 Intangible Assets

                                 Intangible assets include goodwill, the excess of the cost of purchased businesses over the fair value of the net assets acquired, and purchased customer bases. On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized through the statement of operations, but instead tested for impairment at least annually. For purchased customer bases, amortization was computed using the straight-line basis over three years. Purchased customer bases were fully amortized at December 31, 2002 and the amortization expense for the year ended December 31, 2002 amounted to $140,738.

                                 Long-lived Assets

                                 Long-lived assets, such as property and
                                 equipment, intangibles and customer bases, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value.

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

                                 Foreign currency translation

                                 The Company has determined that the Mexican
                                 Peso is the functional currency for its
                                 subsidiaries' operations in Mexico. Assets and liabilities denominated in the Mexican Peso are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. The net exchange differences resulting from these translations are recorded as a separate component of shareholders' equity accumulated other comprehensive income (loss), which is excluded from net income (loss).

                                 Fair Market Value of Financial Instruments

                                 The Company's financial instruments consist of accounts receivable, creditor facility payable, notes payable and long-term debt. The carrying value of accounts receivable approximates market value because of their short-term maturity and because the carrying value reflects a reasonable estimate of losses for uncollectible accounts. The carrying value of notes payable, creditor facility payable, and long-term debt approximates market value as the interest rates on substantially all of the Company's borrowings are adjusted regularly to reflect current market rates.

                                 Revenue recognition

                                 Revenues from the sale of prepaid phone cards are recorded when the phone cards are delivered to the purchaser.

                                 Monthly subscription service revenue for
                                 Internet access is recognized over the period in which services are provided. Fee revenue for Web site development and Internet Web site presence services are recognized as services are performed. Deferred revenue represents prepaid access fees by subscribers.

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

                                 Income taxes

                                 Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets to the extent realization is not judged to be more likely than not.

                                 Stock-Based Compensation

                                 Statement of Financial Accounting Standards
                                 ("SFAS") No. 123, "Accounting for Stock-Based Compensation", set forth accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, the Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations by recording compensation expense for the excess of fair market value over the exercisable price per share, as of the date of the grant, in accounting for its stock options.

                                 Advertising

                                 All costs associated with advertising services are expensed in the period incurred. Advertising expense was approximately $18,000 and $43,000 for the years ended December 31, 2003 and 2002, respectively.

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

                                 Loss per Share

                                 The Company follows the guidelines of SFAS No. 128, "Earnings per Share", which provides for the calculation of "basic" and "diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur through the effect of common shares issuable upon exercise of stock options and warrants and convertible securities. Potential common shares have not been included in the computation of diluted EPS for the years ended December 31, 2003 and 2002 since the effect would be antidilutive. At December 31, 2003, there were 5,107,467 options and warrants outstanding and preferred stock convertible into 8,655,500 shares of common stock that could potentially dilute basic EPS in the future.

                                 SFAS No. 123 requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company's stock options had been determined in accordance with the fair-value-based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the date of the grant using the Black Scholes option-pricing model. No stock options were issued to employees during 2002 and 2003. Accordingly, no Black Scholes assumptions were used in 2002 and 2003.

                                 Under the accounting provisions of SFAS No.
                                 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                 -----------------------------------------------------------
                                               Year ended December, 31               2002
                                 -----------------------------------------------------------
                                 Net loss available to common stockholders:
                                 As reported                                     $(1,085,392)
                                 Stock-based compensation using the fair value       (55,991)
                                 method
                                 -----------------------------------------------------------
                                 Pro forma                                       $(1,141,383)
                                 Net loss per share (basic and diluted):
                                 As reported                                           (0.18)
                                 Pro forma                                             (0.19)
                                 ===========================================================


                                 New accounting pronouncements

                                 In April 2002, the FASB issued SFAS No. 145,
                                 Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. We adopted No. 145 on January 1, 2003. The adoption of this statement did not have a material effect on our consolidated financial statements.

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

                                 In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. We have not elected to adopt the transition to fair value method provisions of this Statement.

                                 In May 2003, the FASB issued SFAS No. 149,
                                 "Amendment of Statement 133 on Derivative
                                 Instruments and Hedging Activities. "SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not engage in hedging activities and, accordingly, the adoption of this Statement did not have an impact on our financial statements.

                                 In May 2003, the FASB issued SFAS No. 150
                                 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability (or Asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective and adopted by the Company on July 1, 2003. As we have no such instruments, the adoption of the Statement did not have an impact on our financial condition or results of operations.

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

                                 In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to a variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The adoption of this Interpretation did not have a material impact on our financial condition or results of operations.

2.   Acquisition                 In April 2003, the Company entered into an
                                 amended and restated stock purchase agreement with the two stockholders of Proyecciones y
                                 Ventas Organizadas, S.A de C.V., a corporation organized under the laws of the Republic of Mexico to acquire from them all the issued and outstanding shares of Provo Mexico. As consideration, the Company issued 220,000 shares of its Series C Convertible Preferred
                                 Stock ("Series C Preferred") to the two
                                 stockholders of Provo Mexico ("Sellers").

                                 Each share of Series C Preferred was to
                                 automatically convert into 100 shares of the Company's common stock after the transaction was approved by the Company's shareholders. In connection with the transaction, the Company required shareholder approval for (i) issuance of common stock upon conversion of Series C Preferred, (ii) an increase in authorized common stock to 75,000,000 shares, and (iii) a reverse split of all of the issued and outstanding shares of common stock.

                                 In November 2003, the Company issued 220,000 shares of its Series E Convertible Preferred Stock ("Series E Preferred") to the former stockholders of Provo Mexico in exchange for their shares of Series C Preferred. The Series E Preferred is similar to the Series C Preferred except for the provision in Series E Preferred that precludes the holders from any conversion into the Company's common stock that will result in their ownership of greater than 49.5% of the Company's outstanding common stock.

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

                                 In connection with the acquisition, the Company issued 35,500 Series D Convertible Preferred Stock ("Series D Preferred"), including 27,500 shares to officers and employees and 8,000 shares to brokers and finders. Each share of Series D Preferred can be converted into 100 shares of the Company's common stock after shareholder approval is obtained for (i) the issuance of the shares of common stock upon conversion of the Series D Preferred, (ii) an increase in the Company's authorized common stock to 75,000,000 and (iii) a reverse split of the common stock.

                                 In December 2003, the Company's shareholders approved the issuance of shares of the Company's common stock upon conversion of Series E Preferred and Series D Preferred and a two-for -three reverse split of the Company's common stock. In accordance therewith, 133,445 of the outstanding shares of Series E Preferred were converted into 13,344,500 shares of common stock ( and the remaining 86,555 shares of Series E Preferred remain outstanding) and all the 35,500 outstanding shares of Series D Preferred were converted into 3,550,000 shares of common stock. (See Note 9)

                                 The purchase price for accounting purposes is established using the fair market value of 22,000,000 shares of the Company's common stock (issued upon conversion of 220,000 shares of Series E Preferred issued to the Sellers) valued at $0.306. This represented an eleven trading day average quoted market price of the Company's stock, which included the day the acquisition was signed and announced, five days prior to the announcement and five days following the announcement.

                                 Fair value of common stock issued upon
                                 conversion of:

                                 Year ended December 31,                                  2003
                                 ----------------------------------------------------------------
                                 Series C Preferred                                    $6,732,000
                                 Acquisition related costs
                                    Fair value of 800,000 shares of common stock
                                    issued upon conversion of 8,000 shares of
                                    Series D Preferred issued to brokers and finders      218,363
                                    Other transaction costs                               500,000
                                 ----------------------------------------------------------------
                                 Total purchase price                                  $7,450,363
                                 ----------------------------------------------------------------

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

                                 A summary of assets acquired, liabilities assumed and resulting goodwill is as follows:

                                 Year ended December 31,                                             2003
                                 ---------------------------------------------------------------------------
                                 Fair value of Provo Mexico's assets                            $ 13,315,129
                                 Fair value of Provo Mexico's liabilities and minority interest  (11,208,507)
                                 Goodwill                                                          5,343,741
                                 ---------------------------------------------------------------------------
                                 Total purchase price                                           $  7,450,363
                                 ---------------------------------------------------------------------------

                                 The Company has adopted Statement of Financial Accounting Standard No. 142," Goodwill and Other Intangible Assets" ("SFAS NO. 142"). In accordance with the statement, goodwill associated with this transaction will not be amortized, but will be periodically assessed for impairment. Such an assessment will be made at least on an annual basis.

                                 The accompanying pro forma operating statements are presented as if the Provo Mexico acquisition occurred on January 1, 2002. The pro forma information is unaudited and is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisition had been completed as of January 1, 2002 and neither is it necessarily indicative of the results of operations for future periods.

                                 Year ended December 31,                          2003          2002
                                 -----------------------------------------------------------------------
                                 Revenues                                     $77,837,080   $106,597,756
                                 Net loss available to common shareholders     (3,345,483)    (2,482,738)
                                 Net loss per share - basic and diluted       $     (0.10)  $      (0.08)
                                 -------------------------------------------------------------------

                                 The weighted average number used to calculate the net loss per share includes 22,000,000 shares of common stock to be issued upon conversion of 220,000 shares of Series C Preferred issued in connection with the Provo Mexico acquisition and 3,550,000 shares of common stock to be issued upon conversion of 35,500 shares of Series D Preferred issued to officers, employees, brokers and finders in connection with the Provo Mexico acquisition.

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

                                 In June 2003, the Company's Mexican subsidiary purchased the minority owners' shares in two of its subsidiaries for a nominal amount.

3.   Investment in               The Company has purchased or obtained real
     Nonproductive Properties    estate as part of accounts receivable
                                 settlements reached with some of its customers.
                                 As of December 31, 2003, these real estate properties are as follows:

                                 December 31,                            2003
                                 -----------------------------------------------
                                 San Gabriel Ranch in Mexico          $  422,566

                                 Undeveloped property in Ocampo
                                    County in Tamaulipas, Mexico       1,532,446
                                 -----------------------------------------------
                                 Total                                $1,955,012
                                 -----------------------------------------------

                                 On September 28, 2000, the Company purchased from a non-related party the San Gabriel undeveloped property located in Ciudad del Maiz county State of San Luis Potosi, Mexico, for $422,566 (4,000,000 Mexican Pesos).

                                 In March 2003, the Company acquired (see
                                 Note 12) an undeveloped property located in Ocampo County in Tamaulipas State in Mexico, from a related party. This property is currently securing a line of credit with Telmex (see Notes 5 and 13).

4.   Property and Equipment      Major classes of property and equipment at
                                 December 31, 2003 together with their estimated useful lives, consisted of the following:

                                                                                Estimated
                                                                               useful life
                                 December 31,                        2003        (years)
                                 ---------------------------------------------------------
                                 Computer and office equipment   $ 2,738,052        3 to 5
                                 Furniture and fixtures              246,121       5 to 10
                                 Transportation equipment            180,896             4
                                 Leasehold improvements              149,365    Lease term
                                 ---------------------------------------------------------
                                                                   3,314,434
                                 Less accumulated depreciation    (2,908,238)
                                 ---------------------------------------------------------
                                 Net property and equipment      $   406,387
                                 =========================================================

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

5.   Payable Under Supplier      Provo Mexico has relied on Telmex to finance
     Credit Facility             its inventory purchases, with a line of credit
                                 of approximately $12,315,000 (127,000,000
                                 Mexican Pesos). Various non-operating
                                 properties owned by Provo Mexico, properties owned by the majority shareholder's family and properties of related parties, have been pledged to guarantee Provo Mexico's credit line with Telmex. As of December 31, 2003, the outstanding balance with Telmex is as follows:

                                 December 31,                            2003
                                 -----------------------------------------------
                                 Short-term financing                 $6,940,363
                                 -----------------------------------------------
                                 Total short-term                     $6,940,363
                                 ===============================================

                                 Prior to the Company's acquisition of Provo
                                 Mexico, Provo Mexico had entered into a
                                 settlement and restructuring agreement with
                                 Telmex. In connection therewith, Telmex
                                 acquired Provo Mexico's corporate office in Mexico City and certain investments in non-producing real estate in consideration for amounts due under the supplier credit facility. In addition, Telmex renegotiated the terms of the remaining balance due by Provo Mexico (see Notes 5 and 13).

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

                                      At the time of its acquisition by the
                                      Company in April 2003, Provo Mexico had an agreement with Telmex to pay a balance due of $7,787,870 (80,312,406 Mexican
                                      Pesos) as follows:

                                      a.   $3,878,788 (40,000,000 Mexican
                                           Pesos), due and payable on or before
                                           September 9, 2003; bearing interest
                                           at TIIE times 1.3.

                                      b.   $3,909,082 (40,312,406 Mexican
                                           Pesos), is payable in 54 equal
                                           monthly payments, due and payable by
                                           Provo to Telmex commencing on July
                                           10, 2003 with a final due date on
                                           January 10, 2008, bearing interest at
                                           TIIE times 1.3.

                                 Should Provo default on payment, the
                                 outstanding balance would bear default interest at TIIE multiplied by 1.8. In the case of default by Provo, Telmex could demand acceleration of the outstanding balance.

                                 As of December 31, 2003, Provo Mexico has not made any payments due under the settlement agreement and the balance due at December 31, 2003 includes $154,382 of accrued and unpaid interest.

                                 At December 31, 2003, the applicable TIIE interest rate, payable by Provo, was 6.3% per annum.

                                 In September 2003, Provo Mexico and
                                 Telmex entered into an amendment to the
                                 settlement agreement, whereby Telmex agreed to increase the value assigned to certain of the properties previously transferred by Provo Mexico to reduce Provo Mexico's indebtedness by $721,000. The gain resulting from the reduction of the indebtedness was recognized during the three months ended September 30, 2003.

                                 On April 7, 2004, Provo Mexico reached
                                 an agreement with Telmex to liquidate
                                 its entire payable due of $6,940,363
                                 to Telmex under the credit facility
                                 (See Note 13). In connection  with the
                                 negotiations, Telmex informed Provo Mexico that it was not recognizing the previous credit of $721,000 agreed to in September 2003 because Provo Mexico had not met certain conditions under which that credit was to be honored. Accordingly, Provo Mexico agreed to forego the $721,000 credit previously applied against its liability to Telmex and reversed, in the quarter ended December 31, 2003, the gain recognized in the quarter ended September 30, 2003.

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

6.   Long-term Debt

                                 Long-term debt consisted of the following at December 31, 2003

                                 December 31,                            2003
                                 -----------------------------------------------
                                 Bridge loan payable (1)              $  328,460
                                 Capital lease obligations (2)           114,453
                                 Promissory notes payable (3)            166,667
                                 Due to banks  (4)                     1,625,029
                                 -----------------------------------------------
                                                                       2,234,609
                                 Less current portion                  1,548,837
                                 ===============================================
                                 Long term                            $  685,772

                                 (1)  In April 2003, the Company borrowed
                                      $550,000 from an unaffiliated entity and issued a secured promissory note to the lender. The note bears interest at the rate of 14% per annum and is secured by substantially all of the Company's assets. Two officers of the Company have pledged shares of the Company's common stock owned by them to the lender as additional collateral for the loan. The note was payable in July of 2003 and by mutual agreement, the repayment date was extended to January of 2004. The Company repaid $221,540 of the balance prior to December 31, 2003 and the balance was repaid in January of 2004. In connection with the financing, the Company issued 333,333 shares of common stock (fair market value of $105,000) to the lender as additional consideration. In addition, the Company incurred approximately $84,413 in related expenses. The aggregate amount of $189,413 was deferred as financing costs and was amortized over the initial term of the note.

                                 (2)  The Company leases computer and other
                                      equipment under capital leases. The assets acquired under the capital leases have a cost of approximately $1,155,000 and accumulated depreciation of approximately $1,079,000. The interest rates on the capital leases range from 14% to 18% per annum.

                                 (3)  In June 2002, the Company completed a
                                      private placement of 8% promissory notes and received proceeds of $200,000 (including $50,000 from officers and directors). The promissory notes bear interest at 8% and mature in three years from the date of issuance.

                                      The Company issued to the note holders
                                      warrants to purchase an aggregate of
                                      666,667 shares of its common stock at an exercise price of $.12 per share. From the proceeds, $75,000 was allocated as the value of the warrants and is recorded as a discount on the notes payable in the accompanying consolidated balance sheet. The discount is being amortized as additional interest over

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

                                      the terms of the promissory notes. At
                                      December 31, 2003, the promissory notes
                                      payable included on the accompanying
                                      consolidated balance sheet amounting to
                                      $166,667 are net of unamortized discounts of $33,333. The fair value of the notes approximates the carrying amount based on rates available to the Company.

                                 (4) Due to Banks consisted of the following at December 31, 2003

                                            December 31,                  2003
                                 -----------------------------------------------
                                 Provo
                                    BBVA Bancomer, S.A. (a)           $  357,149
                                    BBVA Bancomer, S.A. (b)              375,007
                                    BBVA Bancomer, S.A. (c)              535,724
                                 ProvoDF
                                    SCOTIABANK Inverlat, S.A. (d)        357,149
                                 -----------------------------------------------
                                                                      $1,625,029
                                 ===============================================

                                      (a)  In September 2002, Provo Mexico
                                           entered into a $ 357,149 (4,000,000
                                           Mexican Pesos) revolving credit
                                           arrangement with BBVA Bancomer, S.A.
                                           secured by real estate of the former
                                           Provo Mexico's shareholder's family.
                                           The interest on the line of credit
                                           is TTIE plus 4% (10.3% at December
                                           31, 2003). The line is due and
                                           payable in full in September 2005.

                                      (b) In September 2002, Provo Mexico
                                          entered into a $ 535,724 (6,000,000
                                          Mexican Pesos) revolving credit
                                          arrangement with BBVA Bancomer, S.A.
                                          secured by real estate of the former
                                          Provo Mexico's shareholder's family.
                                          The interest on the line of credit is
                                          TTIE plus 4% (10.3% at December 31,
                                          2003). The credit agreement requires
                                          Provo Mexico to make a monthly payment
                                          of $8,928 (100,000 Mexican Pesos)
                                          during the first 12 months that the
                                          loan remains outstanding, and to make
                                          monthly payment of $17,856 (200,000
                                          Mexican Pesos) during the subsequent
                                          24 months that the loan remains
                                          outstanding. The balance of the loan
                                          is due and payable in

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

                                          full in September 2005.

                                      (c) In June 2001, Provo Mexico entered
                                          into a $ 535,724 (6,000,000 Mexican
                                          Pesos) revolving credit arrangement
                                          with BBVA Bancomer, S.A. secured by
                                          real estate of the former Provo
                                          Mexico's shareholder's family. The
                                          interest on the line of credit is TTIE
                                          plus 4% (10.3% at December 31, 2003).
                                          The line is due and payable in full
                                          in June 2004.

                                      (d) In June 2001, Provo Mexico entered
                                          into a $446,437 (5,000,000 Mexican
                                          Pesos) revolving line of credit with
                                          Scotiabank Inverlat, S.A. The loan is
                                          payable in full in July 2004. The
                                          interest on the line of credit is TIIE
                                          plus 3.5% (9.8 % at December 31,
                                          2003). The loan is personally
                                          guaranteed by the former shareholder
                                          of Provo Mexico and secured by real
                                          estate of the former Provo Mexico's
                                          shareholder's family.

                                 The principal payments of long-term debt are as follows:

                                 Year ended December 31,                Amount
                                 -----------------------------------------------
                                 2004                                $1,548,837
                                 2005                                   685,772
                                 -----------------------------------------------
                                                                     $2,234,609
                                 ===============================================

                                 In April 2003, the Company paid $200,000 to settle a promissory note, issued as part of a business acquisition, in the principal amount of $728,600. The balance of the promissory note was settled through issuance of 250,000 shares of the Company's common stock (fair market value of approximately $78,750) to the promissory note holders. Upon settlement, the Company recognized a gain on debt settlement of approximately $449,850.

                                 In July 2003, the Company sold to an
                                 unaffiliated entity a convertible promissory
                                 note in the principal amount of $110,000. The note holder had the option to convert the principal amount of the note into shares of the Company's common stock at a conversion price of $.38 per share. In

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

                                 connection with the sale, the Company issued to the note holder warrants to acquire 146,667 shares of its common stock at an exercise price of $0.63. Based on the fair value of the Company's common stock and warrants at the date of issuance, approximately $57,200 was allocated as the value of the conversion feature. In November of 2003, the note holder converted the note into 307,104 shares of Company's common stock and upon conversion the unamortized discount on the note was charged to operations.

7.   COMMITMENTS AND             The Company rents office space and equipment
     CONTINGENCIES:              under operating lease agreements expiring at
                                 various dates through 2006

                                 Future minimum rental payments required under operating leases are approximately as follows:

                                 Year ending December 31,
                                 -----------------------------------------------
                                 2004                                   $112,711
                                 2005                                    102,125
                                 2006                                     72,750
                                 2007
                                 2008
                                 2009 and thereafter
                                 -----------------------------------------------
                                                                        $287,586
                                 ===============================================

                                 Rental expense was approximately $335,000 and $341,000 for the years ended December 31, 2003 and 2002, respectively.

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

8.   STOCK OPTIONS               The Company has a stock option plan (the
                                 "Plan") which authorizes the issuance of incentive options and nonqualified options to purchase up to 2,000,000 shares of common stock. The Plan has a 10-year term. The board retained the authority to determine the individuals to whom, and the times at which, stock options would be granted, along with the number of shares, vesting schedule and other provisions related to the stock options.

                                 A summary of the status of the Company's stock option plan as of December 31, 2003 and 2002, and changes during the years ended on those dates, is presented below:

              December 31,                          2003                          2002
--------------------------------------------------------------------------------------------------
                                                    Weighted-average              Weighted-average
                 Concept                  Shares      Exercise Price    Shares     Exercise Price
--------------------------------------------------------------------------------------------------
Outstanding at beginning of year          859,333        $4.22          972,600         $4.01
   Granted
   Forfeited                             (180,800)        4.32         (113,267)         2.52
--------------------------------------------------------------------------------------------------
   Outstanding at end of year             678,533        $4.19          859,333         $4.22
--------------------------------------------------------------------------------------------------
   Options exercisable at year-end        678,533        $4.19          859,333         $4.22
--------------------------------------------------------------------------------------------------
Weighted-average fair value of options
   granted during the year                     --        $  --               --         $  --
==================================================================================================

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

                                 The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

                                                     Options Outstanding and Exercisable
                                                   ---------------------------------------
                                                       Number                    Weighted-
                                                   Outstanding at   Remaining     average
                                    Range of        December 31,   Contractual    Exercise
                                 Exercise Prices        2003          Life         Price
                                 ---------------------------------------------------------
                                 $0.23 to $1.00        330,000      2.1 years      $0.47
                                 $2.00 to $6.00        166,667            1.4       2.93
                                 $6.01 to $9.00        283,200             .9       7.74
                                 $9.01 to $10.13        48,667             .1       9.15
                                 ---------------------------------------------------------
                                                       678,533                     $4.19
                                 =========================================================

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

9.   Stockholders'               In December 2003, the Company's stockholders
     Equity                      approved a two-for-three reverse split of the
                                 Company's common stock. All data relating to the number of shares and per share amounts presented in these financial statements have been retroactively adjusted in order to reflect the reverse split.

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

                                 In connection with the Provo acquisition, the Company issued 220,000 shares of Series C Preferred to the Sellers and issued 35,500 Series D Preferred, including 27,500 shares to officers and employees and 8,000 shares to brokers and finders. Each share of both the classes of preferred shares automatically converts into 100 shares of the Company's common stock after the Company's shareholders approve the conversion. In November 2003, the Company issued 220,000 shares of its Series E Convertible Preferred Stock ("Series E Preferred") to the former stockholders of Provo in exchange for their shares of Series C Preferred. The Series E Preferred is similar to the Series C Preferred except for the provision in Series E Preferred that precludes the holders from any conversion into the Company's common stock that will result in their ownership of greater than 49.5% of the Company's outstanding common stock. The par value and the liquidation preference of each share of Series C Preferred, Series D Preferred and Series E Preferred are $.01.

                                 In December 2003, the Company's shareholders approved the conversion of 35,500 outstanding shares of Series D Preferred into 3,550,000 shares of common stock and 133,445 of the 220,000 outstanding shares of Series E Preferred were converted into 13,344,500 shares of common stock (and the remaining 86,555 shares of Series E Preferred stock remains outstanding art December 31, 2003).

                                 In the accompanying consolidated financial statements the value of the outstanding Series C Preferred and Series D Preferred issued to brokers and finders is determined based on the Company's common share price of $0.306 per share (see Note 2) and by applying the ratio in which Series E Preferred and Series D Preferred can be converted into shares of common stock. Accordingly, 220,000 outstanding shares of Series C are valued at $6,732,000 and the 8,000 shares of Series D Preferred are valued at $218,363.

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

                                 The fair value of the common shares to be issued upon conversion of 27,500 shares of Series D shares issued to officers and employees at the time of the Company's shareholders approval of the conversion was $1,856,250. Accordingly, non cash compensation expense for the fair value of the shares issued was charged to operations

                                 In December 2003, the Company's shareholders approved the conversion of all 496,445 outstanding shares of Series B Convertible Redeemable preferred stock into 1,985,780 shares of common stock. The fair value of the common stock transferred to Series B convertible preferred stockholders exceeds the aggregate fair value of the common stock issuable pursuant to the original conversion and dividend terms by $59,573. The excess consideration is treated as expense ("Deemed dividends") and charged to retained earnings. Upon payment of dividends in shares of common stock, $521,268 of accrued unpaid dividends was adjusted as additional paid in capital.

                                 In December 2003, the Company's shareholders approved an amendment to the Certificate of Incorporation of the Company increasing the number of authorized shares of common stock to 100,000,000 shares.

                                 In 2003, the Company sold through private placements 1,666,666 shares of its common stock and received net proceeds of $707,400. In addition, the Company issued warrants to acquire 3,350,000 shares of its common stock at an exercise price ranging from $.01 to $.60. The warrants expire at various dates through September 2008.

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

                                 In 2003, the Company entered into consulting agreements with five consultants and issued them an aggregate of 426,117 shares of common stock and warrants to 100,000 shares of its common stock. Based on the fair value of the common shares and warrants (using the Black Scholes option-pricing model), the aggregate consulting costs approximated $294,750 and is being charged to operations over the term of the respective consulting agreements. The unamortized balance of the consulting costs at December 31, 2003 was $145,191.

                                 In 2003, the Company issued 333,333 shares of its common stock in connection with a borrowing, issued 250,000 shares of common stock for a settlement of a debt and issued 307,104 shares of common stock upon conversion of a convertible promissory note. (see Note
                                 6). In addition, the Company issued 83,333 shares of common stock upon exercise of warrants.

                                 In 2003, the Company entered into agreements with two placements agents for additional financing. Pursuant to the terms of the agreement, the Company issued 386,667 shares of its common to the agents as a commitment fee. The commitment fee costs, based on the fair value of the shares issued, approximating $230,000 are deferred and included as other assets at December 31, 2003.

                                 In April 2000, the Company's board of
                                 directors authorized the Company to purchase up to $1,000,000 worth of its common stock from time to time, as the Company deems appropriate, through open market purchases or in privately negotiated transactions. As of December 31, 2003, the Company had acquired 275,955 shares of common stock for an aggregate consideration of approximately $607,000.

                                 In 2002, the Company entered into two
                                 consulting agreements and issued to the
                                 consultants an aggregate of 183,333 shares of common stock as consideration for the services rendered by the consultants. Accordingly, $58,500, representing the fair value of the shares issued, was charged to operations.

                                 In June 2002, the Company issued, in a private sale of 8% promissory notes, warrants to purchase an aggregate of 666,667 shares of its common stock at an exercise price of $.12 per share.

                                 During 2002, the Company issued 69,485 shares of common stock upon conversion of 30,655 shares of Series B Convertible Redeemable preferred stock.

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

                                 At December 31, 2003, warrants to purchase
                                 4,423,334 shares of common stock were
                                 outstanding and exercisable at prices ranging between $.01 to $12.75 per share, expiring at various times through 2008.


10.  INCOME TAXES:

                                 The components of (loss) before the provision for (benefits of) income taxes are as follows:

                                           Year ended December 31
                                           2003                  2002
United States                          ($2,597,783)            ($787,525)
Mexico                                  (2,955,976)                    -
                                       =============           ----------
                                       ($5,553,759)            ($787,525)
                                       =============           ==========


                                 The provision (benefit) for income tax for the years ended December 31 are as follows:

                                             2003                                2002
                                          US      Mexico       Total          US       Mexico   Total
Current                                    -       $12,748      $12,748        -         -       -
Deferred                                   -      (573,620)    (573,620)       -         -       -
                                         --------------------------------    ------------------------
Total                                      -      (560,872)    (560,872)       -         -       -
                                         ================================    ========================

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

                                 A reconciliation of the statutory rate to effective income tax rate for the years ended December 31, are as follows:

                                              2003                    2002
Statutory rate                               (34.0)%                 (34.0%)
Recognition of effects of inflation            2.7%
Non deductible expenses                        1.1%
Utilization of tax loss carryforwards          4.3%
Increase in valuation allowance               15.8%                   34.0%


                                             -------                 ------
                                             (10.1)%                   0.0%
                                             =======                 ======


                                 The deferred taxes resulting from timing differences at December 31, 2003 are as follows:

                                             US      Mexico          Total
Deferred income taxes current:
    Inventories                              $0     ($267,938)     ($267,938)
    Restructuring expenses                    0           766            766
    Allowance for bad debts                   0       393,113        393,113
                                            ----------------------------------
Net deferred income tax assets
 current                                     $0      $125,941       $125,941
                                            ----------------------------------


Long-term deferred income taxes
   Property and equipment                               28,299         28,299
   Tax loss carryforward                7,990,000      330,018      8,320,018
  Allowance for tax loss
   carryforward                        (7,990,000)    (330,018)    (8,320,018)


                                      ----------------------------------------
Total long-term deferred tax
 assets                                    $0          $28,299        $28,299
                                      ========================================

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

United States

                                 The Company had net operating loss
                                 carryforwards of approximately $23,500,000 at December 31, 2003, which expire through 2023. The tax benefit of these losses has been completely offset by a valuation allowance due to the uncertainty of its realization.

                                 Internal Revenue Code Section 382 provides for limitations on the use of net operating loss carryforwards in years subsequent to a more than 50% change in ownership (as defined by Section 382), which limitations can significantly impact the Company's ability to utilize its net operating loss carryforwards. As a result of the sale of the preferred shares in the public offering in February and March 2000, changes in ownership may have occurred which might result in limitations on the utilization of the net operating loss carryforwards. The extent of any limitations as a result of changes in ownership has not been determined by the Company.


          Mexico Taxable income differs from accounting income due to permanent differences, principally on items reflecting the effects of inflation, and on non-deductible expenses and to timing differences affecting accounting and taxable income in different periods.

                                 In accordance with Mexico's current Income Tax Law, the income tax rate is 34% for 2003, 33% for 2004 and 32% for 2005 and subsequent years.

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

                                 In accordance with Mexico's Income Tax Law, tax losses are subject to restatement by inflation and may be carried forward against future taxable income over the 10 years following their generation. As of December 31, 2003, the Company's restated cumulative tax loss carryforwards were as follows:

--------------------------------------------------------------------------------
Fiscal year                                   Amount         Expiration Year
--------------------------------------------------------------------------------
2001                                        $  140,079              2011
2003                                           891,229              2013
--------------------------------------------------------------------------------
                                            $1,031,308
================================================================================

                                 The determination of deferred income taxes was made through the assets and liabilities method, which recognizes the income tax effects of the differences in bases of assets and liabilities between financial accounting and accounting for tax reporting purposes. The tax rates used to compute deferred taxes on those temporary differences are the rates expected to apply when such differences are recovered or settled.

                                 In accordance with Mexico's Income Tax Law, if, in any given year, the Company is subject to tax on assets in excess of the amount of income tax payable, this excess may be used to offset income taxes payable in excess of tax on assets payable in any of the ten years following such year. As of December 31, 2003, the Company did not have any excess of tax on assets.

                                 Provo Mexico and its subsidiaries do not file consolidated returns for Mexican tax purposes.

11.  Segment Information         The Company reports its operations in two
                                 segments: Internet business in the U.S.A and sale and distribution of prepaid phone cards in Mexico

                                 The Company's Internet business provides
                                 Internet access, web hosting, website design and related services to residential and business customers.

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

                                 The Company's Mexican subsidiary sells and distributes prepaid phone cards in Mexico for Telmex and Telcel. Telmex is the dominant telecommunications provider in Mexico and Telcel is the dominant provider of cellular airtime in Mexico. Prepaid phone cards are distributed through a vast network of retail outlets, including convenience stores, drug stores, restaurants, lottery stands, newspaper and magazine stands and other general stores.

                                 In evaluating financial performance, management focuses on operating profit as a segment's measure of profit or loss. Operating profit is before interest expense, interest income, other non-operating gains and losses and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies (Note 1), with certain expenses allocated between the segments based on estimated usage.

                                 Segment information as of, and for the years ended December 31, is as follows:

                                                            Internet     Phone cards
                                          2003              business     distribution   Consolidated
                                 -------------------------------------------------------------------
                                 Revenues                  $ 3,983,317    $54,304,473    $58,287,290
                                 Operating profit (loss)    (2,669,297)    (2,682,021)    (5,351,318)
                                 Interest expense              142,724        517,514        660,238
                                 -------------------------------------------------------------------

                                 Total assets              $   746,014    $16,426,054    $17,172,068
                                 -------------------------------------------------------------------

                                                            Internet     Phone cards
                                           2002             business    distribution   Consolidated
                                 ------------------------------------------------------------------
                                 Revenues                  $5,047,098        $--        $5,047,098
                                 Operating profit (loss)     (696,690)        --          (696,690)
                                 Interest expense              95,417         --            95,417
                                 -----------------------------------------------------------------

                                 Total assets              $1,258,567        $--        $1,258,567
                                 -----------------------------------------------------------------

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

12.  TRANSACTION WITH RELATED PARTIES

Balances with related parties at December 31, 2003 are as follows:

Accounts receivable:

SAPROV, S.C. (2)                         $151,690
Other minority shareholders (3)            83,084
Inter MR (4)                              126,962
Tarpa, S.A de C.V (1)                     202,661
                                         --------
Total related party receivables          $564,397
                                         ========

Accounts payable:

Mr. Ventura Martinez del Rio Sr. (5)      ($53,572)
ProvoLoto (1)                             (190,385)
PRODIES (1)                               (452,517)
Commercializadora VGI, S.S. de C.V (6)     (58,345)
Relatives of officers (7)                 (146,448)
                                         ---------
Total related party payables             ($901,267)
                                         =========

     (1) In December 2002, Provo Mexico negotiated a series of transaction in which it obtained real estates from a customer to settle certain accounts receivable and used that real estate to settle amounts owed under its supplier credit facility. Provo reached an agreement with a customer, whereby that customer's debts to Provo Mexico ($0.2 million), its majority shareholder (Mr. Ventura Martinez Del Rio, Sr.) and his other related companies totaling approximately $3 million would be settled with real estate transferred to Provo Mexico. To facilitate this settlement, these related parties assigned their respective receivable from the customer to Provo Mexico. The payables were reflected by increasing the payable or reducing the receivable with the related party. The balances with Tarpa, ProvoLoto and PRODIES were not settled but adjusted for additional transactions of 2003, if any.

     (2) Provo Mexico subcontracted personnel services from SAPROV, S.C, an entity affiliated with one of the directors of the Company. During the year ended December 31, 2003, Provo Mexico incurred approximately $1.2 million for such services.

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

     (3) Amount due from other minority shareholders are amounts advanced by Provo Mexico prior to its acquisition by the Company.

     (4) Balance due from Inter MR, an entity affiliated with two of the directors of the Company, represent expenses incurred by the Company on behalf of Inter MR.

     (5) Amounts due to Mr. Ventura Martinez del Rio Sr., principally represent unpaid salaries.

     (6) Amounts due to Commercializadora VGI, S.S. de C.V. are from transactions completed by Provo Mexico prior to its acquisition by the Company.

     (7)  Amounts borrowed on a short-term basis for working capital purposes.

13.  Subsequent Events           In January 2004, the Company borrowed an
                                 aggregate principal amount of $1,000,000 pursuant to the terms of four convertible promissory notes. The notes are due in January of 2006 and bear an interest rate of 8% per annum. The note holders have the option to convert the balance due under the notes into shares of the Company's common stock at a conversion price of $0.38 per share. In connection with borrowing, the Company issued the note holders and the placement agent warrants to acquire an aggregate of 1,600,000 shares at an exercise price of $0.51.

                                 In January and February of 2004, the Company issued 4,400,000 shares of common stock upon exercise of warrants and received gross proceeds of approximately $620,000.

                                 On April 7, 2004, Provo Mexico entered into a settlement agreement with Telmex, whereby Provo Mexico transferred eight non-revenue generating real estate properties and certain vehicles carried at book at approximately $1,985,512 to Telmex in full satisfaction and release of the $6,940,363 credit balance to Telmex. The Telmex settlement agreement also provides that Provo Mexico will have a term of 45 days to close its distribution of Telmex prepaid calling cards. During this 45-day term, Provo Mexico may not purchase Telmex issued cards in excess of $67,000 per week. All purchases of Telmex cards must be paid in cash. At the end of the 45-day term, each of Telmex and Provo Mexico granted each other and their

                                                       Provo International, Inc.
                                                        and Subsidiary Companies

                                                   Notes to Financial Statements

================================================================================

                                 respective officers, directors, shareholders and affiliates a full release for any prior obligations and or transactions between the parties.

                                 The settlement agreement also provides that for a period of fifteen years from the date of the agreement, each of Provo Mexico, our Chairman. Ventura Martinez del Rio, Sr. and our director, Ventura Martinez del Rio, Jr. may not participate in any companies or transactions involving the wholesale distribution of Telmex issued prepaid calling cards.

                                 The settlement agreement effectively restricts Provo Mexico from continuing to distribute Telmex issued prepaid cards in the future and could have a material impact on Provo Mexico's future revenues and profitability. As a result of the settlement agreement, Provo Mexico is scaling back its operations in Mexico to reduce costs.

                                 Nothing in the settlement agreement restricts us or Provo Mexico from continuing to distribute cellular cards issued by Telcel or prepaid telecommunications cards issued by other telecommunications carriers in Mexico, other than Telmex. In the fourth quarter of 2003, sales of Telcel exceeded sales of Telmex issued cards, as Ladatel and Multifon sales declined. For the year ended December 31, 2003, Telcel airtime sales represented about 48.3% of Provo Mexico's total annual sales, up significantly from 10% in 2000. All purchases of Telcel cards are made in cash and Provo Mexico has no lines of credit with Telcel. Management believes that the distribution of prepaid cellular airtime is a more dynamic line of business than the distribution of prepaid cards for traditional telephony services. As a result of the settlement agreement, Provo Mexico will concentrate its efforts to continue distributing Telcel cards and develop new lines of business in Mexico.

                                 As a result of the settlement agreement, a $721,000 reduction in the Telmex liability that had been recognized in the quarter ending September 30, 2003 was reversed in the quarter ending December 31, 2003.

14. Management Plans

    Pursuant to the settlement agreement entered into with Telmex on April 7, 2004, the Company will discontinue sales of Ladatel cards. However, it will continue to sell Telcel cards. The Company is scaling back its operations in Mexico to reduce costs. Management believes that it can successfully restructure its Mexican operations and reduce costs to mitigate the loss of margin due to discontinuation of Ladatel sales. A significant amount of working capital in Mexico will not be required once the Company discontinues Ladatel sales. Management anticipates that collection from existing receivables will provide the Company with adequate liquidity for paying its Company's obligations. However, there is no assurance that the Company will be successful in restructuring its Mexican operations and/ or that the Company will be successful in collecting its receivables on a timely basis.


     In order to continue our operations and satisfy our debt obligations, we need to secure additional financing. We currently lack the funds to pay these obligations when they become due. Therefore, in order to satisfy our debt obligations, we are currently pursuing additional sources of financing, including potential sources for debt and equity financing (or a combination of the two), and are exploring the possibility of selling some of our assets so that we will have sufficient funds to pay our debts as they become due. There can be no assurance, however, that such financing will be available on terms that are acceptable to us, or on any terms.

     If we cannot obtain the additional funding we require, or collect receivables or raise money by selling some our assets, we will have to negotiate with our lenders to extend the repayment dates of our indebtedness. There can be no assurance, however, that we will be able to successfully restructure our debt obligations in the event we fail to obtain additional financing.

15. Fourth Quarter Adjustments

    During the three months ended December 31, 2003, the Company increased the allowance for doubtful debts by approximately $1 million and reversed a previously recognized gain of $721,000 recorded in the three months ended September 30, 2003.

    The effect of the reversal on the reported results for the three months ended September 30, 2003 is as follows:

    Net loss available to common shareholders- Reported         $(216,485)
    Reversal                                                     (721,000)
    Net loss available to common shareholders- Restated         $(937,485)

    Net loss per common share-basic and diluted-Reported        $   (0.03)
    Net loss per common share- basic and diluted- Restated      $   (0.13)

Note: Net loss per common share was calculated after adjusting for the 2 for 3 reverse split.

                          STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as................................ 'TM'
The service mark symbol shall be expressed as............................. 'sm'