Form 10QSB
period 2004-03-31
PROVO INTERNATIONAL  INC
filed 2004-05-17
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended March 31, 2004


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.
               For the transition period from _______ to ______


                        Commission file number 001-15673


                            PROVO INTERNATIONAL, INC.
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

                      Frontline Communications Corporation
        ---------------------------------------------------------------
                  (Former name, if changed since last report)

Indicate by a check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes [X]             No [_]



As of May 3, 2004 there were outstanding 39,082,779 shares of the Issuer's common stock, $ .01 par value.

                                     INDEX

                                                                         Page


Part I   Financial Information

Item 1   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets                             1

         Condensed Consolidated Statements of Operations                   2

         Condensed Consolidated Statements of Cash Flows                   3

         Notes to Condensed Consolidated Financial Statements              4

Item 2   Management's Discussion and Analysis of Financial Condition And
         Results Of Operations                                             9

Item 3   Controls and Procedures                                          16

Part II  Other information                                                17

         Signatures                                                       18

                                                                    March 31,     December 31,
                                                                      2004           2003
                                                                  ------------    ------------
                                                                   (Unaudited)     (Audited)
    ASSETS
    Current:
   Cash and cash equivalents                                      $    413,851    $    106,025
   Accounts receivable:
     Trade, net of allowance for doubtful accounts                   5,613,712       5,775,010
     Related parties                                                   580,925         564,397
     Other                                                             457,498         521,766

                                                                  ----------------------------
Total accounts receivable                                            6,652,135       6,861,173

  Value-added tax recoverable                                          549,623         531,711
  Inventory                                                            803,252         811,934
  Prepaid expenses                                                     350,987         348,172
  Deferred income taxes                                                                125,941
                                                                  ----------------------------
Total current assets                                                 8,769,848       8,784,956

Property and equipment, net                                            334,717         406,387
Investment in nonproductive properties                               1,955,012       1,955,012
Deferred income taxes                                                  417,898          28,299
Goodwill                                                             5,343,741       5,343,741
Other assets                                                           481,431         388,473

                                                                  ----------------------------
                                                                  $ 17,302,647    $ 16,906,868
                                                                  ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current maturities of long-term debt                              $  1,482,354    $  1,548,837
Payable under supplier credit facility                               6,733,336       6,940,363
Related parties                                                        808,456         901,267
Accounts payable and accrued expenses                                2,326,731       2,795,528
Income taxes payable                                                   171,850         193,835
Deferred taxes                                                         264,364
Deferred revenue                                                       441,849         463,370
                                                                  ----------------------------
Total current liabilities                                           12,228,940      12,843,200


Long-term debt, less current maturities                              1,047,643         685,772

                                                                  ------------    ------------
Total liabilities                                                   13,276,583      13,528,972
                                                                  ------------    ------------

Minority Interest                                                           49              49

Stockholder's Equity (deficiency)
    Series B Preferred stock, $.01 par value,
      2,000,000 shares authorized, issued and
      outstanding 30,555 and 86,555, respectively
      Liquidation preference $306 and 866, respectively                    306             866
   Common Stock, $.01 par value, 100,000,000 shares
      authorized, 39,513,080 and 28,960,449  issued,
      respectively, 39,082,779 and 28,530,148
      outstanding, respectively                                        395,130         289,604

   Additional paid-in capital                                       48,669,267      46,904,232
   Accumulated deficit                                             (43,997,914)    (42,715,222)
    Unamortized deferred consulting costs                              (73,637)       (145,191)
   Accumulated other comprehensive loss                                (95,721)        (85,026)
   Treasury stock, at cost, 430,301 shares                            (871,416)       (871,416)

                                                                  ------------    ------------
                        Total stockholders' equity (deficiency)      4,026,015       3,377,847

                                                                  ------------    ------------
                                                                  $ 17,302,647    $ 16,906,868
                                                                  ============    ============

            See notes to condensed consolidated financial statements.

PROVO INTERNATIONAL, INC.  AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                     For the three months ended
                                                      March 31        March 31
                                                        2004            2003
                                                   ------------    ------------

Revenues                                           $ 22,835,287    $  1,066,127

Costs and expenses:
      Cost of revenues (excludes costs $19,050
          and $42,966 included in depreciation
          and amortization)                          21,863,199         495,721
      Selling, general and administrative
          (excludes equity related noncash
           compensation of $71,554  and $0)           1,139,110         603,279
      Depreciation and amortization                      89,850         143,373
      Noncash compensation                               71,554

                                                   ------------    ------------
                                                     23,163,713       1,242,373
                                                   ------------    ------------
Loss from operations                                   (328,426)       (176,246)

Other income (expense):
   Interest income                                        5,179             307
   Interest expense                                     (99,242)        (21,888)
   Amortization of deferred debt discount and
         conversion benefit                            (859,498)

                                                   ----------------------------
Net loss before income tax                           (1,281,987)       (197,827)
                                                   ----------------------------

Income tax expense                                          705

                                                   ------------    ------------
Net  (loss)                                          (1,282,692)       (197,827)
                                                   ------------    ------------

Preferred dividends                                          --          74,467

                                                   ------------    ------------
Net loss available to common shareholders          ($ 1,282,692)  ($   272,294)
                                                   ============    ============

Loss per common share-basic and diluted            ($      0.04)   ($      0.04)
                                                   ============    ============

Weighted average number of  common shares
   outstanding- basic and diluted                    32,128,875       6,196,648
                                                   ============    ============

           See notes to condensed consolidated financial statements.

PROVO INTERNATIONAL, INC.  AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                           For the three months ended
                                                            March 31        March 31
                                                              2004            2003
                                                          ------------    ------------
Cash flow from operating activities:
   Net loss                                               ($ 1,282,692)   ($   197,827)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                             89,850         143,373
      Debt discount amortization and conversion benefit        859,498           6,250
      Noncash compensation charge                               71,554
      Deferred income taxes                                        705
      Changes in operating assets and liabilities
         Accounts receivable                                   161,297          46,405
         Value-added tax recoverable                           535,167
         Inventory                                               8,682
         Prepaid expenses and other                           (545,194)         (3,467)
         Other assets                                             (185)          7,581
         Accounts payable and accrued expenses                (524,506)         44,186
         Deferred revenue                                      (21,521)         37,222
         Income taxes payable                                  (21,985)

                                                          ------------    ------------
Net cash  provided  by (used in) operating activities         (669,330)         83,723
                                                          ------------    ------------


Cash flows from investing activities:
   Deferred transaction costs                                                  (49,441)
                                                          ------------    ------------
Net cash used in  investing activities                                         (49,441)
                                                          ------------    ------------


Cash flows from financing activities:
   Principal payments on long-term debt                        (96,560)        (27,875)
   Proceeds from sale of convertible notes                     924,987
   Proceeds from issuance of common stock
     upon exercise of warrants                                 568,000
   Supplier credit facility                                   (207,027)
   Repayment of bridge loan                                   (203,461)

                                                          ------------    ------------
Net cash provided by (used in) financing activities            985,939         (27,875)
                                                          ------------    ------------

Effects of changes in foreign currency
    exchange rate changes on cash                               (8,783)

                                                          ------------    ------------
Net increase in cash and cash equivalents                      307,826           6,407
                                                          ------------    ------------

Cash and cash equivalents, beginning of period                 106,025         208,502

Cash and cash equivalents, end of period                  $    413,851    $    214,909
                                                          ============    ============

Supplemental information:
Interest paid during the period                           $     71,700    $      4,000
                                                          ============    ============

Dividends on Series B Preferred stock accrued                             $     74,467
                                                                          ============


           See notes to condensed consolidated financial statements.

FRONTLINE COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004
NOTE A- BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods. For further information, refer to the Financial Statements and footnotes thereto in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2003. There have been no significant changes in accounting policies since December 31, 2003.

      The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      In December 2003, the Company's stockholders approved a two-for-three reverse split of the Company's common stock. All data relating to the number of shares and per share amounts presented in these financial statements have been retroactively adjusted in order to reflect the reverse split.

NOTE B- ACQUISITION

      In April 2003, the Company entered into an amended and restated stock purchase agreement with the two stockholders of Proyecciones y Ventas Organizadas, S.A de C.V., a corporation organized under the laws of the Republic of Mexico ("Provo Mexico"), to acquire from them all the issued and outstanding shares of Provo Mexico. The results of operations of Provo Mexico are included from the date of acquisition.

      The accompanying pro forma operating statements are presented as if the Provo Mexico acquisition occurred on January 1, 2003. The pro forma information is unaudited and is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisition had been completed as of January 1, 2003 and neither is it necessarily indicative of the results of operations for future periods.

      Three months ended March 31, 2003
      Revenues                                         $ 20,615,417
      Net loss available to common shareholders          (2,081,251)
      Net loss per share- basic and diluted.                 ($0.07)


      The weighted average number used to calculate the net loss per share includes 22,000,000 shares of common stock to be issued upon conversion of 220,000 shares of Series E Preferred issued for Provo Mexico acquisition and 3,550,000 shares of common stock to be issued upon conversion of 35,500 shares of Series D Preferred issued to officers, employees, brokers and finders in connection with the Provo Mexico acquisition.

NOTE C- LOSS PER SHARE

      The Company follows SFAS No. 128, "Earning per Share", which provides for the calculation of "basic" and "diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted - average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur through the effect of common shares issuable upon exercise of stock options and warrants and convertible securities. Potential common shares have not been included in the computation of diluted loss since the effect would be antidilutive. At March 31, 2004, there were outstanding 3,485,200 options and warrants, preferred stock convertible into an aggregate of 3,055,500 shares of common stock and promissory notes convertible into an aggregate of 2,800,000 shares of common stock that could potentially dilute basic EPS in the future.



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

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial statements.

NOTE E- STOCK OPTIONS

      Statement of Financial Accounting Standard No. 123 requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the stock options had been determined in accordance with the fair-value based method prescribed in SFAS No. 123. For the three months ended March 31, 2004 and 2003, the pro forma net loss and loss per share calculated under the provisions of SFAS No. 123, would have been the same as the reported numbers.

NOTE F- DEBT

      In January 2004, the Company borrowed an aggregate principal amount of $1,050,000 pursuant to the terms of five convertible promissory notes. The notes are due in January of 2006 and bear an interest rate of 8% per annum. The note holders have the option to convert the balance due under the notes into shares of the Company's common stock at a conversion price of $0.38 per share. In connection with the borrowing, the Company issued the note holders and the placement agent warrants to acquire an aggregate of 1,600,000 shares at an exercise price of $0.51 per share. The Company incurred approximately $145,000 (including $20,000 paid in shares of common stock to the placement agent prior to December 31, 2003). The expenses are treated as deferred financing cost and amortized over the term of the notes. Based on the fair value of the Company's common stock and warrants at the date of issuance, approximately $1,017,000 was allocated as the value of the conversion feature and debt discount. The amount attributable to the conversion feature was charged to operations during the three months ended March 31, 2004. Debt discount is being charged to operations over the term of the note.

      In January 2004, the Company repaid $203,461 due under a bridge loan payable. The balance of $125,000 due on the bridge loan was satisfied by issuance of 500,000 shares of the Company's common stock. The fair market value of the shares issued exceeded the balance due under the bridge loan by $160,000. The excess is treated as expense and charged to operations during the three months ended March 31, 2004.


NOTE G- STOCKHOLDERS EQUITY

      In January and February of 2004, the Company issued 4,400,000 shares of common stock upon exercise of warrants and received gross proceed of $620,000 (net proceeds of $568,000).

      During the three months ended March 31, 2004, the Company issued 5,600,000 shares of common stock upon conversion of 56,000 shares of Series E Preferred and 52,631 shares of common stock upon exercise of warrants.

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

     Segment information for the three months ended March 31 is as follows:



                                          Three months ended
                                                March 31,
                                          2004        2003
                                       -----------------------
Revenues:
  Internet business                       $848,668 $1,066,127
  Sale and distribution of phone        21,986,619
cards
                                       -----------------------
                                       $22,835,287 $1,066,127
Consolidated
                                       -----------------------

Operating profit (loss):
   Internet business                    ($338,199) ($176,246)
  Sale and distribution of phone cards       9,773
                                       -----------------------
                                        ($328,426) ($176,246)
Consolidated
                                       -----------------------



For the three months ended March 31, 2004 the Internet business includes approximately $225,000 of common corporate expenses.

NOTE I- FOREIGN CURRENCY TRANSLATION

      The Company has determined that for its subsidiary's operations in Mexico, the Mexican peso is the functional currency. Assets and liabilities denominated in the Mexican peso are translated into U.S dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the reported period. The net exchange difference resulting from these translations are recorded as a separate component of the stockholders' equity as accumulated other comprehensive income, which is excluded from net income. For the three months ended March 31, 2004, the Company recorded a translation loss of $10,695 to its stockholders equity as accumulated other comprehensive income.


NOTE J-SUBSEQUENT EVENTS

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

      The settlement agreement also provides that for a period of fifteen years from the date of the agreement, our chairman, Ventura Martinez del Rio, Sr. and our director, Ventura Martinez del Rio, Jr. may not participate in any companies or transactions involving the wholesale distribution of Telmex issued prepaid calling cards.

      The settlement agreement effectively restricts Provo Mexico from continuing to distribute Telmex issued prepaid cards in the future and could have a material impact on Provo Mexico's future revenues and profitability. As a result of the settlement agreement, Provo Mexico is scaling back its operations in Mexico to reduce costs.

      Nothing in the settlement agreement restricts us or Provo Mexico from continuing to distribute cellular cards issued by Telcel or prepaid telecommunications cards issued by other telecommunications carriers in Mexico, other than Telmex. For the three months ended March 31, 2004, Telcel air time represented 51% of Provo Mexico's total sales. For the year ended December 31, 2003, Telcel airtime sales represented about 48.3% of Provo Mexico's total annual sales, up significantly from 10% in 2000. All purchases of Telcel cards are made in cash and Provo Mexico has no lines of credit with Telcel. Management believes that the distribution of prepaid cellular airtime is a more dynamic line of business than the distribution of prepaid cards for traditional telephony services. As a result of the settlement agreement, Provo Mexico will concentrate its efforts to continue distributing Telcel cards and develop new lines of business in Mexico.

NOTE K-MANAGEMENT PLANS

      Pursuant to the settlement agreement entered into with Telmex on April 7, 2004, the Company will discontinue sales of Ladatel cards. However, it will continue to sell Telcel cards. The Company is scaling back its operations in Mexico to reduce costs. Management believes that it can successfully restructure its Mexican operations and reduce costs to mitigate the loss of margin due to discontinuation of Ladatel sales. A significant amount of working capital in Mexico will not be required once the Company discontinues Ladatel sales. Management anticipates that collection from existing receivables will provide the Company with adequate liquidity for paying its Company's obligations. However, there is no assurance that the Company will be successful in restructuring its Mexican operations and/or that the Company will be successful in collecting its receivables on a timely basis.

      In order to continue the Company's operations and satisfy the Company's debt obligations, it will need to secure additional financing. The Company currently lacks the funds to pay these obligations when they become due. Therefore, in order to satisfy its debt obligations, the Company is currently pursuing additional sources of financing, including potential sources for debt and equity financing (or a combination of the two), and is exploring the possibility of selling some of its assets so that it will have sufficient funds to pay its debts as they become due. There can be no assurance, however, that such financing will be available on terms that are acceptable to the Company, or on any terms.

      If the Company cannot obtain the additional funding it requires, or collect receivables or raise money by selling some if its assets, it will have to negotiate with its lenders to extend the repayment dates of its indebtedness. There can be no assurance, however, that the Company will be able to successfully restructure its debt obligations in the event it fails to obtain additional financing.

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

      Provo Mexico's primary business is the sale and distribution of prepaid phone cards in Mexico. Provo sells and distributes Ladatel payphone calling cards, Multifon prepaid telephone time for Telmex and prepaid PCS cellular airtime for Telcel, all of which are collectively referred to as prepaid phone cards. Telmex is the dominant telecommunications provider in Mexico and Telcel is the dominant provider of cellular airtime in Mexico. Provo Mexico's management believes that they account for nearly 7% of all sales of prepaid phone cards in Mexico. As a part of Provo Mexico's settlement agreement with Telmex, it has agreed to cease wholesale distribution of Ladatel and Multifon time by the end of May 2004 (See Note J).

      Prepaid phone cards are distributed through a vast network of retail outlets, including convenience stores, drug stores, restaurants, lottery stands, newspaper and magazine stands and other general stores. Provo purchases large volumes of prepaid cards from Telmex or Telcel and sells the cards in smaller quantities to retailers either directly or through agents or distributors.

      Provo Mexico purchases prepaid cards at a discount from the face value of the card, and resells them to retailers or distributors at a slightly lower discount. The difference between the two discount rates, typically from 1% to 7%, represents the gross margin Provo Mexico retains. Cash (C.O.D) purchases result in a higher discount to Provo Mexico compared to purchases on credit terms from Telmex. In addition, the discount obtained by Provo Mexico varies by the type of card, face value of the card and volume levels met. Similarly, the discount offered by Provo Mexico to retailers or distributors varies by the type of card, face value of the card and volume levels of the retailer or distributor. Accordingly, the gross margin attained by Provo Mexico in any period is impacted by several factors. In addition, Telmex and Telcel provide Provo Mexico additional discount and rebates based on certain special programs. Provo Mexico's management tries to optimize the gross margins earned by balancing volume levels with its working capital availability, and from time to time has scaled back volume levels due to working capital constraints.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2004 and 2003:

Revenues. Our revenues increased for the three months ended March 31, 2004 by $21,769,160 or 2,041.9% over the same period of the prior year. The increases in revenues were due to the Provo Mexico acquisition. Excluding the acquisition, revenues decreased for the three months by $217,459 or 20.4% over the same period of the prior year. The decrease in revenues was in part due to customer attrition and due to the reduced amount of website development work we performed in 2004. As a part of Provo Mexico's settlement agreement with Telmex, it has agreed to cease wholesale distribution of Ladatel and Multifon time by the end of May 2004 (See Note J). Therefore, we anticipate that our revenues for the rest of 2004 will decrease.

Cost of Revenues. For the three months ended March 31, 2004, our cost of revenues increased by $21,367,478 to $21,863,199. The increase in cost of revenues was due to the Provo Mexico acquisition. Cost of revenues as a percentage of revenues for the three months ended March 31, 2004 was 95.7% compared to 46.5% in 2003. In percentage terms of revenues, the cost of Provo Mexico's products are generally higher than that of our U.S. operations, and with a greater mix of Provo Mexico's share in our consolidated revenues, cost of revenue as a percentage of revenues is expected to increase. We anticipate that our cost of revenues in absolute dollars for the rest of 2004 will decrease in line with the anticipated decrease in revenues.

Selling, General and Administrative. For the three months ended March 31, 2004, selling, general and administrative expenses increased by $535,831 compared to the same period of the prior year; as a percentage of revenues, selling, general and administrative expenses decreased from 56.6% in 2003 to 5.0% in 2004. The absolute dollar increase in selling, general and administrative expenses was principally due to the Provo Mexico acquisition. In terms of percentage of revenues, Provo Mexico has a lower selling, general and administrative expenses structure than that of our U.S. operations, and with a greater mix of Provo Mexico's share in our consolidated revenues, selling, general and administrative expenses as a percentage of revenues are expected to decrease.

Depreciation and Amortization. For the three months ended March 31, 2004, depreciation and amortization decreased by $53,523 to $89,850. Depreciation and amortization decreased as many of our long-lived assets are fully depreciated or amortized over their estimated useful lives.

Interest Expense. Interest expense for three months ended March 31, 2004 was $99,242 compared to an interest expense of $21,888 during the comparable period in 2003. Interest expense for the three months ended March 31, 2004 increased compared to the same period of the prior year, principally due to the increased debt level that resulted from the Provo Mexico acquisition and due to additional borrowings.

Noncash Compensation Charges. In 2003, we entered into consulting agreements with five consultants and issued them an aggregate of 426,117 shares of common stock, and warrants to acquire 100,000 share of common stock. Based on the fair value of the common shares and warrants, the aggregate consulting costs approximated $294,750 and is being charged to operations over the term of the respective consulting agreement.

Income Taxes. Represent Provo Mexico's tax, as determined in accordance with Mexico's income tax laws. The effective tax rate was higher than the statutory rate of 34% due to certain non-deductible expenses and due to certain revised estimates on deferred taxes. In addition, presently Provo Mexico is unable to file its Mexican tax returns on a consolidated basis and use the tax benefit of offsetting losses at some of its subsidiaries. For both 2004 and 2003, our U.S. operations did not incur any income tax expense due to losses. The tax benefit of these losses has been completely offset by a valuation allowance due to the uncertainty of its realization.

Net loss. As a result of the foregoing and after recognizing $859,498 of debt discount and conversion benefit expenses, for the three months ended March 31, 2004, net loss increased by $1,084,865 to $1,282,692 compared to a net loss of $197,827 for the corresponding period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficiency at March 31, 2004 was $ 3,459,092 compared with a working capital deficiency of $ 4,058,244 at December 31, 2003. The increase in working capital was primarily due to approximately $1.6 million of additional financing completed in the three months ended March 31, 2004.

      Our primary capital requirements are to fund Provo Mexico's working capital. To date, we have financed our capital requirements primarily through the issuance of debt and equity securities. The availability of capital resources is dependent upon many factors, including, but not limited to, prevailing market conditions, interest rates, and our financial condition.

      In 2004, we borrowed an aggregate principal amount of $1,050,000 through the sale of five convertible promissory notes and we issued 4,400,000 shares of common stock upon exercise of warrants and received gross proceeds of $620,000 (net proceeds of $568,000).

      At March 31, 2004, Provo Mexico had aggregate borrowings of $1,498,622 under four lines of credit with two Mexican banks. The lines are secured by real estate owned by family members of Provo Mexico's former majority stockholders. At March 31, 2004, the current interest rates on the lines range between 9.8% and 10.3%. The lines expire at various dates between July 2004 and September of 2005 and one line requires a monthly payment of approximately $17,858 in 2004.

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

      The settlement agreement also provides that for a period of fifteen years from the date of the agreement, our chairman, Ventura Martinez del Rio, Sr. and our director, Ventura Martinez del Rio, Jr. may not participate as officers or directors of any companies whose prime objective is the wholesale distribution of Telmex issued prepaid calling cards.

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

      Nothing in the settlement agreement restricts us or Provo Mexico from continuing to distribute cellular cards issued by Telcel or prepaid telecommunications cards issued by other telecommunications carriers in Mexico, other than Telmex. For the three months ended March 31, 2004, Telcel air time represented 51% of Provo Mexico's total sales. For the year ended December 31, 2003, Telcel airtime sales represented about 48.3% of Provo Mexico's total annual sales, up significantly from 10% in 2000. All purchases of Telcel cards are made in cash and Provo Mexico has no lines of credit with Telcel. Management believes that the distribution of prepaid cellular airtime is a more dynamic line of business than the distribution of prepaid cards for traditional telephony services. As a result of the settlement agreement, Provo Mexico will concentrate its efforts on increasing its distribution of Telcel cards and developing new lines of business in Mexico.

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

      As a result of the settlement agreement with Telmex, Provo Mexico is scaling back its operations in Mexico to reduce costs. Management believes that it can successfully restructure its Mexican operations and reduce costs to mitigate the loss of margin due to the discontinuation of Ladatel sales. However there is no assurance that we will be successful in completing our restructuring on a timely basis.

      A significant amount of our working capital in Mexico may not be required once we discontinue Ladatel card sales. We anticipate that the collection of existing receivables will provide us with substantial liquidity. However there is no assurance that we will be successful in collecting the receivables in a timely manner.

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

      If we cannot obtain the additional funding we require, or collect receivables or raise money by selling some of our assets, we will have to negotiate with our lenders to extend the repayment dates of our indebtedness. There can be no assurance, however, that we will be able to successfully restructure our debt obligations in the event we fail to obtain additional financing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statement requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, long-lived assets and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

With respect to the prepaid phone cards business, we perform ongoing credit evaluations of our customers and adjust credit limits based upon our customers' payment history and current credit worthiness, as determined by a review of their current credit information. We continuously monitor collections and an allowance for estimated credit losses is maintained based upon our historical experience and any specific customer issues that have been identified. While such credit losses have historically been within management's expectation and the allowances that have been established, there cannot be any guarantee that the credit loss rates will not change in the future. In this line of business, we have a limited number of customers with individually large amounts due at any balance sheet date. Any unanticipated change in one of those customers' credit position could have a material effect on our results of operations in the period in which such changes or events occur.

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

INVESTMENT IN NONPRODUCTIVE PROPERTIES. Our real estate held for sale and investment in nonproductive properties represents non-operating assets, purchased or acquired in settlement of trade accounts receivable and are valued at the lower of cost or market. Although management considers the amounts to be realizable, there can be no assurance that these amounts will prove to be realizable over time.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2004, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

                                    PART II
                               OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         Recent Sales of Unregistered Securities

         During the three months ended March 31, 2004:

         We borrowed an aggregate principal amount of $1,050,000 pursuant to the terms of five convertible promissory notes and the note holders have the option to convert the balance due under the notes into shares of the Company's common stock at a conversion price of $0.38 per share. In connection with the borrowing, we issued the note holders and the placement agent warrants to acquire an aggregate of 1,600,000 shares at an exercise price of $0.51 per share.

         We issued 4,400,000 shares of common stock upon the exercise of warrants and received gross proceed of $620,000 (net proceeds of $568,000).

         We issued 5,600,000 shares of common stock upon conversion of 56,000 shares of Series E Preferred and 52,631 shares of common stock upon the exercise of warrants.

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


May 17, 2004
                                  Provo International, Inc.


                                  /s/ Ventura Martinez Del Rio, Sr.
                                  ---------------------------------
                            By:   Ventura Martinez Del Rio, Sr.
                                  Chief Executive Officer



                             By:  /s/ Vasan Thatham
                                  -----------------
                                  Vasan Thatham
                                  Principal Financial Officer and Vice President