Form 10QSB
period 2004-06-30
PROVO INTERNATIONAL  INC
filed 2004-08-16
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 2004


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

                      Frontline Communications Corporation
                      ------------------------------------
                   (Former name, if changed since last report)

Indicate by a check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes X             No___
    -


As of August 10, 2004 there were outstanding 41,600,602 shares of the Issuer's common stock, $ .01 par value.

                                      INDEX

                                                                            Page


Part I   Financial Information

Item 1   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets                                 1

         Condensed Consolidated Statements of Operations                       2

         Condensed Consolidated Statements of Cash Flows                       3

         Notes to Condensed Consolidated Financial Statements                  4

Item 2   Management's Discussion and Analysis of Financial Condition And
         Results Of Operations                                                10

Item 3   Controls and Procedures                                              17

Part II  Other information                                                    18

         Signatures                                                           19

                    PROVO INTERNATIONAL, INC. AND SUBSIDIARIES
                       Condensed Consolidated Balance Sheets


                                                         JUNE 30,      DECEMBER 31,
                                                           2004            2003
                                                       ------------    ------------
                                                       (Unaudited)       (Audited)
ASSETS
Current:
   Cash and cash equivalents                           $     47,395    $    106,025
   Accounts receivable:
     Trade, net of allowance for doubtful accounts        2,784,247       5,775,010
     Related parties                                        467,119         564,397
     Other                                                  418,231         521,766
                                                       ------------    ------------
Total accounts receivable                                 3,669,597       6,861,173

  Value-added tax recoverable                                43,351         531,711
  Inventory                                                 501,360         811,934
  Prepaid expenses                                          878,452         348,172
  Deferred income taxes                                                     125,941
                                                       ------------    ------------
Total current assets                                      5,140,155       8,784,956

Property and equipment, net                                 230,610         406,387
Investment in nonproductive properties                                    1,955,012
Deferred income taxes                                       297,217          28,299
Goodwill                                                  5,343,741       5,343,741
Other assets                                                546,161         388,473
                                                       ------------    ------------
                                                       $ 11,557,884    $ 16,906,868
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current maturities of long-term debt                   $    974,816    $  1,548,837
Payable under supplier credit facility                                    6,940,363
Related parties                                             864,997         901,267
Accounts payable and accrued expenses                     2,601,719       2,795,528
Income taxes payable                                        171,850         193,835
Deferred taxes                                              210,748
Deferred revenue                                            402,234         463,370
                                                       ------------    ------------
Total current liabilities                                 5,226,364      12,843,200


Long-term debt, less current maturities                   1,076,899         685,772
                                                       ------------    ------------
Total liabilities                                         6,303,263      13,528,972
                                                       ------------    ------------

Minority Interest                                                49              49

Stockholder's Equity
    Series E Preferred stock, $.01 par value,
     2,000,000 shares authorized, issued and
     outstanding 30,555 and 86,555, respectively
     Liquidation prefererence                                   306             866
     $306 and 866, respectively
    Common Stock, $.01 par value, 100,000,000 shares
     authorized, 41,529,747    and 28,960,449  issued,
     respectively, 41,099,446 and 28,530,148
     outstanding, respectively                              415,297         289,604

   Additional paid-in capital                            48,951,600      46,904,232

   Accumulated deficit                                  (43,105,734)    (42,715,222)
   Unamortized deferred consulting costs                    (16,644)       (145,191)
   Accumulated other comprehensive loss                    (118,837)        (85,026)
   Treasury stock, at cost, 430,301 shares                 (871,416)       (871,416)
                                                       ------------    ------------
                 Total stockholders'
                   equity                                 5,254,572       3,377,847

                                                       ------------    ------------
                                                       $ 11,557,884    $ 16,906,868
                                                       ============    ============


             See notes to condensed consolidated financial statements.


                                   PROVO INTERNATIONAL, INC. AND SUBSIDIARIES
                                 Condensed Consolidated Statements of Operations
                                                   (Unaudited)



                                                      FOR THE THREE MONTHS ENDED      FOR THE SIX  MONTHS ENDED
                                                     ----------------------------    ----------------------------
                                                       JUNE 30          JUNE 30        JUNE 30         JUNE 30
                                                         2004             2003           2004            2003
                                                     ------------    ------------    ------------    ------------
Revenues                                             $ 10,065,742    $ 20,571,986    $ 32,901,029    $ 21,638,113

Costs and expenses:
      Cost of revenues (excludes costs $19,050,
       $42,677 $37,954 and $ 85,633 included
       in depreciation and amortization)                9,405,641      19,125,583      31,268,840      19,621,304

      Selling, general and administrative               3,875,829       1,568,953       5,014,939       2,172,232
        (excludes equity related noncash
        compensation of $359,494, $0, $431,048 and $0)

      Depreciation and amortization                        80,909         152,758         170,759         296,131
      Noncash compensation                                359,494                         431,048
                                                     ------------    ------------    ------------    ------------
                                                       13,721,873      20,847,294      36,885,586      22,089,667
                                                     ------------    ------------    ------------    ------------
Loss from operations                                   (3,656,131)       (275,308)     (3,984,557)       (451,554)

Other income (expense):
   Interest income                                         11,420          13,359          16,599          13,666
   Interest expense                                      (156,967)       (193,931)       (256,209)       (215,819)
   Amortization of deferred debt discount and
    conversion benefit                                    (47,374)       (189,413)       (906,872)       (189,413)
   Gain on assets transferred in settlement
    of supplier payables                                4,808,298                       4,808,298
   Gain on debt settlement                                                449,850                         449,850
   Other income (expense)                                                  95,097                          95,097
                                                     ------------    ------------    ------------    ------------
Net income (loss)  before income tax and
   minority interest                                      959,246        (100,346)       (322,741)       (298,173)
                                                     ------------    ------------    ------------    ------------

Income tax expense                                         67,066          89,996          67,771          89,996

Minority interest                                                             580                             580
                                                     ------------    ------------    ------------    ------------
Net  income (loss)                                        892,180        (190,922)       (390,512)       (388,749)
                                                     ------------    ------------    ------------    ------------

Preferred dividends                                            --          74,467              --         148,934
                                                     ------------    ------------    ------------    ------------
Net income (loss) available to common shareholders   $    892,180       ($265,389)      ($390,512)      ($537,683)
                                                     ============    ============    ============    ============

Earnings (Loss)  per common share-basic              $       0.02          ($0.04)         ($0.01)         ($0.08)
                                                     ============    ============    ============    ============

Earnings (Loss)  per common share-diluted            $       0.02          ($0.04)         ($0.01)         ($0.08)
                                                     ============    ============    ============    ============

Weighted average number of  common shares
   outstanding- basic                                  39,941,021       6,760,751      36,034,948       6,480,257
                                                     ============    ============    ============    ============

Weighted average number of  common shares
   outstanding- diluted                                43,254,885       6,760,751      36,034,948       6,480,257
                                                     ============    ============    ============    ============


                            See notes to condensed consolidated financial statements.



                           PROVO INTERNATIONAL, INC. AND SUBSIDIARIES
                        Condensed Consolidated Statements of Cash Flows
                                          (Unaudited)


                                                                       FOR THE SIX MONTHS ENDED
                                                                      --------------------------
                                                                        JUNE 30,       JUNE 30,
                                                                          2004          2003
                                                                      -----------    -----------
Cash flow from operating activities:
   Net loss                                                             ($390,512)     ($388,749)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Minority interest                                                       580
      Depreciation and amortization                                       170,759        296,131
      Debt discount amortization and conversion benefit                   906,872        201,911
      Gain on debt settlement                                          (4,808,298)      (449,850)
      Noncash compensation charge                                         431,048
      Deferred income taxes                                                67,771       (129,447)
      Changes in operating assets and liabilities
         Accounts receivable                                            2,990,763        494,882
         Value-added tax recoverable                                      488,360        (29,009)
         Inventory                                                        310,574        178,948
         Prepaid expenses and other                                      (530,280)       (91,980)
         Other assets                                                     (59,406)        (4,406)
         Accounts payable and accrued expenses                            (29,266)      (366,605)
         Deferred revenue                                                 (61,136)       (11,471)
         Income taxes payable                                             (21,985)       217,973

                                                                      -----------    -----------
Net cash  provided  by (used in) operating activities                    (534,736)       (81,092)
                                                                      -----------    -----------


Cash flows from investing activities:
     Acquisition of property and equipment                               (159,297)       (14,830)
     Acquisition of Provo Mexico, net of cash acquired $345,137                         (154,863)
                                                                      -----------    -----------
Net cash used in  investing activities                                   (159,297)      (169,693)
                                                                      -----------    -----------


Cash flows from financing activities:
   Principal payments on long-term debt                                  (622,223)       (42,268)
   Proceeds from sale of convertible notes                                924,987
   Proceeds from issuance of common stock upon exercise of warrants       568,000
   Supplier credit facility                                                               84,094
   Proceeds (repayment) of bridge loan                                   (203,461)       465,587
   Seller note settlement                                                               (200,000)
                                                                      -----------    -----------
Net cash provided by (used in)  financing activities                      667,303        307,413
                                                                      -----------    -----------

Effects of changes in foreign currency
    exchange rate changes on cash                                         (31,900)        58,848
                                                                      -----------    -----------
Net increase (decrease)  in cash and cash equivalents                     (58,630)       115,476
                                                                      -----------    -----------

Cash and cash equivalents, beginning of period                            106,025        208,502

Cash and cash equivalents, end of period                              $    47,395    $   323,978
                                                                      ===========    ===========
Supplemental information:
  Interest paid during the period                                     $   211,000    $   185,000
                                                                      ===========    ===========
 Dividends on Series B Preferred stock accrued                                       $   149,000
                                                                                     ===========
  Supplier credit payable settled by transfer
    of properties                                                     $ 6,900,000
  Net book amounts of properties transferred to
     supplier credit settlement                                       $ 2,100,000
                                                                      ===========




                   See notes to condensed consolidated financial statements.

                           PROVO INTERNATIONAL, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 June 30, 2004


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

         Six months ended June 30, 2003
         -----------------------------------------
         Revenues                                             $ 41,187,403
         Net loss available to common shareholders              (2,346,640)
         Net loss per share- basic and diluted.                     ($0.07)


       The weighted average number used to calculate the net loss per share includes 22,000,000 shares of common stock to be issued upon conversion of 220,000 shares of Series E Preferred issued for the Provo Mexico acquisition and 3,550,000 shares of common stock to be issued upon conversion of 35,500 shares of Series D Preferred issued to officers, employees, brokers and finders in connection with the Provo Mexico acquisition.

NOTE C- LOSS PER SHARE

         The Company follows SFAS No. 128, "Earning per Share", which provides for the calculation of "basic" and "diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted - average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur through the effect of common shares issuable upon exercise of stock options and warrants and convertible securities. Except for the three months ended June 30, 2004, potential common shares have not been included in the computation of diluted loss since the effect would be antidilutive.

         The following table sets forth the computation of basic and diluted earnings (loss) per share:


                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       JUNE 30,                          JUNE 30,
                                             ---------------------------      --------------------------
                                                 2004             2003           2004            2003
                                             ------------      ---------      ----------       ---------
Numerator:
   Numerator for basic and
      diluted  earning (loss)
        per share- net income (loss)         $    892,180      ($265,389)     ($ 390,512)      ($537,683)
                                             ============      =========      ==========       =========
Denominator
  Weighted average common shares
    denominator for  basic earnings
       (loss) per share                        39,941,021      6,760,751      36,034,948       6,480,257

   Effect of dilutive securities:
     Convertible Series E Preferred Stock-      3,055,500
     Stock warrants                               258,334

                                             ------------      ---------      ----------       ---------
  Denominator for diluted
   earnings (loss) per share                   43,254,855      6,760,751      36,034,948       6,480,257
                                             ============      =========      ==========       =========

Basic earnings (loss) per share              $       0.02      ($   0.04)     ($    0.01)      ($   0.08)
                                             ============      =========      ==========       =========
Diluted earnings (loss) per share            $       0.02      ($   0.04)     ($    0.01)      ($   0.08)
                                             ============      =========      ==========       =========



         At June 30, 2004, there were outstanding 3,193,200 options and warrants, preferred stock convertible into an aggregate of 3,055,500 shares of common stock and promissory notes convertible into an aggregate of 2,800,000 shares of common stock that could potentially dilute basic EPS in the future.

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

NOTE E- STOCK OPTIONS

         Statement of Financial Accounting Standard No. 123 requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the stock options had been determined in accordance with the fair-value based method prescribed in SFAS No. 123. For the three and six months ended June 30, 2004 and 2003, the pro forma net loss and loss per share calculated under the provisions of SFAS No. 123, would have been the same as the reported numbers.

NOTE F- DEBT

         In January 2004, the Company borrowed an aggregate principal amount of $1,050,000 pursuant to the terms of five convertible promissory notes. The notes are due in January of 2006 and bear an interest rate of 8% per annum. The note holders have the option to convert the balance due under the notes into shares of the Company's common stock at a conversion price of $0.38 per share. In connection with the borrowing, the Company issued the note holders and the placement agent warrants to acquire an aggregate of 1,600,000 shares at an exercise price of $0.51 per share. The Company incurred approximately $145,000 (including $20,000 paid in shares of common stock to the placement agent prior to December 31, 2003). The expenses are treated as deferred financing cost and amortized over the term of the notes. Based on the fair value of the Company's common stock and warrants at the date of issuance, approximately $1,017,000 was allocated as the value of the conversion feature and debt discount. The amount attributable to the conversion feature was charged to operations during the three months ended March 31, 2004 and the debt discount is being charged to operations over the term of the note.

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

         During the six months ended June 30, 2004, the Company issued 5,600,000 shares of common stock upon conversion of 56,000 shares of Series E Preferred and 52,631 shares of common stock upon exercise of warrants.

         In May and June 2004, the Company issued 2,016,667 shares of its common stock to its directors, employees and officers. Accordingly, $302,500, representing the fair value of the shares issued, was charged to operations as a noncash compensation charge.

NOTE H- TELMEX SETLLMENT AGREEMENT

      In April 7, 2004, Provo Mexico entered into a settlement agreement with Telmex, whereby Provo Mexico transferred eight non-revenue generating real estate properties and certain vehicles carried at a net book value of approximately $2.1 million to Telmex in full satisfaction and release of the $6.9 million credit balance to Telmex. The gain resulting from the reduction of indebtedness approximated $4.8 million, and has been recorded during the three months ended June 30, 2004.

         The Telmex agreement required Provo Mexico to stop distribution of Telmex prepaid cards from May of 2004. In addition, the settlement agreement requires that for a period of 15 years from the date of the agreement, certain affiliates of Provo Mexico can not participate in any companies or transactions involving the wholesale distribution of Telmex issued prepaid calling cards.

       Nothing in the settlement agreement restricts the Company or Provo Mexico from continuing to distribute cellular cards issued by Telcel or prepaid telecommunications cards issued by other telecommunications carriers in Mexico, other than Telmex. For the year ended December 31, 2003, Telcel airtime sales represented about 48.3% of Provo Mexico's total annual sales, up significantly from 10% in 2000. All purchases of Telcel cards are made in cash and Provo
Mexico has no lines of credit with Telcel. As a result of the settlement agreement, Provo Mexico is currently distributing only Telcel cards in Mexico.

NOTE I - SEGMENT INFORMATION

         We report our operations in two segments: Internet business in the U.S.A and sale and distribution of prepaid phone cards in Mexico

         The Company's Internet business provides Internet access, web hosting, website design and related services to residential and business customers.

         The Company's Mexican subsidiary, Provo Mexico, sells and distributes prepaid phone cards in Mexico for Telcel. Until May of 2004, Provo Mexico distributed prepaid phone cards in Mexico for Telmex. Telmex is the dominant telecommunications provider in Mexico and Telcel is the dominant provider of cellular airtime in Mexico. Prepaid phone cards are distributed through a vast network of retail outlets, including convenience stores, drug stores, restaurants, lottery stands, newspaper and magazine stands and other general stores.

 Segment information for the three and six months ended June 30 is as follows:


                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        JUNE 30,                       JUNE 30,
                                              ----------------------------    ----------------------------
                                                 2004            2003              2004            2003
                                              ------------    ------------    ------------    ------------
Revenues:
  Internet business                           $    783,928    $    987,218    $  1,632,596    $  2,053,345
  Sale and distribution of phone cards           9,281,814      19,584,768      31,268,433      19,584,768
                                              ------------    ------------    ------------    ------------
                               Consolidated   $ 10,065,742    $ 20,571,986    $ 32,901,029    $ 21,638,113
                                              ------------    ------------    ------------    ------------

Operating profit (loss):
  Internet business                               (640,543)       (282,507)       (978,742)       (458,753)
  Sale and distribution of phone cards          (3,015,588)          7,199      (3,005,815)          7,199
                                              ------------    ------------    ------------    ------------
                               Consolidated   ($ 3,656,131)   ($   275,308)   ($ 3,984,557)   ($   451,554)
                                              ------------    ------------    ------------    ------------


         For the three months and six ended June 30, 2004 the Internet business includes approximately $151,000 and $374,000, respectively, of common corporate expenses. For the three months and six months ended June 30, 2003 the Internet business includes approximately $210,000 of common corporate expenses

NOTE J- FOREIGN CURRENCY TRANSLATION

         The Company has determined that for its subsidiary's operations in Mexico, the Mexican peso is the functional currency. Assets and liabilities denominated in the Mexican peso are translated into U.S dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the reported period. The net exchange difference resulting from these translations are recorded as a separate component of the stockholders' equity as accumulated other comprehensive income, which is excluded from net income. For the six months ended June 30, 2004, the Company recorded a translation loss of $34,000 to its stockholders equity as accumulated other comprehensive income.

NOTE K-SUBSEQUENT EVENTS


         In July 2004, the Company entered into an agreement with the former shareholders of Provo Mexico to sell back Provo Mexico to them in exchange for them returning back to the Company substantially all of the Company's shares of common stock and preferred stock issued to them (the "Unwind"). For the Unwind to take effect, the Company has to comply with several requirements including acquiring another line of business. Upon the Company complying with the requirements and when the likelihood of the unwind is more likely, the measurement date for disposal of Provo Mexico will be established for financial reporting purposes. Once the measurement date is established, the Company will recognize the loss on disposal of Provo Mexico and the Company's financial statements of periods that include results of Provo Mexico operations prior to the measurement date will be reclassified as results of discontinued operations. However, there can be no assurance that the Company will complete the Unwind.

         In July 2004, the Company entered into an agreement with the holders of secured convertible notes (aggregate face amount of $1,000,000) whereby the noteholders have agreed to release their security interest in Provo Mexico. In connection therewith, the Company has agreed to sell certain of its customer bases to fund the partial repayment of the convertible notes by a specified date. The agreement with the noteholders also provides for payment of the balance due on the notes in shares of the Company's common stock at a conversion price specified in the agreement. The Company is in negotiation with potential buyers to sell certain of its customer bases, however, there is no definitive agreement and there can be assurance that the Company will be successful in selling its customer bases by the specified date or on terms that are acceptable to the Company.

                  In August 2004, the Company entered into a letter of intent to acquire a company in employee leasing and recruitments services. The transaction is subject to, among other things, satisfactory completion of due diligence by both parties, an execution of a definitive agreement with customary closing conditions, including regulatory and shareholder approval. However, there cannot be any assurance that the Company will be able to successfully close the transaction.

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

OVERVIEW

         Prior to acquiring Provo in 2003 and during 2002, a significant part of our revenues were derived from providing Internet access services to individuals (Residential ISP) and businesses (Business ISP). These revenues were comprised principally of recurring revenues from our customer base, leased line connections and various ancillary services. We charge subscription fees, which are billed monthly, quarterly, semi-annually or annually in advance, typically pursuant to pre-authorized credit card accounts. The balance of our revenues during those periods were derived from website design, development and hosting services.

         Monthly subscription service revenue for Internet access is recognized over the period in which services are provided. Fee revenues for website design, development and hosting services are recognized as services are performed. Deferred revenue represents prepaid access fees by customers.

         Provo Mexico's primary business is the sale and distribution of prepaid PCS cellular airtime for Telcel in Mexico. Telcel is the dominant provider of cellular airtime in Mexico. Until May 2004, Provo sold and distributed Ladatel payphone calling cards and Multifon prepaid telephone time for Telmex. As a part of Provo Mexico's settlement agreement with Telmex, it has stopped wholesale distribution of Ladatel and Multifon time from May 2004 (See Note H).

         Prepaid phone cards are distributed through a vast network of retail outlets, including convenience stores, drug stores, restaurants, lottery stands, newspaper and magazine stands and other general stores. Provo purchases large volumes of prepaid cards from Telcel and sells the cards in smaller quantities to retailers either directly or through agents or distributors.

         Provo Mexico purchases prepaid cards at a discount from the face value of the card, and resells them to retailers or distributors at a slightly lower discount. The difference between the two discount rates, typically from 1% to 7%, represents the gross margin Provo Mexico retains. Cash (C.O.D) purchases result in a higher discount to Provo Mexico compared to purchases on credit terms from Telmex. In addition, the discount obtained by Provo Mexico varies by the type of card, face value of the card and volume levels met. Similarly, the discount offered by Provo Mexico to retailers or distributors varies by the type of card, face value of the card and volume levels of the retailer or distributor. Accordingly, the gross margin attained by Provo Mexico in any period is impacted by several factors. In addition, Telmex and Telcel provide
Provo Mexico with additional discounts and rebates based on certain special programs. Provo Mexico's management tries to optimize the gross margins earned by balancing volume levels with its working capital availability, and from time to time has scaled back volume levels due to working capital constraints.

RESULTS OF OPERATIONS

Comparison of three and six months ended June 30, 2004 and 2003:

Revenues. Our revenues decreased for the three months ended June 30, 2004 by $10,506,244 or 51.0% over the same period of the prior year. The decrease in revenues was principally due to the discontinuation of wholesale distribution of Ladatel and Multifon cards for Telmex in May of 2004. Our revenues increased for the six months ended June 30, 2004 by $11,262,916 or 52.1%. The increase in revenues was due to the Provo Mexico acquisition. Excluding the acquisition, revenues decreased for the six months by $420,749 or 20.5% over the same period of the prior year. The decrease in revenues was in part due to customer attrition and due to the reduced amount of website development work we performed in 2004. Pursuant to a settlement agreement with Telmex, Provo Mexico has discontinued the wholesale distribution of Ladatel and Multifon time. Therefore, we anticipate that our revenues for the rest of 2004 will decrease.

Cost of Revenues. For the three months ended June 30, 2004, our cost of revenues decreased by $9,719,942 to $9,405,641. The decrease in cost of revenues was due to decreased revenues in 2004 compared to the same period of the prior year. Cost of revenues as a percentage of revenues for the three months ended June 30, 2004 was 93.4% compared to 93.0% in 2003. For the six months ended June 30, 2004, our cost of revenues increased by $11,647,536 to $31,268,840. The increase in cost of revenues was due to the Provo Mexico acquisition. In percentage terms of revenues, the cost of Provo Mexico's products are generally higher than that of our U.S. operations, and with a greater mix of Provo Mexico's share in our consolidated revenues, cost of revenue as a percentage of revenues is expected to increase. We anticipate that our cost of revenues in absolute dollars for the rest of 2004 will decrease in line with the anticipated decrease in revenues.

Selling, General and Administrative. For the three months and six months ended June 30, 2004, selling, general and administrative expenses increased by $2,306,876 and $2,842,707, respectively, compared to the same periods of the prior year. The increase in selling, general and administrative expenses was principally due to the addition of $2.7 million to allowance for doubtful accounts during the three months ended June 30, 2004. Due to the discontinuation of the wholesale distribution for Telmex, Provo Mexico has lost the continuity of the relationship with many of its customers. Therefore, Provo Mexico's management evaluated its accounts receivable situation and increased the allowance for doubtful accounts.

Depreciation and Amortization. For the three months ended June 30, 2004, depreciation and amortization decreased by $71,849 to $80,909. For the six months ended June 30, 2004, depreciation and amortization decreased by $125,372 to $170,759. Depreciation and amortization decreased as many of our long-lived assets are fully depreciated or amortized over their estimated useful lives.

Interest Expense. Interest expense for three months ended June 30, 2004 was $156,967 compared to an interest expense of $193,931 during the comparable period in 2003. Interest expense for the six months ended June 30, 2004 was $256,209 compared to an interest expense of $215,819 during the comparable period in 2003. Interest expense for the three months ended June 30, 2004 decreased compared to the same period of the prior year, principally due to the decreased debt level that resulted from the settlement of supplier credit payable to Telmex in April 2004. Interest expense for the six months ended June 30, 2003 increased compared to the same period of the prior year, principally due to the increased debt level that resulted from the Provo Mexico acquisition.

Noncash Compensation Charges. In 2004, we issued 2,016,667 shares of its common stock to its directors, employees and officers. Accordingly, $302,500, representing the fair value of the shares issued, was charged to operations as a noncash compensation charge. In 2003, we entered into consulting agreements with five consultants and issued them an aggregate of 426,117 shares of common stock, and warrants to acquire 100,000 shares of common stock. Based on the fair value of the common shares and warrants, the aggregate consulting costs approximated $294,750 and is being charged to operations over the terms of the respective consulting agreements.

Income Taxes. Represent Provo Mexico's tax, as determined in accordance with Mexico's income tax laws. The effective tax rate was lower than the statutory rate of 34% due to certain revised estimates on deferred taxes. Tax benefit of tax loss carryforward was previously offset by a valuation allowance due to the uncertainty of its realization. For both 2004 and 2003, our U.S. operations did not incur any income tax expense due to losses. The tax benefit of these losses has been completely offset by a valuation allowance due to the uncertainty of its realization.

Net loss. As a result of the foregoing and after recognizing a $4.8 million gain on settlement of supplier payable, for the three months ended June 30, 2004, net loss deceased by $1,157,569 to a profit of $892,180 compared to a net loss of $265,389 for the corresponding period in 2003. For the six months ended June 30, 2004, net loss decreased by $147,171 to a loss of $390,512 compared to a net loss of $537,683 for the corresponding period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital deficiency at June 30, 2004 was $ 86,209 compared with a working capital deficiency of $4,058,244 at December 31, 2003. The increase in working capital was primarily due to approximately $1.6 million of additional financing completed in the six months ended June 30, 2004 and due to the settlement of the supplier payable to Telmex.

         Our recent primary capital requirements were to fund Provo Mexico's working capital. To date, we have financed our capital requirements primarily through the issuance of debt and equity securities. The availability of capital resources is dependent upon many factors, including, but not limited to, prevailing market conditions, interest rates, and our financial condition.

         In 2004, we borrowed an aggregate principal amount of $1,050,000 through the sale of five convertible promissory notes and we issued 4,400,000 shares of common stock upon exercise of warrants and received gross proceeds of $620,000 (net proceeds of $568,000).

       At June 30, 2004, Provo Mexico had aggregate borrowings of $1,025,564 under four lines of credit with two Mexican banks. The lines are secured by real estate owned by family members of Provo Mexico's former majority stockholders. At June 30, 2004, the current interest rates on the lines range between 10.8% and 11.3%. The lines expire at various dates between July 2004 and September of 2005 and one line requires a monthly payment of approximately $17,858 in 2004.


       Historically, Provo Mexico relied on Telmex to finance its inventory purchases with a line of credit. In April 2004, Provo Mexico entered into a settlement agreement with Telmex, whereby Provo Mexico transferred eight non-revenue generating real estate properties and certain vehicles with a net book value of $2.1 million to Telmex in full satisfaction and release of the $6.9 million credit balance to Telmex. The gain resulting from the reduction of indebtedness approximated $4.8 million, and has been recorded during the three months ended June 30, 2004.

       The Telmex agreement required Provo Mexico to stop distribution of Telmex prepaid cards from May of 2004. Nothing in the settlement agreement restricts the Company or Provo Mexico from continuing to distribute cellular cards issued by Telcel or prepaid telecommunications cards issued by other telecommunications carriers in Mexico, other than Telmex. For the year ended December 31, 2003, Telcel airtime sales represented about 48.3% of Provo Mexico's total annual sales, up significantly from 10% in 2000. All purchases of Telcel cards are made in cash and Provo Mexico has no lines of credit with Telcel. As a result of the settlement agreement, Provo Mexico is currently distributing only Telcel cards in Mexico.

       As a result of the settlement agreement with Telmex, Provo Mexico has scaled back and continues to scale back its operations in Mexico to reduce costs. Management believes that it can successfully restructure its Mexican operations and reduce costs to mitigate the loss of margin due to the discontinuation of Ladatel sales. However there is no assurance that we will be successful in completing our restructuring on a timely basis. A significant amount of our working capital in Mexico is not required since we have discontinued Ladatel card sales. We anticipate that the collection of existing receivables will provide us with substantial liquidity. However there is no assurance that we will be successful in collecting the receivables in a timely manner.

         In July 2004, we entered into an agreement with the former shareholders of Provo Mexico to sell back Provo Mexico to them in exchange for them returning back to us substantially all of the Company's shares of common stock and preferred stock issued to them (the "Unwind"). For the Unwind to take effect, we have to comply with several requirements including acquiring another line of business. However, there can be no assurance that we will complete the Unwind.

         In July 2004, we entered into an agreement with the holders of secured convertible notes (aggregate face amount of $1,000,000) whereby the noteholders have agreed to release their security interest in Provo Mexico. In connection therewith, we have agreed to sell certain of our customer bases to fund the partial repayment of the convertible notes by a specified date. The agreement with the noteholders also provides for payment of the balance due on the notes in shares of the Company's common stock at a conversion price specified in the agreement. We are in negotiation with potential buyers to sell certain of our customer bases, however, there is no definitive agreement and there can be assurance that we will be successful in selling our customer bases by the specified date or on terms that are acceptable to us.

         In August 2004, we entered into a letter of intent to acquire a company in employee leasing and recruitment services. The transaction is subject to, among other things, satisfactory completion of due diligence by both parties, an execution of a definitive agreement with customary closing conditions, including regulatory and shareholder approval. However, there cannot be any assurance that we will be able to successfully close the transaction.

       Our plans are to complete the Provo Mexico unwind, sell certain of our customer bases to satisfy our debt obligation and to acquire a company in employee leasing and recruitment services. In addition, we will continue with our Business ISP operations. In order to continue our operations, execute our plans and satisfy our debt obligations, we need to secure additional financing. We are currently pursuing additional sources of financing. There can be no assurance, however, that such financing will be available on terms that are acceptable to us, or on any terms. If we cannot obtain the additional funding we require, or raise money by selling some of our assets, we will have to negotiate with our lenders to extend the repayment dates of our indebtedness. There can be no assurance, however, that we will be able to successfully restructure our debt obligations in the event we fail to obtain additional financing.

       In order to continue our operations, execute our plans and satisfy our debt obligations, we need to secure additional financing. We are currently pursuing additional sources of financing. There can be no assurance, however, that such financing will be available on terms that are acceptable to us, or on any terms. If we cannot obtain the additional funding we require, or raise money by selling some of our assets, we will have to negotiate with our lenders to extend the repayment dates of our indebtedness. There can be no assurance, however, that we will be able to successfully restructure our debt obligations in the event we fail to obtain additional financing.


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

ITEM 3.  CONTROLS AND PROCEDURES


Evaluation of Disclosure Controls and Procedures


Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2004, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.


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

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         Recent Sales of Unregistered Securities

         During the three months ended June 30, 2004, the Company issued 2,016,667 shares of its common stock to its directors, employees and officers.

         The  foregoing   shares  were  issued   pursuant  to  exemptions   from
         registration under Sections 3(a)(9) and 4(2) of the Securities Act of 1933.


Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits:

              31 (a)   Certification of the Chief Executive  Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002

              31(b)    Certification of the Chief Financial  Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002

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

         b)   Reports on Form 8-K:

              During the three months ended June 30, 2004, the Company filed:

              (1) an 8-K for the event dated April 7, 2004 under Item 5 to report the Settlement Agreement with Telmex.

              (2) An 8-K for the event dated April 14, 2004 under Item 5 to report the delay in filing its annual report in Form 10-KSB.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 16, 2004
                                              Provo International, Inc.


                                              By:  /s/Stephen J. Cole-Hatchard
                                                --------------------------------
                                                Stephen J. Cole-Hatchard
                                                Chief Executive Officer



                                              By: /s/Vasan Thatham
                                                --------------------------------
                                                Vasan Thatham
                                                Principal Financial Officer
                                                and Vice President