Form 10QSB/A
period 2004-06-30
PROVO INTERNATIONAL  INC
filed 2004-11-01
CIK 1040850

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

                      Frontline Communications Corporation
                   -------------------------------------------
                   (Former name, if changed since last report)

Indicate by a check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes [X]    No___

As of August 10, 2004 there were outstanding 41,600,602 shares of the Issuer's common stock, $ .01 par value.

EXPLANATORY NOTE REGARDING THIS AMENDMENT ON FORM 10-QSB/A

         Provo International, Inc. (the" Company") is filing this Amendment No.1 to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 as filed with the Securities Exchange Commission on August 16, 2004. This amendment includes an additional footnote, Note L, to explain the non completion of Statement of Auditing Standards (SAS) No. 100 review by its Independent Auditor. This amendment does not include any material changes in our financial statements other than an additional footnote disclosure. This amendment does not otherwise update the disclosures set forth in such items originally filed and does not otherwise reflect events occurring after the original filing of the Quarterly Report on Form 10-QSB on August 16, 2004

                                      INDEX

                                                                            Page


Part I   Financial Information

Item 1   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets                                 1

         Condensed Consolidated Statements of Operations                       2

         Condensed Consolidated Statements of Cash Flows                       3

         Notes to Condensed Consolidated Financial Statements                  4

Item 2   Management's Discussion and Analysis of Financial Condition And
         Results Of Operations                                                10

Item 3   Controls and Procedures                                              17

Part II  Other information                                                    18

         Signatures                                                           19

PROVO INTERNATIONAL, INC.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

                                                                                 June 30,        December 31,
                                                                                   2004             2003
                                                                               ------------      ------------
                                                                               (Unaudited)         (Audited)
ASSETS
Current:
   Cash and cash equivalents                                                   $     47,395      $    106,025
   Accounts receivable:
     Trade, net of allowance for doubtful accounts                                2,784,247         5,775,010
     Related parties                                                                467,119           564,397
     Other                                                                          418,231           521,766
                                                                               ------------      ------------
Total accounts receivable                                                         3,669,597         6,861,173

  Value-added tax recoverable                                                        43,351           531,711
  Inventory                                                                         501,360           811,934
  Prepaid expenses                                                                  878,452           348,172
  Deferred income taxes                                                                               125,941
                                                                               ------------      ------------
Total current assets                                                              5,140,155         8,784,956

Property and equipment, net                                                         230,610           406,387
Investment in nonproductive properties                                                              1,955,012
Deferred income taxes                                                               297,217            28,299
Goodwill                                                                          5,343,741         5,343,741
Other assets                                                                        546,161           388,473
                                                                               ------------      ------------
                                                                               $ 11,557,884      $ 16,906,868
                                                                               ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current maturities of long-term debt                                           $    974,816      $  1,548,837
Payable under supplier credit facility                                                              6,940,363
Related parties                                                                     864,997           901,267
Accounts payable and accrued expenses                                             2,601,719         2,795,528
Income taxes payable                                                                171,850           193,835
Deferred taxes                                                                      210,748
Deferred revenue                                                                    402,234           463,370
                                                                                                 ------------
Total current liabilities                                                         5,226,364        12,843,200

Long-term debt, less current maturities                                           1,076,899           685,772
                                                                               ------------      ------------
Total liabilities                                                                 6,303,263        13,528,972
                                                                               ------------      ------------

Minority Interest                                                                        49                49

Stockholder's Equity
    Series E Preferred stock, $.01 par value, 2,000,000 shares authorized,
      issued and outstanding 30,555 and 86,555, respectively. Liquidation               306               866
      preference $306 and 866, respectively.
   Common Stock, $.01 par value, 100,000,000 shares authorized, 41,529,747 and 28,960,449 issued, respectively, 41,099,446 and 28,530,148
      outstanding, respectively.                                                    415,297           289,604
   Additional paid-in capital                                                    48,951,600        46,904,232
   Accumulated deficit                                                          (43,105,734)      (42,715,222)
   Unamortized deferred consulting costs                                            (16,644)         (145,191)
   Accumulated other comprehensive loss                                            (118,837)          (85,026)
   Treasury stock, at cost, 430,301 shares                                         (871,416)         (871,416)
                                                                               ------------      ------------
                        Total stockholders' equity                                5,254,572         3,377,847
                                                                               ------------      ------------
                                                                               $ 11,557,884      $ 16,906,868
                                                                               ============      ============

            See notes to condensed consolidated financial statements.

PROVO INTERNATIONAL, INC.  AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                    For the three months ended        For the six  months ended
                                                                      June 30          June 30         June 30         June 30
                                                                        2004             2003           2004            2003
                                                                    ------------    ------------    ------------    ------------
Revenues                                                            $ 10,065,742    $ 20,571,986    $ 32,901,029    $ 21,638,113

Costs and expenses:
      Cost of revenues (excludes costs $19,050, $42,677, $379,954        405,641      19,125,583      31,268,840      19,621,304
          and $85,633 included in depreciation and amortization)
      Selling, general and administrative                              3,875,829       1,568,953       5,014,939       2,172,232
          (excludes equity related noncash compensation of
            $359,494, $0, $431,048 and $0)
      Depreciation and amortization                                       80,909         152,758         170,759         296,131
      Noncash compensation                                               359,494                         431,048
                                                                    ------------    ------------    ------------    ------------
                                                                      13,721,873      20,847,294      36,885,586      22,089,667
                                                                    ------------    ------------    ------------    ------------
Loss from operations                                                  (3,656,131)       (275,308)     (3,984,557)       (451,554)

Other income (expense):
   Interest income                                                        11,420          13,359          16,599          13,666
   Interest expense                                                     (156,967)       (193,931)       (256,209)       (215,819)
   Amortization of deferred debt discount and conversion benefit         (47,374)       (189,413)       (906,872)       (189,413)
   Gain on assets transferred in settlement of supplier payables       4,808,298                       4,808,298
   Gain on debt settlement                                                               449,850                         449,850
   Other income (expense)                                                                 95,097                          95,097
                                                                    ------------    ------------    ------------    ------------
Net income (loss)  before income tax and minority interest               959,246        (100,346)       (322,741)       (298,173)
                                                                    ------------    ------------    ------------    ------------

Income tax expense                                                        67,066          89,996          67,771          89,996

Minority interest                                                                            580                             580
                                                                    ------------    ------------    ------------    ------------
Net income (loss)                                                        892,180        (190,922)       (390,512)       (388,749)
                                                                    ------------    ------------    ------------    ------------

Preferred dividends                                                           --          74,467              --         148,934
                                                                    ------------    ------------    ------------    ------------
Net income (loss) available to common shareholders                  $    892,180    ($   265,389)   ($   390,512)   ($   537,683)
                                                                    ============    ============    ============    ============

Earnings (Loss) per common share-basic                              $       0.02    ($      0.04)   ($      0.01)   ($      0.08)
                                                                    ============    ============    ============    ============

Earnings (Loss) per common share-diluted                            $       0.02    ($      0.04)   ($      0.01)   ($      0.08)
                                                                    ============    ============    ============    ============

Weighted average number of  common shares outstanding-basic           39,941,021       6,760,751      36,034,948       6,480,257
                                                                    ============    ============    ============    ============

Weighted average number of  common shares outstanding-diluted         43,254,885       6,760,751      36,034,948       6,480,257
                                                                    ============    ============    ============    ============

See notes to condensed consolidated financial statements.

PROVO INTERNATIONAL, INC.  AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                               For the six months ended
                                                                               June 30,        June 30,
                                                                                 2004           2003
                                                                             -----------    -----------
Cash flow from operating activities:
   Net loss                                                                  ($  390,512)   ($  388,749)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Minority interest                                                              580
      Depreciation and amortization                                              170,759        296,131
      Debt discount amortization and conversion benefit                          906,872        201,911
      Gain on debt settlement                                                 (4,808,298)      (449,850)
      Noncash compensation charge                                                431,048
      Deferred income taxes                                                       67,771       (129,447)
      Changes in operating assets and liabilities
         Accounts receivable                                                   2,990,763        494,882
         Value-added tax recoverable                                             488,360        (29,009)
         Inventory                                                               310,574        178,948
         Prepaid expenses and other                                             (530,280)       (91,980)
         Other assets                                                            (59,406)        (4,406)
         Accounts payable and accrued expenses                                   (29,266)      (366,605)
         Deferred revenue                                                        (61,136)       (11,471)
         Income taxes payable                                                    (21,985)       217,973
                                                                             -----------    -----------
Net cash  provided  by (used in) operating activities                           (534,736)       (81,092)
                                                                             -----------    -----------
Cash flows from investing activities:
     Acquisition of property and equipment                                      (159,297)       (14,830)
     Acquisition of Provo Mexico, net of cash acquired $345,137                                (154,863)
                                                                             -----------    -----------
Net cash used in  investing activities                                          (159,297)      (169,693)
                                                                             -----------    -----------
Cash flows from financing activities:
   Principal payments on long-term debt                                         (622,223)       (42,268)
   Proceeds from sale of convertible notes                                       924,987
   Proceeds from issuance of common stock upon exercise of warrants              568,000
   Supplier credit facility                                                                      84,094
   Proceeds (repayment) of bridge loan                                          (203,461)       465,587
   Seller note settlement                                                                      (200,000)
                                                                             -----------    -----------
Net cash provided by (used in)  financing activities                             667,303        307,413
                                                                             -----------    -----------
Effects of changes in foreign currency
    exchange rate changes on cash                                                (31,900)        58,848
                                                                             -----------    -----------
Net increase (decrease)  in cash and cash equivalents                            (58,630)       115,476
                                                                             -----------    -----------

Cash and cash equivalents, beginning of period                                   106,025        208,502

Cash and cash equivalents, end of period                                     $    47,395    $   323,978
                                                                             ===========    ===========
Supplemental information:
  Interest paid during the period                                            $   211,000    $   185,000
                                                                             ===========    ===========
 Dividends on Series B Preferred stock accrued                                              $   149,000
                                                                                            ===========
  Supplier credit payable settled by transfer of properties                  $ 6,900,000
  Net book amounts of properties transferred to supplier credit settlement   $ 2,100,000
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

         Six months ended June 30, 2003
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

         The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                             Three months ended          Six months ended
                                                                    June 30,                June 30,
                                                             2004         2003          2004          2003
                                                         -------------------------- ----------------------------
Numerator:
   Numerator for basic and diluted  earning ( loss)
    per share- net income ( loss)                            $892,180   ($265,389)     ($390,512)    ($537,683)
                                                         ========================== ============================

Denominator
  Weighted average common shares  denominator
    for  basic earnings (loss) per share                   39,941,021    6,760,751     36,034,948     6,480,257

   Effect of dilutive securities:
     Convertible Series E Preferred Stock-                  3,055,500
     Stock warrants                                           258,334

                                                         -------------------------- ----------------------------
  Denominator for diluted earnings ( loss) per share       43,254,855    6,760,751     36,034,948     6,480,257
                                                         ========================== ============================

Basic earnings (loss) per share                                 $0.02      ($0.04)        ($0.01)       ($0.08)
                                                         ========================== ============================
Diluted earnings ( loss) per share                              $0.02      ($0.04)        ($0.01)       ($0.08)
                                                         ========================== ============================

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

 Segment information for the three and six months ended June 30 is as follows:

                                                   Three months ended                Six months ended
                                                         June 30,                        June 30,
                                                 2004            2003              2004            2003
                                            --------------------------------  --------------------------------
Revenues:
  Internet business                                $783,928        $987,218        $1,632,596      $2,053,345
  Sale and distribution of phone cards            9,281,814      19,584,768        31,268,433      19,584,768
                                            --------------------------------  --------------------------------
                               Consolidated     $10,065,742     $20,571,986       $32,901,029     $21,638,113
                                            --------------------------------  --------------------------------

Operating profit (loss):
  Internet business                               (640,543)       (282,507)         (978,742)       (458,753)
  Sale and distribution of phone cards          (3,015,588)           7,199       (3,005,815)           7,199
                                            --------------------------------  --------------------------------
                               Consolidated    ($3,656,131)      ($275,308)      ($3,984,557)      ($451,554)
                                            --------------------------------  --------------------------------

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

NOTE L- REVIEW BY INDEPENDENT AUDITOR

       The Company filed its Quarterly Report on Form 10-QSB, for the quarter ended June 30, 2004, on August 16, 2004. At that time Hernandez Marron y Cia S.C., of Mexico City, Mexico was the Company's independent auditor (the "Auditor"). Subsequent to the filing of Form 10-QSB, the Auditor advised the Company's Audit Committee that they did not complete their review of the Form 10--QSB pursuant to the Statement of Auditing Standards (SAS) No. 100 and that the Company should file an amended Form 10-QSB. On September 26, 2004, the Company was notified by the Auditor that they had resigned.

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


November 1, 2004
                                            Provo International, Inc.


                                            By: /s/Stephen J. Cole-Hatchard
                                                -----------------------------
                                                Stephen J. Cole-Hatchard
                                                Chief Executive Officer



                                            By: /s/Vasan Thatham
                                                -----------------------------
                                                Vasan Thatham
                                                Principal Financial Officer and
                                                Vice President