Form 10QSB/A
period 2004-06-30
PROVO INTERNATIONAL  INC
filed 2004-12-16
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB/A
                                 Amendment No.2


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


      Provo International, Inc. (the" Company") is filing this Amendment No.2 to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 as filed with the Securities Exchange Commission on August 16, 2004. This amendment is made after the completion of Statement of Auditing Standards (SAS) No. 100 review by its Independent Auditor. This amendment does not include any material changes in our financial statements other than an additional footnote disclosure. This amendment does not otherwise update the disclosures set forth in such items originally filed and does not otherwise reflect events occurring after the original filing of the Quarterly Report on Form 10-QSB on August 16, 2004.

                          INDEX

                                                                            Page


Part I   Financial Information

Item 1   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets                                1

         Condensed Consolidated Statements of Operations                      2

         Condensed Consolidated Statements of Cash Flows                      3

         Notes to Condensed Consolidated Financial Statements                 4

Item 2   Management's Discussion and Analysis of Financial
         Condition And Results Of Operations                                 10

Item 3   Controls and Procedures                                             17

Part II  Other information                                                   18

         Signatures                                                          19

PROVO INTERNATIONAL, INC.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

                                                                                 June 30,      December 31,
                                                                                   2004           2003
                                                                               -----------    ------------
                                                                                (Unaudited)    (Audited)
    ASSETS
    Current:
       Cash and cash equivalents                                                   $47,395       $106,025
       Accounts receivable:
         Trade, net of allowance for doubtful accounts                           2,784,247      5,775,010
         Related parties                                                           467,119        564,397
         Other                                                                     418,231        521,766

                                                                               ---------------------------
    Total accounts receivable                                                    3,669,597      6,861,173

      Value-added tax recoverable                                                  586,351        531,711
      Inventory                                                                    501,360        811,934
      Prepaid expenses                                                             335,452        348,172
      Deferred income taxes                                                                       125,941
                                                                               ---------------------------
    Total current assets                                                         5,140,155      8,784,956

    Property and equipment, net                                                    230,610        406,387
    Investment in nonproductive properties                                                      1,955,012
    Deferred income taxes                                                          297,217         28,299
    Goodwill                                                                     5,343,741      5,343,741
    Other assets                                                                   546,161        388,473

                                                                               ---------------------------
                                                                               $11,557,884    $16,906,868
                                                                               ===========================

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current maturities of long-term debt                                          $974,816     $1,548,837
    Payable under supplier credit facility                                                      6,940,363
    Related parties                                                                864,997        901,267
    Accounts payable and accrued expenses                                        2,601,719      2,795,528
    Income taxes payable                                                           171,850        193,835
    Deferred income taxes                                                          210,748
    Deferred revenue                                                               402,234        463,370
                                                                               --------------------------
    Total current liabilities                                                    5,226,364     12,843,200


    Long-term debt, less current maturities                                      1,076,899        685,772

                                                                               -----------    -----------
    Total liabilities                                                            6,303,263     13,528,972
                                                                               -----------    -----------

    Minority Interest                                                                   49             49

    Stockholder's Equity
       Series E Preferred stock, $.01 par value, 2,000,000 shares authorized, issued and outstanding 30,555 and 86,555,
        respectively. Liquidation preference $306 and 866, respectively.               306            866
       Common Stock, $.01 par value, 100,000,000 shares authorized,
        41,529,747 and 28,960,449 issued, respectively, 41,099,446
        and 28,530,148 outstanding, respectively.                                  415,297        289,604
       Additional paid-in capital                                               48,951,600     46,904,232
       Accumulated deficit                                                     (43,105,734)   (42,715,222)
       Unamortized deferred consulting costs                                       (16,644)      (145,191)
       Accumulated other comprehensive loss                                       (118,837)       (85,026)
       Treasury stock, at cost, 430,301 shares.                                   (871,416)      (871,416)

                                                                               -----------    -----------
                            Total stockholders' equity                           5,254,572      3,377,847

                                                                               -----------    -----------
                                                                               $11,557,884    $16,906,868
                                                                               ===========    ===========


          See notes to condensed consolidated financial statements.

PROVO INTERNATIONAL, INC.  AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                 For the three months ended   For the six months ended
                                                                  June 30         June 30       June 30       June 30
                                                                    2004             2003         2004           2003
                                                                ------------    ------------- ------------   -----------
Revenues                                                        $10,065,742      $20,571,986  $32,901,029    $21,638,113

Costs and expenses:
      Cost of revenues (excludes costs $19,050, $42,677,          9,405,641       19,125,583   31,268,840     19,621,304
          $37,954 and $85,633 included in depreciation
          and amortization)
      Selling, general and administrative                         3,875,829        1,568,953    5,014,939      2,172,232
          (excludes equity related noncash compensation
          of $359,494, $0, $431,048  and $0)
      Depreciation and amortization                                  80,909          152,758      170,759        296,131
      Noncash compensation                                          359,494                       431,048
                                                                ------------    ------------- ------------   -----------
                                                                 13,721,873       20,847,294   36,885,586     22,089,667
                                                                ------------    ------------- ------------   -----------
Loss from operations                                             (3,656,131)        (275,308)  (3,984,557)      (451,554)

Other income (expense):
   Interest income                                                   11,420           13,359       16,599         13,666
   Interest expense                                                (156,967)        (193,931)    (256,209)      (215,819)
   Amortization of deferred debt discount and conversion            (47,374)        (189,413)    (906,872)      (189,413)
      benefit
   Gain on assets transferred in settlement of supplier           4,808,298                     4,808,298
      payables
   Gain on debt settlement                                                           449,850                     449,850
   Other income (expense)                                                             95,097                      95,097
                                                                ------------  --------------- --------------------------
Net income (loss)  before income tax and minority interest          959,246         (100,346)    (322,741)      (298,173)
                                                                ------------  --------------- --------------------------

Income tax expense                                                   67,066           89,996       67,771         89,996

Minority interest                                                                        580                         580
                                                                ------------   -------------- ------------   -----------
Net  income (loss)                                                  892,180         (190,922)    (390,512)      (388,749)
                                                                ------------    ------------- ------------   -----------

Preferred dividends                                                       -           74,467       -             148,934
                                                                ------------  --------------- ------------   -----------
Net income (loss) available to common shareholders                 $892,180        ($265,389)   ($390,512)     ($537,683)
                                                                ============  =============== ============   ===========

Earnings (Loss)  per common share-basic                               $0.02           ($0.04)      ($0.01)        ($0.08)
                                                                ============  =============== ============   ===========

Earnings (Loss)  per common share-diluted                             $0.02           ($0.04)      ($0.01)        ($0.08)
                                                                ========================================================

Weighted average number of  common shares                        39,941,021        6,760,751   36,034,948      6,480,257
  outstanding- basic                                            ========================================================

Weighted average number of  common shares                        43,254,885        6,760,751   36,034,948      6,480,257
  outstanding- diluted                                          ============  =============== ============   ===========

See notes to condensed consolidated financial statements.

PROVO INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                      For the six  months ended
                                                                       June 30,        June 30,
                                                                        2004            2003
                                                                    -------------   --------------
Cash flow from operating activities:
   Net loss                                                            ($390,512)       ($388,749)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Minority interest                                                                       580
      Depreciation and amortization                                      170,759          296,131
      Allowance for bad debts                                          2,700,000
      Debt discount amortization and conversion benefit                  906,872          201,911
      Gain on debt settlement                                         (4,808,298)        (449,850)
      Noncash compensation charge                                        431,048
      Deferred income taxes                                               67,771         (129,447)
      Changes in operating assets and liabilities
         Accounts receivable                                             290,763          494,882
         Value-added tax recoverable                                     488,360          (29,009)
         Inventory                                                       310,574          178,948
         Prepaid expenses and other                                     (530,280)         (91,980)
         Other assets                                                    (59,406)          (4,406)
         Accounts payable and accrued expenses                           (29,266)        (366,605)
         Deferred revenue                                                (61,136)         (11,471)
         Income taxes payable                                            (21,985)         217,973

                                                                    -------------   --------------
Net cash used in operating activities                                   (534,736)         (81,092)
                                                                    -------------   --------------


Cash flows from investing activities:
     Acquisition of property and equipment                              (159,297)         (14,830)
     Acquisition of Provo Mexico, net of cash acquired $345,137                          (154,863)
                                                                    -------------   --------------
Net cash used in  investing activities                                  (159,297)        (169,693)
                                                                    -------------   --------------


Cash flows from financing activities:
   Principal payments on long-term debt                                 (622,223)         (42,268)
   Proceeds from sale of convertible notes, net of cost                  924,987
   Proceeds from issuance of common stock upon exercise of warrants      568,000
   Supplier credit facility                                                                84,094
   Proceeds (repayment) of bridge loan                                  (203,461)         465,587
   Seller note settlement                                                                (200,000)
                                                                    -------------   --------------
Net cash provided by financing activities                                667,303          307,413
                                                                    -------------   --------------

Effects of changes in foreign currency
    exchange rate changes on cash                                        (31,900)          58,848

                                                                    -------------   --------------
Net increase (decrease)  in cash and cash equivalents                    (58,630)         115,476
                                                                    -------------   --------------

Cash and cash equivalents, beginning of period                           106,025          208,502

Cash and cash equivalents, end of period                                 $47,395         $323,978
                                                                    =============   ==============

Supplemental information:
  Interest paid during the period                                       $211,000         $185,000
                                                                    =============   ==============
 Dividends on Series B Preferred stock accrued                                           $149,000
                                                                                    ==============
  Supplier credit payable settled by transfer of properties           $6,900,000
  Net book amounts of properties transferred to supplier              $2,142,215
    credit settlement                                               =============


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

NOTE B- TELMEX SETTLEMENT AGREEMENT

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

       Nothing in the settlement agreement restricts the Company or Provo Mexico from continuing to distribute cellular cards issued by Telcel or prepaid telecommunications cards issued by other telecommunications carriers in Mexico, other than Telmex. For the year ended December 31, 2003, Telcel airtime sales represented about 48.3% of Provo Mexico's total annual sales. All purchases of Telcel cards are made in cash and Provo Mexico has no lines of credit with Telcel. As a result of the settlement agreement, Provo Mexico is currently distributing only Telcel cards in Mexico.

NOTE C- ACQUISITION

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

         Six months ended June 30, 2003
         ------------------------------
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


NOTE D- LOSS PER SHARE

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

NOTE E- ADOPTION OF NEW ACCOUNTING LITERATURE

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

NOTE F- STOCK OPTIONS

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

NOTE G- DEBT

         In January 2004, the Company borrowed an aggregate principal amount of $1,050,000 pursuant to the terms of five convertible promissory notes. The notes are due in January of 2006 and bear an interest rate of 8% per annum. The note holders have the option to convert the balance due under the notes into shares of the Company's common stock at a conversion price of $0.38 per share. In connection with the borrowing, the Company issued the note holders and the placement agent warrants to acquire an aggregate of 1,600,000 shares at an exercise price of $0.51 per share. The Company incurred approximately $145,000 (including $20,000 paid in shares of common stock to the placement agent prior to December 31, 2003). The expenses are treated as deferred financing cost and amortized over the term of the notes. Based on the fair value of the Company's common stock and warrants at the date of issuance, approximately $1,017,000 was allocated as the value of the conversion feature ($605,000) and debt discount ($412,000). The amount attributable to the conversion feature was charged to operations during the three months ended March 31, 2004 and the debt discount is being charged to operations over the term of the note. For the three and six months ended June 30, 2004, approximately $49,000 and $82,000 of discount related to the warrants was charged to operations.

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


NOTE H- STOCKHOLDERS EQUITY

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

 Segment information for the three and six months ended June 30 is as follows:

                                                   Three months ended               Six months ended
                                                        June 30,                        June 30,
                                                 2004            2003            2004            2003
                                              ------------------------------  ------------------------------
Revenues:
  Internet business                                $783,928        $987,218      $1,632,596      $2,053,345
  Sale and distribution of phone cards            9,281,814      19,584,768      31,268,433      19,584,768
                                              ------------------------------  ------------------------------
                               Consolidated     $10,065,742     $20,571,986     $32,901,029     $21,638,113
                                              ------------------------------  ------------------------------

Operating profit (loss):
  Internet business                               (640,543)       (282,507)       (978,742)       (458,753)
  Sale and distribution of phone cards          (3,015,588)           7,199     (3,005,815)           7,199
                                              ------------------------------  ------------------------------
                               Consolidated    ($3,656,131)      ($275,308)    ($3,984,557)      ($451,554)
                                              ------------------------------  ------------------------------


         For the three months and six ended June 30, 2004 the Internet business includes approximately $151,000 and $374,000, respectively, of common corporate expenses. For the three months and six months ended June 30, 2003 the Internet business includes approximately $210,000 of common corporate expenses

NOTE J- FOREIGN CURRENCY TRANSLATION

      The Company has determined that for its subsidiary's operations in Mexico, the Mexican peso is the functional currency. Assets and liabilities denominated in the Mexican peso are translated into U.S dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the reported period. The net exchange difference resulting from these translations are recorded as a separate component of the stockholders' equity as accumulated other comprehensive income, which is excluded from net income. For the six months ended June 30, 2004, the Company recorded a translation loss of approximately $34,000 to its stockholders equity as accumulated other comprehensive income.

NOTE K-SUBSEQUENT EVENTS

         In July 2004, the Company entered into an agreement with the former shareholders of Provo Mexico to sell back Provo Mexico to them in exchange for them returning back to the Company substantially all of the Company's shares of common stock and preferred stock issued to them (the "Unwind"). For the Unwind to take effect, the Company has to comply with several requirements including acquiring another line of business and obtaining shareholder and lenders approval. Upon the Company complying with the requirements and when the likelihood of the unwind is more likely, the measurement date for disposal of Provo Mexico will be established for financial reporting purposes. Once the measurement date is established, the Company will recognize the loss on disposal of Provo Mexico and the Company's financial statements of periods that include results of Provo Mexico operations prior to the measurement date will be reclassified as results of discontinued operations. However, there can be no assurance that the Company will complete the Unwind.

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

         Provo Mexico's primary business is the sale and distribution of prepaid PCS cellular airtime for Telcel in Mexico. Telcel is the dominant provider of cellular airtime in Mexico. Until May 2004, Provo sold and distributed Ladatel payphone calling cards and Multifon prepaid telephone time for Telmex. As a part of Provo Mexico's settlement agreement with Telmex, it has stopped wholesale distribution of Ladatel and Multifon time from May 2004 (See Note B).

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

RESULTS OF OPERATIONS

Comparison of three and six months ended June 30, 2004 and 2003:

Revenues. Our revenues decreased for the three months ended June 30, 2004 by $10,506,244 or 51.0% to $10,065,742 over the same period of the prior year. The decrease in revenues was principally due to the discontinuation of wholesale distribution of Ladatel and Multifon cards for Telmex in May of 2004. Our revenues increased for the six months ended June 30, 2004 by $11,262,916 or 52.1%to $32,901,029. The increase in revenues was due to the Provo Mexico acquisition. Excluding the acquisition, revenues decreased for the six months by $420,749 or 20.5% over the same period of the prior year. The decrease in revenues was in part due to customer attrition and due to the reduced amount of website development work we performed in 2004. Pursuant to a settlement agreement with Telmex, Provo Mexico has discontinued the wholesale distribution of Ladatel and Multifon time. Therefore, we anticipate that our revenues for the rest of 2004 will decrease.

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

Selling, General and Administrative. For the three months and six months ended June 30, 2004, selling, general and administrative expenses increased by $2,306,876 to $3,875,829 and by $2,842,707 to $5,014,939, respectively, compared to the same periods of the prior year. The increase in selling, general and administrative expenses was principally due to the addition of $2.7 million to allowance for doubtful accounts during the three months ended June 30, 2004. Due to the discontinuation of the wholesale distribution for Telmex, Provo Mexico has lost the continuity of the relationship with many of its customers. Therefore, Provo Mexico's management evaluated its accounts receivable situation and increased the allowance for doubtful accounts.

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

       The Telmex agreement required Provo Mexico to stop distribution of Telmex prepaid cards from May of 2004. Nothing in the settlement agreement restricts the Company or Provo Mexico from continuing to distribute cellular cards issued by Telcel or prepaid telecommunications cards issued by other telecommunications carriers in Mexico, other than Telmex. For the year ended December 31, 2003, Telcel airtime sales represented about 48.3% of Provo Mexico's total annual sales. All purchases of Telcel cards are made in cash and Provo Mexico has no lines of credit with Telcel. As a result of the settlement agreement, Provo Mexico is currently distributing only Telcel cards in Mexico.

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

         In July 2004, we entered into an agreement with the former shareholders of Provo Mexico to sell back Provo Mexico to them in exchange for them returning back to us substantially all of the Company's shares of common stock and preferred stock issued to them (the "Unwind"). For the Unwind to take effect, we have to comply with several requirements including acquiring another line of business and obtaining shareholder and lender approval. However, there can be no assurance that we will complete the Unwind.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

On December 15, 2004, the Company's independent registered public accounting firm notified management that they had identified significant deficiencies regarding the internal controls of the Company's subsidiary in Mexico. The deficiencies noted were related to (a) the subsidiary's financial reporting closing and review process and (b) the lack of account analysis and reconciliations. The Company believes such deficiencies were primarily attributable to changes in personnel within its Mexican subsidiary's accounting department due to the restructuring of operations. The Company is addressing the situation after taking into consideration the planned unwind of the subsidiary.

Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2004, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Not withstanding these observations related to internal controls in our Mexican subsidiary, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

Changes in Internal Control Over Financial Reporting

Except for the foregoing, during the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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


December 16, 2004
                                               Provo International, Inc.

                                               By: /s/Stephen J. Cole-Hatchard
                                                   ---------------------------
                                                   Stephen J. Cole-Hatchard
                                                   Chief Executive Officer



                                               By: /s/Vasan Thatham
                                                   ----------------
                                                   Vasan Thatham
                                                   Principal Financial Officer
                                                   and Vice President