Form 10QSB
period 2004-09-30
PROVO INTERNATIONAL  INC
filed 2004-12-17
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2004

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

                      Frontline Communications Corporation
                ------------------------------------------------
                   (Former name, if changed since last report)

Indicate by a check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes [X]    No[_]


As of December 5, 2004 there were outstanding 41,678,556 shares of the Issuer's common stock, $ .01 par value.

                                      INDEX

                                                                                    Page
Part I   Financial Information

Item 1   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets                                       1

         Condensed Consolidated Statements of Operations                             2

         Condensed Consolidated Statements of Cash Flows                             3

         Notes to Condensed Consolidated Financial Statements                        4

Item 2   Management's Discussion and Analysis of Financial Condition And
         Results Of Operations                                                       10

Item 3   Controls and Procedures                                                     17

Part II  Other information                                                           18

         Signatures                                                                  20

PROVO INTERNATIONAL, INC.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

                                                                          September 30,        December 31,
                                                                             2004                 2003
                                                                         --------------       -------------
                                                                          (Unaudited)           (Audited)
ASSETS
Current:
   Cash and cash equivalents                                             $     68,394         $    106,025
                                                                         ------------         ------------
   Accounts receivable:
     Trade, net of allowance for doubtful accounts                          2,877,269            5,775,010
     Related parties                                                          490,184              564,397
     Other                                                                    432,996              521,766

                                                                         ------------         ------------
Total accounts receivable                                                   3,800,449            6,861,173

  Value-added tax recoverable                                                 564,496              531,711
  Inventory                                                                   256,893              811,934
  Prepaid expenses                                                            325,387              348,172
  Deferred income taxes                                                                            125,941
                                                                         ------------         ------------
Total current assets                                                        5,015,619            8,784,956

Property and equipment, net                                                   186,503              406,387
Investment in nonproductive properties                                                           1,955,012
Deferred income taxes                                                         291,773               28,299
Goodwill                                                                      487,265            5,343,741
Other assets                                                                  256,696              388,473

                                                                         ------------         ------------
                                                                         $  6,237,856         $ 16,906,868
                                                                         ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current maturities of long-term debt                                     $  1,413,676         $  1,548,837
Payable under supplier credit facility                                                           6,940,363
Related parties                                                               938,926              901,267
Accounts payable                                                              951,768            1,833,794
Accrued expenses                                                            1,635,558              961,734
Income taxes payable                                                          301,880              193,835
Deferred income taxes                                                          83,515
Deferred revenue                                                              353,637              463,370
                                                                         ------------         ------------
Total current liabilities                                                   5,678,960           12,843,200


Long-term debt, less current maturities                                       867,127              685,772

                                                                         ------------         ------------
Total liabilities                                                           6,546,087           13,528,972
                                                                         ------------         ------------

Minority Interest                                                                  49                   49

Stockholder's Equity  (deficiency)
    Series E Preferred stock, $.01 par value, 2,000,000 shares authorized, issued and outstanding 30,555 and 86,555,
      respectively. Liquidation preference                                        306                  866
    $306 and 866, respectively
    Common Stock, $.01 par value, 100,000,000 shares authorized,
      42,108,857 and 28,960,449  issued, respectively, 41,678,556
      and 28,530,148  outstanding, respectively                               421,088              289,604
   Additional paid-in capital                                              49,026,132           46,904,232
   Accumulated deficit                                                    (48,622,580)         (42,715,222)
   Unamortized deferred consulting costs                                                          (145,191)
   Accumulated other comprehensive loss                                      (261,810)             (85,026)
   Treasury stock, at cost, 430,301 shares                                   (871,416)            (871,416)

                                                                         ------------         ------------
                        Total stockholders' equity (deficiency)              (308,280)           3,377,847

                                                                         ------------         ------------
                                                                         $  6,237,856         $ 16,906,868
                                                                         ============         ============


See notes to condensed consolidated financial statements.

PROVO INTERNATIONAL, INC.  AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)


                                                              For the three months ended           For the nine  months ended
                                                              September 30,    September 30,    September 30,   September 30,
                                                                  2004             2003             2004            2003
                                                              ------------     ------------     ------------     ------------
Revenues                                                      $  4,515,548     $ 17,170,676     $ 37,416,577     $ 38,808,789
                                                              ------------     ------------     ------------     ------------

Costs and expenses:
    Cost of revenues (excludes costs $14,415, $42,064,           4,081,515       16,024,334       35,350,355       35,645,638
    $52,374 and $ 127,697 included in depreciation
      and amortization)
    Selling, general and administrative                          1,016,224        1,322,511        6,031,163        3,494,743
       (excludes equity related noncash compensation of
         $16,644, $51,445, $447,692  and $51,445)
    Depreciation and amortization                                   64,678          147,477          235,437          443,608
    Noncash compensation                                            16,644           51,445          447,692           51,445
    Impairment of goodwill                                       4,856,476                         4,856,476
                                                              ------------     ------------     ------------     ------------
                                                                10,035,537       17,545,767       46,921,123       39,635,434
                                                              ------------     ------------     ------------     ------------
Loss from operations                                            (5,519,989)        (375,091)      (9,504,546)        (826,645)

Other income (expense):
   Interest income                                                   2,329               58           18,928           13,724
   Interest expense                                                (63,124)        (175,550)        (319,333)        (391,369)
   Amortization of deferred debt discount and
    conversion benefit                                             (73,779)         (42,768)        (980,651)        (247,613)
   Gain on assets transferred in settlement
    of supplier payables                                                            721,010        4,808,298          721,010
   Gain on debt settlement                                                                                            449,850
   Other income (expense)                                           15,939                            15,939          110,529
                                                              ------------     ------------     ------------     ------------
Net income (loss)  before income tax and
    minority interest                                           (5,638,624)         127,659       (5,961,365)        (170,514)
                                                              ------------     ------------     ------------     ------------

Income tax expense (benefit)                                      (121,778)         288,189          (54,007)         378,185

Minority interest                                                                   (18,512)                          (17,932)

                                                              ------------     ------------     ------------     ------------
Net  loss                                                       (5,516,846)        (142,018)      (5,907,358)        (530,767)
                                                              ------------     ------------     ------------     ------------

Preferred dividends                                                     --           74,467               --          223,401

                                                              ------------     ------------     ------------     ------------
Net loss available to common shareholders                     ($ 5,516,846)    ($   216,485)    ($ 5,907,358)    ($   754,168)
                                                              ============     ============     ============     ============

Loss  per common share-basic and diluted                      ($      0.13)    ($      0.03)    ($      0.16)    ($      0.11)
                                                              ============     ============     ============     ============

Weighted average number of  common shares
  outstanding- basic and diluted                                41,459,598        7,379,401       37,735,436        6,878,599
                                                              ============     ============     ============     ============


See notes to condensed consolidated financial statements.

PROVO INTERNATIONAL, INC.  AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                       For the nine months ended
                                                                    September 30,      September 30,
                                                                        2004               2003
                                                                   -------------      -------------
Cash flow from operating activities:
   Net loss                                                        ($5,907,358)       ($  530,767)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Minority interest                                                                   (17,932)
      Depreciation and amortization                                    235,437            443,608
      Allowance for bad debts                                        2,700,000
      Debt discount amortization and conversion benefit                980,651            266,363
      Gain on debt and supplier credit settlement                   (4,808,298)        (1,170,860)
      Noncash compensation charge                                      447,692             51,445
      Impairment of goodwill                                         4,856,476
      Deferred income taxes                                            (54,018)          (174,257)
      Changes in operating assets and liabilities
         Accounts receivable                                           197,741          1,357,742
         Value-added tax recoverable                                   510,215             81,300
         Inventory                                                     555,041            372,568
         Prepaid expenses and other                                   (520,215)          (210,425)
         Other assets                                                  230,027             15,929
         Accounts payable and accrued expenses                         (15,864)          (472,448)
         Deferred revenue                                             (109,733)           (64,692)
         Income taxes payable                                          108,045            434,507

                                                                   -------------      -------------
Net cash  provided  by (used in) operating activities                 (594,161)           382,081
                                                                   -------------      -------------


Cash flows from investing activities:
     Acquisition of property and equipment                            (179,451)           (60,703)
     Acquisition of Provo Mexico, net of cash
      acquired $345,137                                                                  (154,863)
                                                                   -------------      -------------
Net cash used in  investing activities                                (179,451)          (215,566)
                                                                   -------------      -------------


Cash flows from financing activities:
   Principal payments on long-term debt                               (685,643)          (183,667)
   Proceeds from  sale of notes payable                                300,000            100,000
   Proceeds from sale of convertible notes, net of cost                924,987
   Proceeds from issuance of common stock                              568,000            250,000
   Supplier credit facility                                              6,971           (532,284)
   Proceeds (repayment) of bridge loan                                (203,461)           465,587
   Seller note settlement and repayment of bridge loan                                   (325,000)
                                                                   -------------      -------------
Net cash provided by (used in)  financing activities                   910,854           (225,364)
                                                                   -------------      -------------

Effects of changes in foreign currency
    exchange rate changes on cash                                     (174,873)            11,881

                                                                   -------------      -------------
Net decrease in cash and cash equivalents                              (37,631)           (46,968)
                                                                   -------------      -------------

Cash and cash equivalents, beginning of period                         106,025            208,502

Cash and cash equivalents, end of period                           $    68,394        $   161,534
                                                                   =============      =============

Supplemental information:
  Interest paid during the period                                  $   298,000        $   361,000
                                                                   =============      =============

 Dividends on Series B Preferred stock accrued                                        $   223,000
                                                                                      =============
  Supplier credit payable settled by transfer of properties        $ 6,900,000
  Net book amounts of properties transferred to supplier
   credit settlement                                               $ 2,142,215
                                                                   =============
  Approximate gain on assets transferred in settlement
   of supplier payable                                                                $   721,000
                                                                                      =============

See notes to condensed consolidated financial statements.

PROVO INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004

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

NOTE C- ACQUISITION

      In April 2003, the Company entered into an amended and restated stock purchase agreement with the two stockholders of Proyecciones y Ventas Organizadas, S.A. de C.V., a corporation organized under the laws of the Republic of Mexico ("Provo Mexico"), to acquire from them all the issued and outstanding shares of Provo Mexico. The results of operations of Provo Mexico are included from the date of acquisition.

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

         Nine months ended September 30, 2003
         Revenues                                             $ 58,358,079
         Net loss available to common shareholders              (2,563,125)
         Net loss per share- basic and diluted.                     ($0.08)

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

      At September 30, 2004, there were outstanding 3,115,666 options and warrants, preferred stock convertible into an aggregate of 3,055,500 shares of common stock and promissory notes convertible into an aggregate of 6,300,000 shares of common stock that could potentially dilute basic EPS in the future.

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

NOTE F- STOCK OPTIONS

      Statement of Financial Accounting Standard No. 123 requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the stock options had been determined in accordance with the fair-value based method prescribed in SFAS No. 123. For the three and nine months ended September 30, 2004 and 2003, the pro forma net loss and loss per share calculated under the provisions of SFAS No. 123, would have been the same as the reported numbers.

NOTE G- DEBT AND COMMITMENTS

      In January 2004, the Company borrowed an aggregate principal amount of $1,050,000 pursuant to the terms of five convertible promissory notes. The notes are due in January of 2006 and bear an interest rate of 8% per annum. The note holders have the option to convert the balance due under the notes into shares of the Company's common stock at a conversion price of $0.38 per share. In connection with the borrowing, the Company issued the note holders and the placement agent warrants to acquire an aggregate of 1,600,000 shares at an exercise price of $0.57 per share. The Company incurred expenses of approximately $145,000 (including $20,000 paid in shares of common stock to the placement agent prior to December 31, 2003). The expenses are treated as deferred financing cost and amortized over the term of the notes. Based on the fair value of the Company's common stock and warrants at the date of issuance, approximately $1,017,000 was allocated as the value of the conversion feature ($605,000) and debt discount( $412,000). The amount attributable to the conversion feature was charged to operations during the three months ended March 31, 2004 and the debt discount is being charged to operations over the term of the note. For the three and nine months ended September 30, 2004, approximately $49,000 and $131,000 of discount related to the warrants was charged to operations.

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

      In August 2004, the Company borrowed an aggregate principal amount of $300,000 pursuant to the terms of eight promissory notes. The notes are due in February of 2005 and bear an interest rate of 7% per annum.

      In September 2004, the Company amended its lease with the landlord for its principal office space for a term of three more years. The amendment provides for a reduced area of office space with an annual rental commitment of approximately $92,000.

NOTE H- STOCKHOLDERS EQUITY

      In January and February of 2004, the Company issued 4,400,000 shares of common stock upon exercise of warrants and received gross proceeds of $620,000 (net proceeds of $568,000).

      During the nine months ended September 30, 2004, the Company issued 5,600,000 shares of common stock upon conversion of 56,000 shares of Series E Preferred and 96,052 shares of common stock upon exercise of warrants.

      In May and June 2004, the Company issued 2,016,667 shares of its common stock to its directors, employees and officers. Accordingly, $302,500, representing the fair value of the shares issued, was charged to operations as a noncash compensation charge.

      In July and August 2004, the Company issued 534,689 shares of its common stock upon conversion of convertible promissory notes in the aggregate principal amount of approximately $81,000.

NOTE I - SEGMENT INFORMATION

      We report our operations in two segments: Internet business in the U.S.A and sale and distribution of prepaid phone cards in Mexico.

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

Segment information for the three and nine months ended September 30 is as follows:

                                                    Three months ended              Nine months ended
                                                       September 30,                  September 30,
                                                  2004             2003          2004             2003
                                              ------------    ------------    ------------    ------------
Revenues:
  Internet business                           $    720,361    $    998,722    $  2,352,957    $  3,052,067
  Sale and distribution of phone cards           3,795,187      16,171,954      35,063,620      35,756,722
                                              ------------    ------------    ------------    ------------
                               Consolidated   $  4,515,548    $ 17,170,676    $ 37,416,577    $ 38,808,789
                                              ------------    ------------    ------------    ------------

Operating profit (loss) excluding
impairment of goodwill:
  Internet business                               (422,415)       (266,305)     (1,401,157)       (725,058)
  Sale and distribution of phone cards            (241,098)       (108,786)     (3,246,913)       (101,587)
                                              ------------    ------------    ------------    ------------
                               Consolidated   ($   663,513)   ($   375,091)   ($ 4,648,070)   ($   826,645)
                                              ------------    ------------    ------------    ------------

      For the three months and nine months ended September 30, 2004 the Internet business includes approximately $387,000 and $761,000, respectively, of common corporate expenses. For the three months and nine months ended September 30, 2003 the Internet business includes approximately $243,000 and $453,000, respectively, of common corporate expenses

NOTE J- FOREIGN CURRENCY TRANSLATION

The Company has determined that for its subsidiary's operations in Mexico, the Mexican peso is the functional currency. Assets and liabilities denominated in the Mexican peso are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the reported period. The net exchange difference resulting from these translations are recorded as a separate component of the stockholders' equity as accumulated other comprehensive income, which is excluded from net income. For the nine months ended September 30, 2004, the Company recorded a translation loss of approximately $177,000 to its stockholders equity as accumulated other comprehensive income.

NOTE K- PLANNED DISPOSAL OF PROVO MEXICO

      In July 2004, the Company entered into an agreement with the former shareholders of Provo Mexico to sell back Provo Mexico to them in exchange for them returning back to the Company substantially all of the Company's shares of common stock and preferred stock issued to them (the "Unwind"). For the Unwind to take effect, the Company has to comply with several requirements including acquiring another line of business and obtaining stockholder and lender approval. Upon the Company complying with the requirements and when the likelihood of the unwind is more likely, the measurement date for disposal of Provo Mexico will be established for financial reporting purposes. Once the measurement date is established, the Company will recognize the loss on disposal of Provo Mexico and the Company's financial statements for periods that include results of Provo Mexico operations prior to the measurement date will be reclassified as results of discontinued operations. However, there can be no assurance that the Company will complete the Unwind.

NOTE L- IMPAIRMENT OF GOODWILL

      The Company's management evaluated Provo Mexico's operations and the near term business conditions in which Provo Mexico operates. Based on this evaluation, management determined that the goodwill related to Provo Mexico is impaired. Based on the estimated fair value of Provo Mexico, management estimated an impairment loss of $4,856,476 at September 30, 2004 and the impairment loss was charged to operations for the three months ended September 30, 2004. The measurement of impairment loss is an estimate and any further adjustment shall be recognized in the three months ended December 31, 2004 in connection with the execution of the unwind.

NOTE M- LEGAL PROCEEDINGS

      On or about September 20, 2004, the Company was served a complaint in an action entitled Vertex Corporation vs. Provo US, Inc, and Provo International, Inc. (Delaware Court of Chancery No. 702-N). In that action, Vertex seeks an order compelling defendants to submit to arbitration of a claim involving finder's fee based upon services allegedly rendered to Provo US, Inc., a subsidiary of Provo Mexico. The Company believes that the claim lacks merit, and plans to move for a dismissal on the ground that it was not a party to the agreement. In addition, the alleged services took place prior to the Company acquiring Provo Mexico and the former owners of Provo Mexico have agreed to indemnify the Company for pre acquisition claims. Therefore, the Company believes that the legal action will not have a material impact on its operations and financial condition, accordingly no amounts have been accrued for this claim as of September 30, 2004.

NOTE N- SUBSEQUENT EVENTS

      In October 2004, the Company sold its customer base of Digital Subscriber Line (DSL) to an unaffiliated entity for estimated proceeds of $65,000. For the nine months ended September 30, 2004 and 2003, the revenues from DSL customers were an insignificant part of the consolidated revenues.

      In August 2004, the Company entered into a letter of intent to acquire a company in employee leasing and recruitment services. In October 2004, the letter of intent was terminated by mutual consent of the parties.

      In November 2004, the Company entered into a letter of intent to acquire certain assets from a biopharmaceutical company. The transaction is subject to, among other things, satisfactory completion of due diligence by both parties, an execution of a definitive agreement with customary closing conditions, including regulatory and shareholder approval. However, there cannot be any assurance that we will be able to successfully close the transaction.

      In December 2004, we sold in a private offering a promissory note in the face value of $325,000 and 50,000 shares of Series F Preferred Stock for $50,000.The promissory note is due in April of 2005 and bears interest at 12%. In connection with the financing the Company issued warrants to acquire 500,000 shares of the Company's common stock at an exercise price $0.13 per share.

      In connection with the transaction described in the preceding paragraph, in December 2004, the Company repaid $300,000 and entered into an agreement with the holders of secured convertible notes (aggregate face amount of $920,000 at September 30, 2004) whereby the noteholders have agreed to release their security interest in Provo Mexico. In connection therewith, the Company has agreed to sell certain of its customer bases to fund the partial repayment of the convertible notes by a specified date. The agreement with the noteholders also provides for payment of the balance due on the notes in shares of the Company's common stock at a conversion price specified in the agreement. The Company is in negotiation with potential buyers to sell certain of its customer bases, however, there is no definitive agreement and there can be no assurance that the Company will be successful in selling its customer bases by the specified date or on terms that are acceptable to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this Item 2 and elsewhere in this Form 10-QSB that are not historical facts are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These "forward looking statements" are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such risk factors include, but are not limited to, the following: risks associated with our ability to attract and retain new subscribers to integrate newly acquired subscribers and business entities into our operations, and to manage any future growth; uncertainties regarding our future operating results; risks relating to changes in the market for internet services, regulatory and technological changes, our possible inability to protect proprietary rights, changes in consumer preferences and demographics, competition and our reliance on telecommunication carriers; risks relating to our ability to expand our network structure and to obtain any necessary future financing; risks relating to unfavorable general economic conditions, uncertainty of customer and supplier plans and commitments; risks related to our acquisition of Provo Mexico and our ability to maintain the American Stock Exchange listing of our securities; and other risks detailed in this report and in our other Securities and Exchange Commission filings. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements, which speak only as of the date they were made. We undertake no obligation to update any forward-looking statements contained in this report.

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

      Provo Mexico purchases prepaid cards at a discount from the face value of the card, and resells them to retailers or distributors at a slightly lower discount. The difference between the two discount rates, typically from 1% to 7%, represents the gross margin Provo Mexico retains. Cash (C.O.D.) purchases result in a higher discount to Provo Mexico compared to purchases on credit terms from Telmex. In addition, the discount obtained by Provo Mexico varies by the type of card, face value of the card and volume levels met. Similarly, the discount offered by Provo Mexico to retailers or distributors varies by the type of card, face value of the card and volume levels of the retailer or distributor. Accordingly, the gross margin attained by Provo Mexico in any period is impacted by several factors. In addition, Telmex and Telcel provide Provo Mexico with additional discounts and rebates based on certain special programs. Provo Mexico's management tries to optimize the gross margins earned by balancing volume levels with its working capital availability, and from time to time has scaled back volume levels due to working capital constraints.

      In July 2004, the Company entered into an agreement with the former shareholders of Provo Mexico to sell back Provo Mexico to them in exchange for them returning back to the Company substantially all of the Company's shares of common stock and preferred stock issued to them (the "Unwind"). For the Unwind to take effect, the Company has to comply with several requirements including acquiring another line of business and obtaining stockholder and lender approval. Upon the Company complying with the requirements and when the likelihood of the unwind is more likely, the measurement date for disposal of Provo Mexico will be established for financial reporting purposes. Once the measurement date is established, the Company will recognize the loss on disposal of Provo Mexico and the Company's financial statements for periods that include results of Provo Mexico operations prior to the measurement date will be reclassified as results of discontinued operations. However, there can be no assurance that the Company will complete the Unwind.

RESULTS OF OPERATIONS

Comparison of three and nine months ended September 30, 2004 and 2003:

Revenues. Our revenues decreased for the three months ended September 30, 2004 by $12,655,128 or 73.7% to $4,515,548 over the same period of the prior year. The decrease in revenues was principally due to the discontinuation of wholesale distribution of Ladatel and Multifon cards for Telmex in May of 2004. Our revenues decreased for the nine months ended September 30, 2004 by $1,392,212 or 3.6% to $37,416,577. The decrease in revenues was principally due to the discontinuation of wholesale distribution of Ladatel and Multifon cards for Telmex in May of 2004. In 2003, Provo Mexico's results were included for the post acquisition period. Excluding the Provo Mexico acquisition, revenues decreased for the nine months by $699,110 or 22.9% over the same period of the prior year. The decrease in revenues was in part due to customer attrition and due to the reduced amount of website development work we performed in 2004. Pursuant to a settlement agreement with Telmex, Provo Mexico has discontinued the wholesale distribution of Ladatel and Multifon time. Therefore, we anticipate that our revenues for the rest of 2004 will decrease.

Cost of Revenues. For the three months ended September 30, 2004, our cost of revenues decreased by $11,942,819 to $4,081,515. The decrease in cost of revenues was due to decreased revenues in 2004 compared to the same period of the prior year. Cost of revenues as a percentage of revenues for the three months ended September 30, 2004 was 90.4% compared to 93.3% in 2003. For the nine months ended September 30, 2004, our cost of revenues decreased by $295,283 to $35,350,355. The decrease in cost of revenues was due to decreased revenues in 2004 compared to the same period of the prior year. Cost of revenues as a percentage of revenues for the nine months ended September 30, 2004 was 94.5% compared to 91.8% in 2003.In percentage terms of revenues, the cost of Provo Mexico's products are generally higher than that of our U.S. operations, and with a greater mix of Provo Mexico's share in our consolidated revenues, cost of revenue as a percentage of revenues is expected to increase. We anticipate that our cost of revenues in absolute dollars for the rest of 2004 will decrease in line with the anticipated decrease in revenues.

Selling, General and Administrative. For the three months ended September 30, 2004, selling, general and administrative expenses decreased by $306,287 to $1,016,224. The decrease was due to cost reduction measures implemented due to a reduced level activity in Provo Mexico. For the nine months ended September 30, 2004, selling, general and administrative expenses increased by $2,536,420 to $6,031,163 compared to the same period of the prior year. The increase in selling, general and administrative expenses was principally due to the addition of $2.7 million to the allowance for doubtful accounts during the three months ended June 30, 2004. Due to the discontinuation of the wholesale distribution for Telmex, Provo Mexico has lost the continuity of the relationship with many of its customers. Therefore, Provo Mexico's management evaluated its accounts receivable situation and increased the allowance for doubtful accounts.

Depreciation and Amortization. For the three months ended September 30, 2004, depreciation and amortization decreased by $82,799 to $64,678. For the nine months ended September 30, 2004, depreciation and amortization decreased by $208,171 to $235,437. Depreciation and amortization decreased as many of our long-lived assets are fully depreciated or amortized over their estimated useful lives.

Impairment of Goodwill. The Company's management evaluated Provo Mexico's operations and the near term business conditions in which Provo Mexico operates. Based on this evaluation, management determined that the goodwill related to Provo Mexico is impaired. Based on the estimated fair value of Provo Mexico, management estimated an impairment loss of $4,856,476 at September 30, 2004 and the impairment loss was charged to operations for the three months ended September 30, 2004. The measurement of impairment loss is an estimate and any further adjustment shall be recognized in the three months ended December 31, 2004 in connection with the execution of the unwind.

Interest Expense. Interest expense for three months ended September 30, 2004 was $63,124 compared to an interest expense of $175,550 during the comparable period in 2003. Interest expense for the nine months ended September 30, 2004 was $319,333 compared to an interest expense of $391,369 during the comparable period in 2003. Interest expense for the three and nine months ended September 30, 2004 decreased compared to the same periods of the prior year, principally due to the decreased debt level that resulted from the settlement of supplier credit payable to Telmex in April 2004.

Noncash Compensation Charges. In 2004, we issued 2,016,667 shares of common stock to directors, employees and officers. Accordingly, $302,500, representing the fair value of the shares issued, was charged to operations as a noncash compensation charge. In 2003, we entered into consulting agreements with five consultants and issued them an aggregate of 426,117 shares of common stock, and warrants to acquire 100,000 shares of common stock. Based on the fair value of the common shares and warrants, the aggregate consulting costs approximated $294,750 and is being charged to operations over the terms of the respective consulting agreements.

Income Taxes. Represent Provo Mexico's tax, as determined in accordance with Mexico's income tax laws. The effective tax rate was lower than the statutory rate of 34% due to certain revised estimates on deferred taxes. Approximately $330,000 of tax benefit of tax loss carryforward was previously offset by a valuation allowance due to the uncertainty of its realization. For both 2004 and 2003, our U.S. operations did not incur any income tax expense due to losses. The tax benefit of these losses has been completely offset by a valuation allowance due to the uncertainty of its realization.

Net loss. As a result of the foregoing for the three months ended September 30, 2004 net loss increased by $5,300,361,which includes goodwill impairment of $4,856,476 to a loss of $5,516,846 compared to a net loss of $216,485 for the corresponding period in 2003. For the nine months ended September 30, 2004, after recognizing a $4.8 million gain on settlement of supplier payable and $4,856,476 of goodwill impairment, net loss increased by $5,153,190 to a loss of $5,907,358 compared to a net loss of $754,168 for the corresponding period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

      Our working capital deficiency at September 30, 2004 was $663,341 compared with a working capital deficiency of $4,058,244 at December 31, 2003. The increase in working capital was primarily due to approximately $1.6 million of additional financing completed in the nine months ended September 30, 2004 and due to the settlement of the supplier payable to Telmex.

      Our recent primary capital requirements were to fund Provo Mexico's working capital. To date, we have financed our capital requirements primarily through the issuance of debt and equity securities. The availability of capital resources is dependent upon many factors, including, but not limited to, prevailing market conditions, interest rates, and our financial condition.

      In 2004, we borrowed an aggregate principal amount of $1,350,000 through the sale of five convertible promissory notes and eight promissory notes, and we issued 4,400,000 shares of common stock upon exercise of warrants and received gross proceeds of $620,000 (net proceeds of $568,000).

      At September 30, 2004, Provo Mexico had aggregate borrowings of $997,428 under four lines of credit with two Mexican banks. The lines are secured by real estate owned by family members of Provo Mexico's former majority stockholders. At September 30, 2004, the current interest rates on the lines range between 10.8% and 11.3%. The lines expire at various dates through September of 2005 and one line requires a monthly payment of approximately $17,858 in 2004.

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

      In July 2004, we entered into an agreement with the former shareholders of Provo Mexico to sell back Provo Mexico to them in exchange for them returning back to us substantially all of the Company's shares of common stock and preferred stock issued to them (the "Unwind"). For the Unwind to take effect, we have to comply with several requirements including acquiring another line of business and obtaining stockholder and lender approval. However, there can be no assurance that we will complete the Unwind.

      In December 2004, we repaid $300,000 and entered into an agreement with the holders of secured convertible notes (aggregate face amount of $920,000 at September 30, 2004) whereby the noteholders have agreed to release their security interest in Provo Mexico. In connection therewith, we have agreed to sell certain of our customer bases to fund the partial repayment of the convertible notes by a specified date. The agreement with the noteholders also provides for payment of the balance due on the notes in shares of the Company's common stock at a conversion price specified in the agreement. We are in negotiation with potential buyers to sell certain of our customer bases, however, there is no definitive agreement and there can be assurance that we will be successful in selling our customer bases by the specified date or on terms that are acceptable to us.

      Our plans are to complete the Provo Mexico unwind, sell certain of our customer bases to satisfy our debt obligation and to acquire certain assets from a biopharmaceutical company. In addition, we will continue with our Business ISP operations. In order to continue our operations, execute our plans and satisfy our debt obligations, we need to secure additional financing. We are currently pursuing additional sources of financing. There can be no assurance, however, that such plans will be successfully pursued or that additional financing will be available on terms that are acceptable to us, or on any terms. If we cannot obtain the additional funding we require, or raise money by selling some of our assets, we will have to negotiate with our lenders to extend the repayment dates of our indebtedness. There can be no assurance, however, that we will be able to successfully restructure our debt obligations in the event we fail to obtain additional financing.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

        On or about September 20, 2004, the Company was served a complaint in an action entitled Vertex Corporation vs. Provo US, Inc, and Provo International, Inc. (Delaware Court of Chancery No. 702-N). In that action, Vertex seeks an order compelling defendants to submit to arbitration of a claim involving finder's fee based upon services allegedly rendered to Provo US, Inc., a subsidiary of Provo Mexico. The Company believes that the claim lacks merit, and plans to move for a dismissal on the ground that it was not a party to the agreement. In addition, the alleged services took place prior to the Company acquiring Provo Mexico and the former owners of Provo Mexico have agreed to indemnify the Company for pre acquisition claims. Therefore, the Company believes that the legal action will not have a material impact on its operations and financial condition, although there can be no assurance given in this regard.

Item 2. Changes in Securities and Use of Proceeds

        Recent Sales of Unregistered Securities

        During the three months ended September 30, 2004, the Company issued 534,684 shares of its common stock upon conversion of convertible promissory notes and sold 1,000 shares of its common stock. In addition, the Company issued 43,241 shares of its common stock upon exercise of warrants.

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

Item 6. Exhibits and Reports on Form 8-K

        a)    Exhibits:

                  31 (a) Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  31 (b) Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32 (a) Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, furnished herewith

                  32 (b) Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, furnished herewith

        b)    Reports on Form 8-K:

              During the three months ended September 30, 2004, the Company filed:

                  (1) an 8-K for the event dated July 14, 2004 under Item 5 to report the agreement with certain noteholders.

                  (2) an 8-K for the event dated September 26, 2004 under Item
                      4.01 to report changes to its Certifying Accountant.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 16, 2004
                                       Provo International, Inc.

                                       By: /s/ Stephen J. Cole-Hatchard
                                           -------------------------------------
                                           Stephen J. Cole-Hatchard
                                           Chief Executive Officer

                                      By:  /s/ Vasan Thatham
                                           -------------------------------------
                                           Vasan Thatham
                                           Principal Financial Officer and
                                           Vice President