Form 10-Q
period 2007-03-31
Seraph Security, Inc.
filed 2009-07-15
CIK 1040850

U.S. Securities and Exchange Commission

Washington, D.C. 20549

___________________

FORM 10-Q

____________________

(Mark One)

 X . Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

     . Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from N/A to N/A

____________________

Commission File No. 000-1321002

____________________

SERAPH SECURITY, INC.

(Name of small business issuer in its charter)

Delaware	20-8484256
(State or other	(I.R.S. Employer
jurisdiction of incorporation)	identification No.)

100 Myer Creek Road, Ashland, OR 97520

(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number: (310) 309-9080

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes  X . No      .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.	Non–Accelerated filer	.	Small Business Issuer	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 13, 2009
Common stock, $0.01 par value	16,242,678

SERAPH SECURITY INC.

PART I – FINANCIAL STATEMENTS

SERAPH SECURITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
March 31,
2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-
OTHER ASSETS	90,669
TOTAL ASSETS	$90,669
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$33,402
TOTAL LIABILITIES	33,402
STOCKHOLDERS' EQUITY

Common stock, $.01 par value; 150,000,000 shares authorized, 5,775,872 shares issued and outstanding at March 31, 2007	-
Additional paid-in capital	299,385
Accumulated deficit	(242,118)
Total stockholders' equity	57,267
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$90,669

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

SERAPH SECURITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

SALES	$127,129	$—
COST OF SALES	—	—
GROSS PROFIT	127,129	—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	27,334	—
INCOME FROM OPERATIONS	99,795	—
OTHER INCOME	—	—
INCOME BEFORE INCOME TAXES	99,795	—
INCOME TAX BENEFIT	—	—
NET INCOME	$99,795	$—
EARNINGS PER SHARE - BASIC AND DILUTED	$0.02	$0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,775,872	—

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

SERAPH SECURITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2007		2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$99,795	$
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	—		—
Changes in operating assets and liabilities:
Increase in:
Other Assets	(90,669)		—
Accounts payable and accrued expenses	33,402		—
Net Cash Used In Operating Activities	42,528		—
Cash Flows From Investing Activities
Fixed Assets Purchased	—		—
Net Cash Provided By Investing Activities	—		—
Cash Flows From Financing Activities
Recapitalization per Agreement	(42,528)		—
Net Cash Provided by Financing Activities	(42,528)		—

NET DECREASE IN CASH AND CASH EQUIVALENTS	—		—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—		—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—		$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

SERAPH SECURITY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of Seraph Security, Inc. and its Subsidiaries (the “Company”), required to be consolidated in accordance with U.S. generally accepted accounting principles (GAAP). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the December 31, 2007 Form 10-K except for the accounting policy relating to accounting for uncertainty in income taxes, and should be read in conjunction with the consolidated financial statements and notes thereto.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2006 and 2007 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2007, and the results of its operations and cash flows for the three months ended March 31, 2006 and 2007. Certain prior year amounts have been restated or reclassified to conform to the current period presentation. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The condensed consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries, America’s Emergency Network, Inc. and Laurentian Peak Capital. All material intercompany balances and transactions have been eliminated

BUSINESS

Seraph Security Systems, Inc., (referred to hereafter as “SRHS,” or, the “Company”), was initially incorporated under the laws of the State of Delaware in February 1997 under the name Easy Street Online, Inc., as successor to each of Hobbes & Co., LLC ("Hobbes"), INET Communications Company, LLC ("INET") and Sara Girl & Co., LLC ("Sara Girl").

In August of 1997, the Company changed its name to Frontline Communications Corp. (“Frontline”) and operated as a regional Internet service provider ("ISP") providing Internet access, web hosting, website design, and related services to residential and small business customers throughout the Northeast United States and, through a network partnership agreement, Internet access to customers nationwide. Frontline traded on the American Stock Exchange under the symbol "FNT."

On April 3, 2003, Frontline acquired Proyecciones y Ventas Organizadas, S.A. de C.V. ("Provo Mexico") and in December 2003 changed its name to "Provo International Inc." (“Provo”). Provo was organized into three distinct divisions: (1) Provo International, which was responsible for overseeing mergers, acquisitions, financing transactions and regulatory compliance activities (2) Provo US, a division of Provo, was responsible for the continued management of the Internet service business, which was its core business prior to its acquisition of (3) Provo Mexico, a wholly owned subsidiary of Provo International, which distributed prepaid calling cards and cellular phone airtime in Mexico.

In March 2007, Provo changed its name to Ebenefits Direct, Inc., which, through its wholly-owned subsidiary, L.A. Marketing Plans, LLC, (“LAMP”), is a company currently engaged in the business of direct response marketing. LAMP markets and sells non-insurance healthcare programs designed to complement medical insurance products and to provide savings for those who cannot afford or qualify for traditional health insurance products.

On October 14, 2008, Ebenefits Direct, Inc. changed its name to Seraph Security, Inc. and continues to operate the LAMP business, and eCommerce a credit and debit card processing company.

SERAPH SECURITY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On May 20, 2009, Seraph Security, Inc. changed its name to Commerce Online, Inc. to more accurately reflect its core business.

Binding Letter of Intent - Asset Purchase Agreement

On February 25, 2009, the Company entered into a Binding Letter of Intent (the “Agreement”) with Commerce Online Technologies, Inc., a company to be organized in Delaware with the principal business of providing eCommerce software solutions on online brands in the form of internet B2B eCommerce portals, mobile entertainment applications and wireless entertainment products (“Purchaser”). Purchaser will be controlled by Michael Friedman, who, as stated in the Agreement, will be appointed as one of the Company’s directors.

Pursuant the terms of the Agreement, the Company and Friedman intend to facilitate an asset acquisition, or other tax-free combinational transaction with the Company, with closing to occur on or before April 25, 2009. In consideration for 10 million shares of the Company’s stock, Friedman shall contribute assets and intellectual property of his eCommerce Solutions, proprietary software applications, all reseller agreements and client base, and waive first year salaries for each of its current and prospective officers (“Transaction”).

The Transaction is contemplated to be structured as a tax-free transaction under Section 351 of the Internal Revenue Code of 1986, and the regulations promulgated there under.

Financial Reporting

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. Revenues and expenses are reported on the accrual basis, which means that income is recognized as it is earned and expenses are recognized as they are incurred.

USE OF ESTIMATES

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. The company has not experienced any losses in such accounts.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company also performs ongoing credit evaluations of customers’ financial condition. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations.

SERAPH SECURITY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 144”).SFAS No. 144 requires write-downs to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

For purposes of evaluating the recoverability of long-lived assets to be held and used, a recoverability test was performed based on assumptions concerning the amount and timing of estimated future cash flows reflecting varying degrees of perceived risk. Impairments to long-lived assets to be disposed of are recorded based upon the fair value of the applicable assets. Since judgment is involved in determining the fair value and useful lives of long-lived assets, there is a risk that the carrying value of our long-lived assets may be overstated or understated. Management believes that a change in any material underlying assumptions would not by itself result in the need to impair an asset.

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of March 31, 2008 this does not apply.

GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued Statement No. 142 Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited, with a weighted average useful life of 15 years.

In performing this assessment, management uses the income approach and the similar transactions method of the market approach to develop the fair value of the acquisition in order to assess its potential impairment of goodwill. The income approach is based on a discounted cash flow model which relies on a number of factors, including operating results, business plans, economic projections and anticipated future cash flows. Rates used to discount future cash flows are dependent upon interest rates and the cost of capital at a point in time. The similar transactions method is a market approach methodology in which the fair value of a business is estimated by analyzing the prices at which companies similar to the subject, which are used as guidelines, have sold in controlling interest transactions (mergers and acquisitions). Target companies are compared to the subject company, and multiples paid in transactions are analyzed and applied to subject company data, resulting in value indications. Comparability can be affected by, among other things, the product or service produced or sold, geographic markets served, competitive position, profitability, growth expectations, size, risk perception, and capital structure. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

The Company has reviewed the value of the intangible assets of goodwill as of December 31, 2008 and has determined as of the filing to impair the value of goodwill at this time. Based on the operating losses for 2008 and projected losses in 2009 and breakeven not projected until 2010 the Company has decided to impair the entire balance of $10.4 million as of year ended December 31, 2008.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (“SAB No. 104”). SAB 104 clarifies application of generally accepted accounting principles related to revenue transactions. The Company also follows the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF Issue No. 00-21"), in arrangements with multiple deliverables.

SERAPH SECURITY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

The Company receives revenue for consulting services, video streaming services, equipment sales and leasing, installation, content licensing, and maintenance agreements. Sales and leasing agreement terms generally are for one year, and are renewable year to year thereafter. Revenue for consulting services is recognized as the services are provided to customers. For upfront payments and licensing fees related to contract research or technology, the Company determines if these payments and fees represent the culmination of a separate earnings process or if they should be deferred and recognized as revenue as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations. Revenues from monthly video streaming agreements, as well as equipment maintenance, are recorded when earned. Operating equipment lease revenues are recorded as they become due from customers. Revenues from equipment sales and installation are recognized when equipment delivery and installation have occurred, and when collectability is reasonably assured.

In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated to the separate units of accounting using the relative fair value method in accordance with EITF Issue No. 00-21. The delivered item(s) is considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered item(s) and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values.

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for major betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets are charged to expense currently. Any gain or loss on disposition of assets is recognized currently in the statement of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash, cash equivalents, and marketable securities. account receivable, accounts payable, accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and/or approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

The Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

SERAPH SECURITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The three-level hierarchy for fair value measurements is defined as follows:

•

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable or the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

•

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

INCOME TAXES

The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the periods ended March 31, 2009 and December 31, 2008.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at March 31, 2007 and 2006, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123R, "Accounting for Stock-Based Compensation". This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service.

SERAPH SECURITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In addition, a public entity is required to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value. The fair value of that award has been remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

For the quarter ended March 31, 2007 and year ended December 31, 2006, the Company did not grant any stock options.

NON-EMPLOYEE STOCK BASED COMPENSATION

The cost of stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

COMMON STOCK PURCHASE WARRANTS

The Company accounts for common stock purchase warrants in accordance with the provisions of Emerging Issues Tack Force Issue (“EITF”) issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has adapted SFAS No. 159 to its financial statements. The adoption of this standard has no material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R),“Business Combinations,” which replaces SFAS No. 141, “Business Combinations,” which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

SERAPH SECURITY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment . The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we began calculating the expected option term based on our historical option exercise data. This change did not have a significant impact on the compensation expense recognized for stock options granted in 2008.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirement for FASB Statement No. 133, "Derivative Instruments and Hedging Activities" ("SFAS No. 133"). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 – RECLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

In assessing the amount of deferred tax asset to be recognized, management considers whether it is more likely than not that some of the losses will be used in the future. Management expects that they will not have benefit in the future. Accordingly, a full valuation allowance has been established.

NOTE 5 – COMMON STOCK

The Company’s board of directors believed it was in the best interest of the corporation to issue on March 2, 2009, Mr. Friedman and Phillip Johnston 8,000,000 and 1,000,000, respectively in consideration for eCommerce services to be performed on behalf of the Company, and on February 3, 2009, to issue Kyle Gotshalk and Cherish Adams 2,500,000 and 2,500,000 shares of the Company’s common stock, respectively, in consideration for eCommerce services to be performed on behalf of the Company, and for management services.

Prior to these issuances, there was 872,678 shares of common stock outstanding held by 306 shareholders. Subsequent to these issuances, the common stock of the Company is now 14,872,678 held by 310 shareholders as of March 13, 2009.

As a result of these issuances, Mssrs. Friedman, Johnston, Gotshalk, and Adams each own, 53.8%, 6.7%, 16.8% and 16.8% of the Company, respectively.

NOTE 6 – NOTES PAYABLE RELATED PARTY

During the development stage, an officer and shareholder loaned the company $97,000 for startup costs, equipment, legal fees, travel and operating costs during the year. The balance does not bear interest and will be due upon mutual agreement between the Company and the members.

SERAPH SECURITY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Income taxes

As of December 31, 2007 and 2008, the Company had approximately $200,000 of U.S. federal and state net operating loss carry forwards available to offset future taxable income which begin expiring in 2026, if not utilized. Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at March 31, 2009.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows:

December 31, 2008
Tax benefit computed at “expected” statutory rate	$(175,000)
State income taxes, net of benefit	(25,000)
Other permanent differences	-0-
Increase in valuation allowance	200,000
Net income tax benefit	$-0-

In assessing the amount of deferred tax asset to be recognized, management considers whether it is more likely than not that some of the losses will be used in the future. Management expects that they will not have benefit in the future. Accordingly, a full valuation allowance has been established.

Note 8 – Employee Benefit plan

The Company does not have a deferred profit-sharing or retirement plan. The company does not maintain an incentive compensation plan.

Note 9 – Contingencies and Commitments

The Company is not aware of any legal proceedings against it as of March 31, 2009. No contingencies have been provided in the financial statements.

Employment Contracts

The Company has employment agreements with certain executive officers. These agreements may obligate the Company to a severance amount equal to one year’s compensation should an executive leave the Company under certain terms of the agreement. The company will issue common stock in lieu of cash during year one of these agreements.

SERAPH SECURITY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Departure of Director or Officers and Election of Directors or Principal Officers

On May 29, 2008, the Company accepted the resignation of Stephen Goldberg as its sole director, Chief Executive Officer and President of the Company. On this same day, to fill the vacancy created by the resignation of Mr. Goldberg as the Company’s sole director and officer, the Company appointed Cherish Adams as Chief Executive Officer, President and a director and Mary Radomsky as Treasurer, Secretary and a Director of the Company.

On January 2, 2009, the Company’s board of directors appointed Kyle L. Gotshalk as a director and Chief Executive Officer of the Company.

On January 2, 2009, Cherish Adams resigned as Chief Executive Officer. To fill the vacancy created by the resignation of Cherish Adams as the Company’s Chief Executive Office, the Company appointed Kyle Gotshalk as its Chief Executive Officer. The Company also on this same day appointed Mr. Gotshalk as its Vice President. Cherish Adams continues to serve the Company in the capacity as its President and as a Director.

Kyle Gotshalk, 34, was elected on January 2, 2009 to serve as an Officer and a Director and on January 3, 2009 to serve as CEO and Vice President of Seraph Security, Inc. Contemporaneous with Seraph Security Inc., Mr. Gotshalk serves as an Officer and Director of VSUS Technologies, Inc. Beginning February 2005 through January 2009, Mr. Gotshalk was the President of Exit Only, Inc. an internet car sales company. Prior to this Mr. Gotshalk served as President of PSPP Holdings Inc. a credit card processing company, President of Top Flight Consulting LLC, an up and coming consulting firm, and as a Manager and Fitness Director at Sports Center Fitness. Mr. Gotshalk graduated with honors in Public Relations/Communication Studies from University of Montana in 1997. Mr. Gotshalk holds a Real Estate License in California and on May 2006 was awarded the Top Producing Agent award for most sales in first year of Real Estate by his Century 21 office.

Cherish Adams, 33, formerly our CEO, was elected on May 29, 2008 to serve as our President and Director of Seraph Security, Inc. Contemporaneous with Seraph Security Inc., beginning March 2005 through present, Mrs. Adams has served as an Officer and Director of Exit Only, Inc., an internet car sales company. From May of 2001 through February 2005 Mr. Adams serves as the Chief Financial Officer and Controller of Piedmont Properties, a company in the business of securities and real estate investments. Mrs. Adams received her Bachelor of Science Degree in Business Administration with a Concentration in Hotel, Restaurant, Resort Management from the University of Southern Oregon, in Ashland, Oregon in 1997.

Mary Radomsky, 61, was elected on May 29, 2008 to serve as our Treasurer, Secretary and a Director of Seraph Security, Inc. Ms. Radomsky retired from the Baltimore County Police Department in 1998 after 16 years of service, and where she was the Executive Assistant to the Office of the Area Commander for the Eastern District. Her duties included administrative responsibilities for citizen complaints, internal affairs cases and confidential personnel records, as well as monitoring assigned projects from the Office. Following her retirement, Mary has worked as an Executive Assistant and as an Administrative Assistant for a number of companies on a temporary basis. From 2003 until November 2006, Ms. Radomsky has served as the Office Manager for MJ Advanced Corporate Communications, Inc., a Baltimore-based financial public relations company.

The Company and Kyle Gotshalk, Cherish Adams have entered into an employment agreement. Kyle Gotshalk, Cherish Adams and Mary Radomsky have not been named to any committees of the Company’s Board of Directors and any committees of the Company’s Board of Directors to which Kyle Gotshalk, Cherish Adams and Mary Radomsky may be named have not been determined as of the filing of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on customers and competition in its markets, market demand, product performance, maintenance of relationships with key suppliers, difficulties of contracting or retaining independent contractors and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management's Discussion and Analysis of Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with the Company's Financial Statements and Notes to Financial Statements included in Report on Form 10-KSB for the year ended December 31, 2007.

Overview

BUSINESS

Seraph Security Systems, Inc., (referred to hereafter as “SRHS,” or, the “Company”), was initially incorporated under the laws of the State of Delaware in February 1997 under the name Easy Street Online, Inc., as successor to each of Hobbes & Co., LLC ("Hobbes"), INET Communications Company, LLC ("INET") and Sara Girl & Co., LLC ("Sara Girl").

In August of 1997, the Company changed its name to Frontline Communications Corp. (“Frontline”) and operated as a regional Internet service provider ("ISP") providing Internet access, web hosting, website design, and related services to residential and small business customers throughout the Northeast United States and, through a network partnership agreement, Internet access to customers nationwide. Frontline traded on the American Stock Exchange under the symbol "FNT."

On April 3, 2003, Frontline acquired Proyecciones y Ventas Organizadas, S.A. de C.V. ("Provo Mexico") and in December 2003 changed its name to "Provo International Inc." (“Provo”). Provo was organized into three distinct divisions: (1) Provo International, which was responsible for overseeing mergers, acquisitions, financing transactions and regulatory compliance activities (2) Provo US, a division of Provo, was responsible for the continued management of the Internet service business, which was its core business prior to its acquisition of (3) Provo Mexico, a wholly owned subsidiary of Provo International, which distributed prepaid calling cards and cellular phone airtime in Mexico.

In March 2007, Provo changed its name to Ebenefits Direct, Inc., which, through its wholly-owned subsidiary, L.A. Marketing Plans, LLC, (“LAMP”), is a company currently engaged in the business of direct response marketing. LAMP markets and sells non-insurance healthcare programs designed to complement medical insurance products and to provide savings for those who cannot afford or qualify for traditional health insurance products.

On October 14, 2008, Ebenefits Direct, Inc. changed its name to Seraph Security, Inc. and continues to operate the LAMP business, and eCommerce a credit and debit card processing company.

On May 20, 2009, Seraph Security, Inc. changed its name to Commerce Online, Inc. to more accurately reflect its core business.

Binding Letter of Intent - Asset Purchase Agreement

On February 25, 2009, the Company entered into a Binding Letter of Intent (the “Agreement”) with Commerce Online Technologies, Inc., a company to be organized in Delaware with the principal business of providing eCommerce software solutions on online brands in the form of internet B2B eCommerce portals, mobile entertainment applications and wireless entertainment products (“Purchaser”). Purchaser will be controlled by Michael Friedman, who, as stated in the Agreement, will be appointed as one of the Company’s directors.

Pursuant the terms of the Agreement, the Company and Friedman intend to facilitate an asset acquisition, or other tax-free combinational transaction with the Company, with closing to occur on or before April 25, 2009. In consideration for 10 million shares of the Company’s stock, Friedman shall contribute assets and intellectual property of his eCommerce Solutions, proprietary software applications, all reseller agreements and client base, and waive first year salaries for each of its current and prospective officers (“Transaction”).

The Transaction is contemplated to be structured as a tax-free transaction under Section 351 of the Internal Revenue Code of 1986, and the regulations promulgated there under.

On May 29, 2008, the Company accepted the resignation of Stephen Goldberg as its sole director, Chief Executive Officer and President of the Company. On this same day, to fill the vacancy created by the resignation of Mr. Goldberg as the Company’s sole director and officer, the Company appointed Cherish Adams as Chief Executive Officer, President and a director and Mary Radomsky as Treasurer, Secretary and a Director of the Company.

On January 2, 2009, the Company’s board of directors appointed Kyle L. Gotshalk as a director and Chief Executive Officer of the Company.

On January 2, 2009, Cherish Adams resigned as Chief Executive Officer. To fill the vacancy created by the resignation of Cherish Adams as the Company’s Chief Executive Office, the Company appointed Kyle Gotshalk as its Chief Executive Officer. The Company also on this same day appointed Mr. Gotshalk as its Vice President. Cherish Adams continues to serve the Company in the capacity as its President and as a Director.

Kyle Gotshalk, 34, was elected on January 2, 2009 to serve as an Officer and a Director and on January 3, 2009 to serve as CEO and Vice President of Seraph Security, Inc. Contemporaneous with Seraph Security Inc., Mr. Gotshalk serves as an Officer and Director of VSUS Technologies, Inc. Beginning February 2005 through January 2009, Mr. Gotshalk was the President of Exit Only, Inc. an internet car sales company. Prior to this Mr. Gotshalk served as President of PSPP Holdings Inc. a credit card processing company, President of Top Flight Consulting LLC, an up and coming consulting firm, and as a Manager and Fitness Director at Sports Center Fitness. Mr. Gotshalk graduated with honors in Public Relations/Communication Studies from University of Montana in 1997. Mr. Gotshalk holds a Real Estate License in California and on May 2006 was awarded the Top Producing Agent award for most sales in first year of Real Estate by his Century 21 office.

Cherish Adams, 33, formerly our CEO, was elected on May 29, 2008 to serve as our President and Director of Seraph Security, Inc. Contemporaneous with Seraph Security Inc., beginning March 2005 through present, Mrs. Adams has served as an Officer and Director of Exit Only, Inc., an internet car sales company. From May of 2001 through February 2005 Mr. Adams serves as the Chief Financial Officer and Controller of Piedmont Properties, a company in the business of securities and real estate investments. Mrs. Adams received her Bachelor of Science Degree in Business Administration with a Concentration in Hotel, Restaurant, Resort Management from the University of Southern Oregon, in Ashland, Oregon in 1997.

Mary Radomsky, 61, was elected on May 29, 2008 to serve as our Treasurer, Secretary and a Director of Seraph Security, Inc. Ms. Radomsky retired from the Baltimore County Police Department in 1998 after 16 years of service, and where she was the Executive Assistant to the Office of the Area Commander for the Eastern District. Her duties included administrative responsibilities for citizen complaints, internal affairs cases and confidential personnel records, as well as monitoring assigned projects from the Office. Following her retirement, Mary has worked as an Executive Assistant and as an Administrative Assistant for a number of companies on a temporary basis. From 2003 until November 2006, Ms. Radomsky has served as the Office Manager for MJ Advanced Corporate Communications, Inc., a Baltimore-based financial public relations company.

The Company and Kyle Gotshalk, Cherish Adams have entered into an employment agreement. Kyle Gotshalk, Cherish Adams and Mary Radomsky have not been named to any committees of the Company’s Board of Directors and any committees of the Company’s Board of Directors to which Kyle Gotshalk, Cherish Adams and Mary Radomsky may be named have not been determined as of the filing of this report.

THREE MONTHS ENDED MARCH 31, 2007

COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Sales increased from $-0- for the three month period ended March 31, 2006 to $127,129 for the three month period ended March 31, 2007, primarily as a result of revenue from its LA Marketing subsidiary.

Selling, general and administrative expenses increased from $-0- for the three month period ended March 31, 2006 to $27,334 for the three month period ended March 31, 2007 due to costs associated with the LA Marketing subsidiary.

Net income increased to $99,795 for the three month period ended March 31, 2007 from net loss of $-0- for the three month period ended March 31, 2006, due to the above analysis of Income and Expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at March 31 2008, our disclosure controls and procedures are ineffective. However as of the date of the filing of the Form 10Q/A management has implemented changes that it has determined will make it financial reporting process effective as of the date of this filing.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

ITEM 1A - RISK FACTORS

POSSIBLE “PENNY STOCK” REGULATION

Any trading of our common stock in the Pink Sheets or on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the “penny stock” rule.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

•

With a price of less than $5.00 per share;

•

That are not traded on a “recognized” national exchange;

•

Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

•

In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

BECAUSE WE ARE QUOTED ON THE OTCBB INSTEAD OF AN EXCHANGE OR NATIONAL QUOTATION SYSTEM, OUR INVESTORS MAY HAVE A TOUGHER TIME SELLING THEIR STOCK OR EXPERIENCE NEGATIVE VOLATILITY ON THE MARKET PRICE OF OUR STOCK.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

Although there is presently a market for our common stock, the price of our common stack may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that the market may be potentially highly volatile and may fluctuate substantially because of:

•

Actual or anticipated fluctuations in our future business and operating results;

•

Changes in or failure to meet market expectations;

•

Fluctuations in stock market price and volume

WE DO NOT INTEND TO PAY DIVIDENDS

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are rapid, there is no assurance with respect to the amount of any such dividend.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION, THEREBY DIVERTING OUR RESOURCES THAT MAY HAVE A MATERIAL EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

OUR BUSINESS PLAN CALLS FOR EXTENSIVE AMOUNTS OF FUNDING AND WE MAY NOT BE ABLE TO OBTAIN SUCH FUNDING WHICH COULD ADVERSELY AFFECT OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION.

We will be relying on additional financing and funding. We are currently in discussions with potential sources of financing but no definitive agreements are in place. If we cannot achieve the requisite financing or complete the projects as anticipated, this could adversely affect our business, the results of our operations, prospects and financial condition.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes in securities during the period ended March 31, 2007

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1

Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERAPH SECURITY SYSTEMS INC.

Date: July 14, 2009	By: /s/ Kyle Gotshalk
Kyle Gotshalk
Chief Executive Officer