Form 10-Q
period 2007-06-30
Seraph Security, Inc.
filed 2009-07-15
CIK 1040850

U.S. Securities and Exchange Commission

Washington, D.C. 20549

___________________

FORM 10-Q

____________________

(Mark One)

 X . Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

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

SERAPH SECURITY INC.

PART I – FINANCIAL STATEMENTS

SERAPH SECURITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
June 30,
2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—
OTHER ASSETS	90,669
TOTAL ASSETS	$90,669
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$33,402
TOTAL LIABILITIES	33,402
STOCKHOLDERS' EQUITY

Common stock, $.01 par value; 150,000,000 shares authorized, 227,052,890 shares issued and outstanding at June 30, 2007	—
Additional paid-in capital	199,590
Accumulated deficit	(142,323)
Total stockholders' equity	57,267
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$90,669

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

SERAPH SECURITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

SALES	$127,129	$—	$254,258	$—
COST OF SALES	—	—	—	—
GROSS PROFIT	127,129	—	254,258	—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	27,334	—	54,669	—
INCOME FROM OPERATIONS	99,795	—	199,589	—
OTHER INCOME	—	—	—	—
INCOME BEFORE INCOME TAXES	99,795	—	199,589	—
INCOME TAX BENEFIT	—	—	—	—
NET INCOME	$99,795	$—	199,589	$—
EARNINGS PER SHARE - BASIC AND DILUTED	$0.00	$0.00	0.00	$0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	227,052,892	—	116,414,381	—

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

SERAPH SECURITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$199,590	$—
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	—	—
Changes in operating assets and liabilities:
Increase in:
Other Assets	(90,669)	—
Accounts payable and accrued expenses	33,402	—
Net Cash Used In Operating Activities	142,323	—
Cash Flows From Investing Activities
Fixed Assets Purchased	—	—
Net Cash Provided By Investing Activities	—	—
Cash Flows From Financing Activities
Recapitalization per Agreement	(142,323)	—
Net Cash Provided by Financing Activities	(142,323)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

SERAPH SECURITY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — INTERIM FINANCIAL STATEMENTS

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

The unaudited condensed consolidated financial statements for the three months ended June 30, 2006 and 2007 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2007, and the results of its operations and cash flows for the three months ended June 30, 2006 and 2007. Certain prior year amounts have been restated or reclassified to conform to the current period presentation. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of June 30, 2008 this does not apply.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the periods ended June 30, 2009 and December 31, 2008.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at June 30, 2007 and 2006, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

For the quarter ended June 30, 2007 and year ended December 31, 2006, the Company did not grant any stock options.

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

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 141(R),“Business Combinations,” which replaces SFAS No. 141, “ Business Combinations,” which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any  noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

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

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

NOTE 4 — RECLASSIFICATIONS

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

NOTE 5 — COMMON STOCK

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

NOTE 6 — NOTES PAYABLE RELATED PARTY

During the development stage, an officer and shareholder loaned the company $97,000 for startup costs, equipment, legal fees, travel and operating costs during the year. The balance does not bear interest and will be due upon mutual agreement between the Company and the members.

SERAPH SECURITY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INCOME TAXES

As of December 31, 2007 and 2008, the Company had approximately $200,000 of U.S. federal and state net operating loss carry forwards available to offset future taxable income which begin expiring in 2026, if not utilized. Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance.

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

NOTE 8 — EMPLOYEE BENEFIT PLAN

The Company does not have a deferred profit-sharing or retirement plan. The company does not maintain an incentive compensation plan.

NOTE 9 — CONTINGENCIES AND COMMITMENTS

The Company is not aware of any legal proceedings against it as of June 30, 2007. No contingencies have been provided in the financial statements.

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

NOTE 10 — DEPARTURE OF DIRECTOR OR OFFICERS AND ELECTION OF DIRECTORS OR PRINCIPAL OFFICERS

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

THREE MONTHS ENDED JUNE 30, 2007

COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Sales increased from $-0- for the three month period ended June 30, 2006 to $127,129 for the three month period ended June 30, 2007, primarily as a result of revenue from its LA Marketing subsidiary.

Selling, general and administrative expenses increased from $-0- for the three month period ended June 30, 2006 to $27,334 for the three month period ended June 30, 2007 due to costs associated with the LA Marketing subsidiary.

Net income increased to $99,795 for the three month period ended June 30, 2007 from net loss of $-0- for the three month period ended June 30, 2006, due to the above analysis of Income and Expenses.

SIX MONTHS ENDED JUNE 30, 2007

COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Sales increased from $-0- for the three month period ended June 30, 2006 to $254,258 for the six month period ended June 30, 2007, primarily as a result of revenue from its LA Marketing subsidiary.

Selling, general and administrative expenses increased from $-0- for the six month period ended June 30, 2006 to $54,669 for the three month period ended June 30, 2007 due to costs associated with the LA Marketing subsidiary.

Net income increased to $199,590 for the sixmonth period ended June 30, 2007 from net loss of $-0- for the three month period ended June 30, 2006, due to the above analysis of Income and Expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at June 30 2008, our disclosure controls and procedures are ineffective. However as of the date of the filing of the Form 10Q/A management has implemented changes that it has determined will make it financial reporting process effective as of the date of this filing.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes in securities during the period ended June 30, 2007

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1

Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,.

SERAPH SECURITY SYSTEMS INC.

Date: July 14, 2009	By: /s/ Kyle Gotshalk
Kyle Gotshalk
Chief Executive Officer