Form 10-Q
period 2008-03-31
Seraph Security, Inc.
filed 2009-07-16
CIK 1040850

U.S. Securities and Exchange Commission

Washington, D.C. 20549

___________________

FORM 10-Q

____________________

(Mark One)

 X . Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

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

SERAPH SECURITY INC.

PART I – FINANCIAL STATEMENTS

SERAPH SECURITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2008	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,407	$—
OTHER ASSETS	92,023	90,669
TOTAL ASSETS	$97,430	$90,669
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$24,070	$33,402
TOTAL LIABILITIES	24,070	33,402
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized, 227,052,924 shares issued and outstanding at March 31, 2008	2,270,529	2,270,529
Additional paid-in capital	(1,971,144)	(2,156,405)
Accumulated equity (deficit)	(226, 025)	56,857
Total stockholders' equity	73,360	57,267
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$97,430	$90,669

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

SERAPH SECURITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007

SALES	$96,575	$127,129
COST OF SALES	—	—
GROSS PROFIT	—	—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	60,616	27,334
INCOME FROM OPERATIONS	35,959	99,795
OTHER INCOME	—	—
INCOME BEFORE INCOME TAXES	35,959	99,795
INCOME TAX BENEFIT	—	—
NET INCOME	$35,959	$99,795
EARNINGS PER SHARE - BASIC AND DILUTED	$0.00	$0.02
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	227,052,924	5,775,872

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

SERAPH SECURITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,959	$99,795
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	—
Changes in operating assets and liabilities:
Increase in:
Other Assets	(21,220)	(133,197)
Accounts payable and accrued expenses	(9,332)	33,402
Net Cash Used In Operating Activities	5,407	—
Cash Flows From Investing Activities
Fixed Assets Purchased	—	—
Net Cash Provided By Investing Activities	—	—
Cash Flows From Financing Activities

Net Cash Provided by Financing Activities	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	5,407	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,407	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

SERAPH SECURITY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of Brampton Crest International, Inc. and its Subsidiaries (the “Company”), required to be consolidated in accordance with U.S. generally accepted accounting principles (GAAP). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the December 31, 2008 Form 10-K except for the accounting policy relating to accounting for uncertainty in income taxes, and should be read in conjunction with the consolidated financial statements and notes thereto.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2007 and 2008 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2008, and the results of its operations and cash flows for the three months ended March 31, 2007 and 2008. Certain prior year amounts have been restated or reclassified to conform to the current period presentation. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

In March 2008, Provo changed its name to Ebenefits Direct, Inc., which, through its wholly-owned subsidiary, L.A. Marketing Plans, LLC, (“LAMP”), is a company currently engaged in the business of direct response marketing. LAMP markets and sells non-insurance healthcare programs designed to complement medical insurance products and to provide savings for those who cannot afford or qualify for traditional health insurance products.

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

In May 2008, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48   (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at March 31, 2007 and 2008, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the quarter ended March 31, 2008 and year ended December 31, 2008, the Company did not grant any stock options.

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

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2008. The Company has adapted SFAS No. 159 to its financial statements. The adoption of this standard has no material effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued SFAS No. 141(R),“Business Combinations,” which replaces SFAS No. 141, “ Business Combinations,”  which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

In December 2008, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

SERAPH SECURITY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2008, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R),  Share-Based Payment . The simplified method can be used after December 31, 2008 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2008, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we began calculating the expected option term based on our historical option exercise data. This change did not have a significant impact on the compensation expense recognized for stock options granted in 2008.

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

As a result of these issuances, Messrs. Friedman, Johnston, Gotshalk, and Adams each own, 53.8%, 6.7%, 16.8% and 16.8% of the Company, respectively.

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

SERAPH SECURITY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INCOME TAXES

As of March 31, 2008, the Company had approximately $200,000 of U.S. federal and state net operating loss carry forwards available to offset future taxable income which begin expiring in 2026, if not utilized.  Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at March 31, 2009.

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

Management's Discussion and Analysis of Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with the Company's Financial Statements and Notes to Financial Statements included in Report on Form 10-KSB for the year ended December 31, 2008.

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

In March 2008, Provo changed its name to Ebenefits Direct, Inc., which, through its wholly-owned subsidiary, L.A. Marketing Plans, LLC, (“LAMP”), is a company currently engaged in the business of direct response marketing. LAMP markets and sells non-insurance healthcare programs designed to complement medical insurance products and to provide savings for those who cannot afford or qualify for traditional health insurance products.

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

THREE MONTHS ENDED MARCH 31, 2008

COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Sales decreased from $127,129 for the three month period ended March 31, 2007 to $96,575 for the three month period ended March 31, 2008, primarily as a result of revenue from its LA Marketing subsidiary.

Selling, general and administrative expenses increased from $27,334 for the three month period ended March 31, 2007 to $60,616 for the three month period ended March 31, 2008 due to costs associated with the LA Marketing subsidiary.

Net income decreased to $35,959 for the three month period ended March 31, 2008 from net loss of $99,795 for the three month period ended March 31, 2007, due to the above analysis of Income and Expenses.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes in securities during the period ended March 31, 2008

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2008.

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

SERAPH SECURITY SYSTEMS INC.

Date: July 16, 2009	By: /s/ Kyle Gotshalk
Kyle Gotshalk
Chief Executive Officer