Form 10-Q
period 2008-06-30
Seraph Security, Inc.
filed 2009-07-16
CIK 1040850

U.S. Securities and Exchange Commission

Washington, D.C. 20549

___________________

FORM 10-Q

____________________

(Mark One)

 X ..  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

      ..  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

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

Common Stock, $0.01 par value per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes  X .. No       ..

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer	..	Accelerated filer	..	Non–Accelerated filer	..	Small Business Issuer	X ..

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes       .. No  X ..

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 13, 2009
Common stock, $0.01 par value	16,242,678

SERAPH SECURITY INC.

PART I – FINANCIAL STATEMENTS

SERAPH SECURITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2008	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—
OTHER ASSETS	1,550	90,669
TOTAL ASSETS	$1,550	$90,669
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$44,181	$33,402
Due to Related Party	169,683	—
TOTAL LIABILITIES	213,864	33,402
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized, 227,052,924 shares issued and outstanding at March 31, 2008	1,526	2,270,529
Additional paid-in capital	70,327	(2,156,405)
Accumulated equity (deficit)	(284,167)	56,857
Total stockholders' equity (deficit)	(212,314)	57,267
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,550	$90,669

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

SERAPH SECURITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
SALES	$—	$127,129	$96,575	$254,258
COST OF SALES	—	—	—	—
GROSS PROFIT	—	—	96,575	—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	42,049	27,334	102,665	54,669
INCOME (LOSS) FROM OPERATIONS	(42,049)	99,795	(6,090)	199,589
OTHER INCOME	—	—	—	—
INCOME (LOSS) BEFORE INCOME TAXES	(42,049)	99,795	(6,090)	199,589
INCOME TAX BENEFIT	—	—	—	—
NET INCOME (LOSS)	$(42,049)	$99,795	(6,090)	$199,589
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED	$(0.00)	$0.00	(0.00)	$0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	227,052,924	227,052,892	227,052,924	116,414,381,

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

SERAPH SECURITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,090)	$199,590
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	—
Changes in operating assets and liabilities:
Increase in:
Other Assets	(21,220)	(90,669)
Accounts payable and accrued expenses	(29,443)	33,402
Net Cash Used In Operating Activities	(56,753)	142,323
Cash Flows From Investing Activities
Fixed Assets Purchased	—	—
Net Cash Provided By Investing Activities	—	—
Cash Flows From Financing Activities
Proceeds from Related Party	56,753	—
Recapitalization per Agreement	—	(142,323)
Net Cash Provided by Financing Activities	56,753	(142,323)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

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

The unaudited condensed consolidated financial statements for the three months ended June 30, 2007 and 2008 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2008, and the results of its operations and cash flows for the three months ended June 30, 2007 and 2008. Certain prior year amounts have been restated or reclassified to conform to the current period presentation. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). .. All material intercompany balances and transactions have been eliminated

BUSINESS

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at June 30, 2007 and 2008, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the quarter ended June 30, 2008 and year ended December 31, 2008, the Company did not grant any stock options.

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

SERAPH SECURITY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INCOME TAXES

As of June 30, 2008, the Company had approximately $200,000 of U.S. federal and state net operating loss carry forwards available to offset future taxable income which begin expiring in 2026, if not utilized. Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at June 30, 2008.

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

NOTE 9 — CONTINGENCIES AND COMMITMENTS

The Company is not aware of any legal proceedings against it as of June 30, 2009. No contingencies have been provided in the financial statements.

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

THREE MONTHS ENDED JUNE 30, 2008

COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

Sales decreased from $127,129 for the three month period ended June 30, 2007 to $-0- for the three month period ended June 30, 2008, primarily as a result of revenue from its LA Marketing subsidiary.

Selling, general and administrative expenses increased from $27,334for the three month period ended June 30, 2007 to $42,049 for the three month period ended June 30, 2008 due to costs associated with the LA Marketing subsidiary.

Net income decreased to $99,795 for the three month period ended June 30, 2007 from net loss of $-42,049 for the three month period ended June 30, 2007, due to the above analysis of Income and Expenses.

SIX MONTHS ENDED JUNE 30, 2008

COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

Sales decreased from $254,258 for the three month period ended June 30, 2007 to $96,575 for the three month period ended June 30, 2008, primarily as a result of revenue from its LA Marketing subsidiary.

Selling, general and administrative expenses increased from $54,669 for the three month period ended June 30, 2006 to $102,665 for the three month period ended June 30, 2008 due to costs associated with the LA Marketing subsidiary.

Net income increased to $199,589 for the three month period ended June 30, 2007 from net loss of $6,090 for the three month period ended June 30, 2008, due to the above analysis of Income and Expenses.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes in securities during the period ended June 30, 2008

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2008.

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