Form 10-Q
period 2008-09-30
Seraph Security, Inc.
filed 2009-07-16
CIK 1040850

U.S. Securities and Exchange Commission

Washington, D.C. 20549

___________________

FORM 10-Q

____________________

(Mark One)

 X . Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

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

SERAPH SECURITY INC.

PART I – FINANCIAL STATEMENTS

SERAPH SECURITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2008	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,407	$—
OTHER ASSETS	92,364	90,669
TOTAL ASSETS	$97,771	$90,669
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$57,668	$33,402
Due to Related Party	66,517	—
Notes Payable	397,000	—
TOTAL LIABILITIES	521,185	33,402
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized, 227,052,924 shares issued and outstanding at March 31, 2008	2,270,529	2,270,529
Additional paid-in capital	(2,409,756)	(2,156,405)
Accumulated equity (deficit)	(284,187)	56,857
Total stockholders' equity (deficit)	(423,414)	57,267
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$97,771	$90,669

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

SERAPH SECURITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
SALES	$—	$127,129	$96,575	$381,387
COST OF SALES	—	—	—	—
GROSS PROFIT	—	127,129	96,575	381,387
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	27,334	102,665	82,003
INCOME (LOSS) FROM OPERATIONS	—	99,795	(6,090)	299,384
OTHER INCOME	—	—	—	—
INCOME (LOSS) BEFORE INCOME TAXES	—	99,795	(6,090)	299,384
INCOME TAX BENEFIT	—	—	—	—
NET INCOME (LOSS)	$—	$99,795	(6,090)	$299,384
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED	$0.00	$0.00	(0.00)	$0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	227,052,924	227,052,892	227,052,924	153,293,884

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

SERAPH SECURITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,090)	$299,384
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	—
Changes in operating assets and liabilities:
Increase in:
Other Assets	(21,220)	(90,669)
Accounts payable and accrued expenses	(29,443)	33,402
Net Cash Used In Operating Activities	(56,753)	242,117
Cash Flows From Investing Activities
Fixed Assets Purchased	—	—
Net Cash Provided By Investing Activities	—	—
Cash Flows From Financing Activities
Proceeds from Related Party	56,753	—
Recapitalization per Agreement	—	(242,117)
Net Cash Provided by Financing Activities	56,753	(242,117)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

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

The unaudited condensed consolidated financial statements for the three months ended September 30, 2008 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2008, and the results of its operations and cash flows for the three months ended September 30, 2007 and 2008. Certain prior year amounts have been restated or reclassified to conform to the current period presentation. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). . All material intercompany balances and transactions have been eliminated

BUSINESS

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

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of September 31, 2008 this does not apply.

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the periods ended September 31, 2009 and December 31, 2008.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at September 30, 2008 and 2007, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the quarter ended September 30, 2008, the Company did not grant any stock options.

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

In September 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirement for FASB Statement No. 133, "Derivative Instruments and Hedging Activities" ("SFAS No. 133"). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009.

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

NOTE 5 — COMMON STOCK

The Company’s board of directors believed it was in the best interest of the corporation to issue on September 2, 2009, Mr. Friedman and Phillip Johnston 8,000,000 and 1,000,000, respectively in consideration for eCommerce services to be performed on behalf of the Company, and on February 3, 2009, to issue Kyle Gotshalk and Cherish Adams 2,500,000 and 2,500,000 shares of the Company’s common stock, respectively, in consideration for eCommerce services to be performed on behalf of the Company, and for management services.

Prior to these issuances, there was 872,678 shares of common stock outstanding held by 306 shareholders. Subsequent to these issuances, the common stock of the Company is now 14,872,678 held by 310 shareholders as of September 13, 2009.

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

SERAPH SECURITY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INCOME TAXES

As of September 30, 2008 the Company had approximately $200,000 of U.S. federal and state net operating loss carry forwards available to offset future taxable income which begin expiring in 2026, if not utilized. Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at September 30, 2008.

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

NOTE 9 — CONTINGENCIES AND COMMITMENTS

The Company is not aware of any legal proceedings against it as of September 31, 2009. No contingencies have been provided in the financial statements.

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

Cherish Adams, 33, formerly our CEO, was elected on May 29, 2008 to serve as our President and Director of Seraph Security, Inc. Contemporaneous with Seraph Security Inc., beginning September 2005 through present, Mrs. Adams has served as an Officer and Director of Exit Only, Inc., an internet car sales company. From May of 2001 through February 2005 Mr. Adams serves as the Chief Financial Officer and Controller of Piedmont Properties, a company in the business of securities and real estate investments. Mrs. Adams received her Bachelor of Science Degree in Business Administration with a Concentration in Hotel, Restaurant, Resort Management from the University of Southern Oregon, in Ashland, Oregon in 1997.

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

Cherish Adams, 33, formerly our CEO, was elected on May 29, 2008 to serve as our President and Director of Seraph Security, Inc. Contemporaneous with Seraph Security Inc., beginning September 2005 through present, Mrs. Adams has served as an Officer and Director of Exit Only, Inc., an internet car sales company. From May of 2001 through February 2005 Mr. Adams serves as the Chief Financial Officer and Controller of Piedmont Properties, a company in the business of securities and real estate investments. Mrs. Adams received her Bachelor of Science Degree in Business Administration with a Concentration in Hotel, Restaurant, Resort Management from the University of Southern Oregon, in Ashland, Oregon in 1997.

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

THREE MONTHS ENDED SEPTEMBER 30, 2008

COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Sales increased from $127,129 for the three month period ended September 30, 2007 to $-0-for the three month period ended September 30, 2008, primarily as a result of revenue from its LA Marketing subsidiary.

Selling, general and administrative expenses increased from $27,334 for the three month period ended September 30, 2007 to $-0- for the three month period ended September 30, 2008 due to costs associated with the LA Marketing subsidiary.

Net income increased to $99,795 for the three month period ended September 31, 2008 from net loss of $-0- for the three month period ended September 30, 2008, due to the above analysis of Income and Expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2008

COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Sales increased from $381,387 for the three month period ended September 30, 2007 to $96,575 for the three month period ended September 30, 2008, primarily as a result of revenue from its LA Marketing subsidiary.

Selling, general and administrative expenses increased from $82,003 for the nine month period ended September 30, 2007 to $102,665 for the nine month period ended September 30, 2008 due to costs associated with the LA Marketing subsidiary.

Net income increased to $(6,090) for the nine month period ended September 30, 2007 from net loss of $299,384 for the nine month period ended September 31, 2008, due to the above analysis of Income and Expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at September 31 2008, our disclosure controls and procedures are ineffective. However as of the date of the filing of the Form 10Q/A management has implemented changes that it has determined will make it financial reporting process effective as of the date of this filing.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes in securities during the period ended September 31, 2008

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 31, 2008.

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