Form 10-K
period 2008-12-31
Seraph Security, Inc.
filed 2009-07-16
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X .ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of voting stock held by non-affiliates of the registrant on July 13, 2009 was approximately $475,000. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of July 13, 2009, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

Documents Incorporated By Reference

None

SERAPH SECURITY INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company had a reverse split of its stock in the fourth quarter of 2008. The Company’s outstanding shares were reduced from 227,052,924 to 152,662 effective at the end of 2008.

Other than the stock split and election of officers and directors the Company submitted no other matters to a vote of its security holders during the fiscal year ended December 31, 2008.

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

Periods	High	Low
Fiscal Year 2008
First Quarter (January – March 2008)	$13.00	$4.00
Second Quarter (April – June 2008)	$11.94	$2.98
Third Quarter (July – September 2008)	$4.47	$2.98
Fourth Quarter (October – December 2008)	$2.98	$.30

Fiscal Year 2007
First Quarter (January – March 2007)	$746.00	$313.00
Second Quarter (April – June 2007)	$1,417.00	$291.00
Third Quarter (July – September 2007)	$1,328.00	$194.00
Fourth Quarter (October – December 2007)	$283.00	$8.00

On July 14, 2009, the closing bid price of our common stock was $.30

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

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2008, Compared to Fiscal Year Ended December 31, 2007

Sales decreased from $508,516 for the year ended December 31, 2007 to $96,575 for the year ended December 31, 2008, primarily as a result of revenue from its LA Marketing subsidiary.

Selling, general and administrative expenses decreased from $109,337 for the year ended December 31, 2007 to $102,665 for the year ended December 31, 2008 due to costs associated with the LA Marketing subsidiary.

Net income decreased to $(6,090) for the year ended December 31, 2008 from net income of $399,179 for the year ended December 31, 2007, due to the above analysis of Income and Expenses.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors, and employees.  Code of ethics codifies the business and ethical principles that govern all aspects of our business.  This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company .

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth for the year ended December 31, 2008 and 2007 compensation awarded to, paid to, or earned by, our  Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

						Long Term Compensation
	Annual Compensation		Other Annual			Restricted Stock Options/LTIP			All Other
Name	Title	Year	Salary	Bonus	Compensation	Awarded	SARs (#)	payouts ($)	Compensation
Kyle Gotshalk	CEO	2007	$0	0	0	0	0	0	0
		2008	0	0	0	0	0	0	0
Cherish Adams Gotshalk	President	2007	$0	0	0	0	0	0	0
		2008	0	0	0	0	0	0	0

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

None.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of December 31, 2008. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

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

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 250,000,000 shares of common stock, par value $ .01

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

(3)     Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services  rendered  by the principal accountants for tax compliance, tax advice, and  tax  planning  was  $1,000.

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

(3)     Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $1,000.

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

The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 16th day of July, 2009.

Seraph Security, Inc.

Date: July 16, 2009	/S/ Kyle Gotshalk
Kyle Gotshalk
(Chief Executive Officer)

/S/ Cherish Adams
Cherish Adams
(President)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kyle Gotshalk	Chief Executive Officer	July 16, 2009
Name: Kyle Gotshalk

/s/ Cherish Adams	President	July 16, 2009
Name: Cherish Adams

PART F/S.  FINANCIAL STATEMENTS.

SERAPH SECURITY, INC. AND SUBSIDIARIES

Larry O'Donnell, CPA, P.C.

2228 South Fraser Street, Unit I

Aurora, Colorado 80014

Telephone (303) 745-4545

Independent Auditor’s Report

To the Shareholders of:

Seraph Security, Inc.

Ashland, Oregon

We have audited the accompanying balance sheets of Seraph Security, Inc. as of December 31, 2007 and 2008 and, and the related statements of operations and members’ deficiency, and cash flows for the years ended December 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Seraph Security, Inc.  as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and 2007  in conformity with accounting principles generally accepted in the United State of America.

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

/s/ Larry O’Donnell, CPA, P.C.

Larry O'Donnell, CPA, P.C.

Aurora, Colorado

July 7, 2009

Seraph Security, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,407	$--
Total Current Assets	--	--
Other Assets	92,364	90,669
TOTAL ASSETS	$97,771	$90,669
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$57,668	$33,402
	66,517	--
	397,000	--
Total Current Liabilities	463,517	33,402
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized 227,052,924 and 152,662 shares issued and outstanding at December 31, 2007 and December 31, 2008	1,526	2,270,529
Additional paid in capital	(418,039)	(2,156,405)
Accumulated equity (deficit)	50,767	(56,857)
Total Stockholders' Equity (Deficit)	(365,746)	57,267
Total Liabilities & Stockholders’ Equity	$97,771	$90,669

See accompanying notes to the Consolidated Financial Statements

Seraph Security, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007
Sales	$96,575	$508,516
Cost of Sales	--	--
Gross Profit	96,575	508,516
Selling, General and
Administrative Expenses	102,665	109,337
Income (Loss) From Operations	(6,090)	399,179
Income (Loss) from Continuing Operations Before
Income Taxes	(6,090)	399,179
Income Taxes Provision	—	—
Net Income (Loss) From Continued Operations	(6,090)	399,179
Income From Discontinued Operations Net of
Income Tax Benefit of $0 in 2007	—	—
Net Income (Loss)	$(6,090)	$399,179

Income (Loss) Per Share-
Basic and Diluted Loss Per Share:
Continuing Operations	$(0.00)	$0.00
Discontinued Operations	$(0.00)	$0.00
Net Income (Loss) Per Share	$(0.00)	$0.00
Weighted Average Common Shares
Outstanding - Basic and Diluted	170,327,859	171,733,636

See accompanying notes to the Consolidated Financial Statements

Seraph Security, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

		Years Ended December 31,
		2008		2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)		$(6,090)		$399,179
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		—		—
Changes in operating assets and liabilities:
Increase in:
Other Assets		(90,669)		(90,669)
Accounts payable and accrued expenses		33,402		33,402
Net Cash Used In Operating Activities		342,912		342,912
Cash Flows From Investing Activities
Fixed Assets Purchased		--		--
Net Cash Provided By Investing Activities		--		--
Cash Flows From Financing Activities
Recapitalization Per Agreement		(342,912)		(342,912)
Net Cash Provided by Financing Activities		(342,912)		(342,912)

NET DECREASE IN CASH AND CASH EQUIVALENTS		--		--
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		---		---
CASH AND CASH EQUIVALENTS, END OF PERIOD	$	---	$	---

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

See accompanying notes to the Consolidated Financial Statements

SERAPH SECURITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND CAPITALIZATION

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  All material intercompany balances and transactions have been eliminated

SERAPH SECURITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited, with a weighted average useful life of 15 years.

In performing this assessment, management uses the income approach and the similar transactions method of the market approach to develop the fair value of the acquisition in order to assess its potential impairment of goodwill. The income approach is based on a discounted cash flow model which relies on a number of factors, including operating results, business plans, economic projections and anticipated future cash flows. Rates used to discount future cash flows are dependent upon interest rates and the cost of capital at a point in time. The similar transactions method is a market approach methodology in which the fair value of a business is estimated by analyzing the prices at which companies similar to the subject, which are used as guidelines, have sold in controlling interest ransactions (mergers and acquisitions). Target companies are compared to the subject company, and multiples paid in transactions are analyzed and applied to subject company data, resulting in value indications. Comparability can be affected by, among other things, the product or service produced or sold, geographic markets served, competitive position, profitability, growth expectations, size, risk perception, and capital structure. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the years ended December 31, 2007 and  2008, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the years ended December 31, 2008 and 2007, the Company did not grant any stock options.

SERAPH SECURITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

SERAPH SECURITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RECENT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 - RECLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

NOTE 5 - COMMON STOCK

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

SERAPH SECURITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES

As of December 31, 2007 and 2008, the Company had approximately $200,000 of U.S. federal and state net operating loss carry forwards available to offset future taxable income which begin expiring in 2026, if not utilized.  Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2008.

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

NOTE 7 - EMPLOYEE BENEFIT PLAN

The Company does not have a deferred profit-sharing or retirement plan.  The company does not maintain an incentive compensation plan.

NOTE 8 - CONTINGENCIES AND COMMITMENTS

The Company is not aware of any legal proceedings against it as of December 31, 2008. No contingencies have been provided in the financial statements.

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

NOTE 9 - DEPARTURE OF DIRECTOR OR OFFICERS AND ELECTION OF DIRECTORS OR PRINCIPAL OFFICERS

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

NOTE 10 - GOING CONCERN

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