Form 10-Q
period 2009-03-31
COMMERCE ONLINE, INC.
filed 2009-07-20
CIK 1040850

U.S. Securities and Exchange Commission

Washington, D.C. 20549

___________________

FORM 10-Q

____________________

(Mark One)

 X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

     . Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from N/A to N/A

____________________

Commission File No. 000-1321002

____________________

COMMERCE ONLINE, INC.

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

Large accelerated filer	.	Accelerated filer	.	Non–Accelerated filer	.	Small Business Issuer	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2009
Common stock, $0.01 par value	16,242,678

COMMERCE ONLINE INC.

PART I – FINANCIAL STATEMENTS

COMMERCE ONLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$5,407
OTHER ASSETS	92,364	92,364
TOTAL ASSETS	$92,364	$97,771
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$57,668	$57,668
Due to Related Party	66,517	66,517
Notes Payable	408,487	397,000
TOTAL LIABILITIES	532,672	521,185
STOCKHOLDERS' EQUITY

Common stock, $.01 par value; 250,000,000 shares authorized, 14,872,678 and 152,662 shares issued and outstanding at March 31, 2009 and December 31, 2008	148,727	1,526
Additional paid-in capital	(628,315)	(418,039)
Accumulated deficit	39,280	50,767
Total stockholders' equity	(440,308)	(365,746)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$92,364	$97,771

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

COMMERCE ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

SALES	$—	$96,575
COST OF SALES	—	—
GROSS PROFIT	—	96,575
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,487	60,616
INCOME FROM OPERATIONS	11,487	35,959
OTHER INCOME	—	—
INCOME BEFORE INCOME TAXES	(11,487)	35,959
INCOME TAX BENEFIT	—	—
NET INCOME	$(11,487)	$35,959
EARNINGS PER SHARE - BASIC AND DILUTED	$(1.00)	$(0. 00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	7,512,670	227,052,924

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

COMMERCE ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,487)	$35,959
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	—
Changes in operating assets and liabilities:
Increase in:
Other Assets	—	(21,220)
Accounts payable and accrued expenses	—	(9,332)
Net Cash Used In Operating Activities	(11,487)	5,407
Cash Flows From Investing Activities
Fixed Assets Purchased	—	—
Net Cash Provided By Investing Activities	—	—
Cash Flows From Financing Activities
Proceeds from Notes Payable	11,487	—
Recapitalization Per Agreement	(5,407)	—
Net Cash Provided by Financing Activities	6,080	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,407)	5,407
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,407	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$5,407

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

COMMERCE ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of Commerce Online, Inc. (the “Company”), required to be consolidated in accordance with U.S. generally accepted accounting principles (GAAP). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the December 31, 2008 Form 10-K except for the accounting policy relating to accounting for uncertainty in income taxes, and should be read in conjunction with the consolidated financial statements and notes thereto.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2009 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2009, and the results of its operations and cash flows for the three months ended March 31, 2009 and 2008. Certain prior year amounts have been restated or reclassified to conform to the current period presentation. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

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

COMMERCE ONLINE, INC.

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

COMMERCE ONLINE, INC.

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

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of March 31, 2009 this does not apply.

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

COMMERCE ONLINE, INC.

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

COMMERCE ONLINE, INC.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at March 31, 2009 and 2008, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

COMMERCE ONLINE, INC.

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

For the quarter ended March 31, 2009, the Company did not grant any stock options.

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

COMMERCE ONLINE, INC.

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

NOTE 5 — COMMON STOCK

The Company’s board of directors believed it was in the best interest of the corporation to issue on September 2, 2008, Mr. Friedman and Phillip Johnston 8,000,000 and 1,000,000, respectively in consideration for eCommerce services to be performed on behalf of the Company, and on February 3, 2009, to issue Kyle Gotshalk and Cherish Adams 2,500,000 and 2,500,000 shares of the Company’s common stock, respectively, in consideration for eCommerce services to be performed on behalf of the Company, and for management services.

Prior to these issuances, there was 872,678 shares of common stock outstanding held by 306 shareholders. Subsequent to these issuances, the common stock of the Company is now 14,872,678 held by 310 shareholders as of September 13, 2008.

As a result of these issuances, Mssrs. Friedman, Johnston, Gotshalk, and Adams each own, 53.8%, 6.7%, 16.8% and 16.8% of the Company, respectively.

COMMERCE ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INCOME TAXES

As of March 31, 2009 the Company had approximately $200,000 of U.S. federal and state net operating loss carry forwards available to offset future taxable income which begin expiring in 2026, if not utilized.  Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at March 31, 2009.

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

NOTE 7 — EMPLOYEE BENEFIT PLAN

The Company does not have a deferred profit-sharing or retirement plan.  The company does not maintain an incentive compensation plan.

NOTE 8 — CONTINGENCIES AND COMMITMENTS

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

COMMERCE ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — DEPARTURE OF DIRECTOR OR OFFICERS AND ELECTION OF DIRECTORS OR PRINCIPAL OFFICERS

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

Kyle Gotshalk, 34, was elected on January 2, 2009 to serve as an Officer and a Director and on January 3, 2009 to serve as CEO and Vice President of Commerce Online, Inc. Contemporaneous with Commerce Online Inc., Mr. Gotshalk serves as an Officer and Director of VSUS Technologies, Inc. Beginning February 2005 through January 2009, Mr. Gotshalk was the President of Exit Only, Inc. an internet car sales company. Prior to this Mr. Gotshalk served as President of PSPP Holdings Inc. a credit card processing company, President of Top Flight Consulting LLC, an up and coming consulting firm, and as a Manager and Fitness Director at Sports Center Fitness.  Mr. Gotshalk graduated with honors in Public Relations/Communication Studies from University of Montana in 1997. Mr. Gotshalk holds a Real Estate License in California and on May 2006 was awarded the Top Producing Agent award for most sales in first year of Real Estate by his Century 21 office.

Cherish Adams, 33, formerly our CEO, was elected on May 29, 2008 to serve as our President and Director of Commerce Online, Inc. Contemporaneous with Commerce Online Inc., beginning September 2005 through present, Mrs. Adams has served as an Officer and Director of Exit Only, Inc., an internet car sales company. From May of 2001 through February 2005 Mr. Adams serves as the Chief Financial Officer and Controller of Piedmont Properties, a company in the business of securities and real estate investments. Mrs. Adams received her Bachelor of Science Degree in Business Administration with a Concentration in Hotel, Restaurant, Resort Management from the University of Southern Oregon, in Ashland, Oregon in 1997.

Mary Radomsky, 61, was elected on May 29, 2008 to serve as our Treasurer, Secretary and a Director of Commerce Online, Inc. Ms. Radomsky retired from the Baltimore County Police Department in 1998 after 16 years of service, and where she was the Executive Assistant to the Office of the Area Commander for the Eastern District. Her duties included administrative responsibilities for citizen complaints, internal affairs cases and confidential personnel records, as well as monitoring assigned projects from the Office. Following her retirement, Mary has worked as an Executive Assistant and as an Administrative Assistant for a number of companies on a temporary basis. From 2003 until November 2006, Ms. Radomsky has served as the Office Manager for MJ Advanced Corporate Communications, Inc., a Baltimore-based financial public relations company.

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

Kyle Gotshalk, 34, was elected on January 2, 2009 to serve as an Officer and a Director and on January 3, 2009 to serve as CEO and Vice President of Commerce Online, Inc. Contemporaneous with Commerce Online Inc., Mr. Gotshalk serves as an Officer and Director of VSUS Technologies, Inc. Beginning February 2005 through January 2009, Mr. Gotshalk was the President of Exit Only, Inc. an internet car sales company. Prior to this Mr. Gotshalk served as President of PSPP Holdings Inc. a credit card processing company, President of Top Flight Consulting LLC, an up and coming consulting firm, and as a Manager and Fitness Director at Sports Center Fitness.  Mr. Gotshalk graduated with honors in Public Relations/Communication Studies from University of Montana in 1997. Mr. Gotshalk holds a Real Estate License in California and on May 2006 was awarded the Top Producing Agent award for most sales in first year of Real Estate by his Century 21 office.

Cherish Adams, 33, formerly our CEO, was elected on May 29, 2008 to serve as our President and Director of Commerce Online, Inc. Contemporaneous with Commerce Online Inc., beginning September 2005 through present, Mrs. Adams has served as an Officer and Director of Exit Only, Inc., an internet car sales company. From May of 2001 through February 2005 Mr. Adams serves as the Chief Financial Officer and Controller of Piedmont Properties, a company in the business of securities and real estate investments. Mrs. Adams received her Bachelor of Science Degree in Business Administration with a Concentration in Hotel, Restaurant, Resort Management from the University of Southern Oregon, in Ashland, Oregon in 1997.

Mary Radomsky, 61, was elected on May 29, 2008 to serve as our Treasurer, Secretary and a Director of Commerce Online, Inc. Ms. Radomsky retired from the Baltimore County Police Department in 1998 after 16 years of service, and where she was the Executive Assistant to the Office of the Area Commander for the Eastern District. Her duties included administrative responsibilities for citizen complaints, internal affairs cases and confidential personnel records, as well as monitoring assigned projects from the Office. Following her retirement, Mary has worked as an Executive Assistant and as an Administrative Assistant for a number of companies on a temporary basis. From 2003 until November 2006, Ms. Radomsky has served as the Office Manager for MJ Advanced Corporate Communications, Inc., a Baltimore-based financial public relations company.

The Company and Kyle Gotshalk, Cherish Adams have entered into an employment agreement. Kyle Gotshalk, Cherish Adams and Mary Radomsky have not been named to any committees of the Company’s Board of Directors and any committees of the Company’s Board of Directors to which Kyle Gotshalk, Cherish Adams and Mary Radomsky may be named have not been determined as of the filing of this report.

THREE MONTHS ENDED MARCH 31, 2009

COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

Sales decreased from $96,575  for the three month period ended March 31, 2008 to $-0-for the three month period ended March 31, 2009, primarily as a result of revenue from its LA Marketing subsidiary.

Selling, general and administrative expenses decreased from $60,616 for the three month period ended March 31, 2008 to $11,487- for the three month period ended March 31, 2009 due to costs associated with the LA Marketing subsidiary.

Net income (loss) decreased to $11,487 for the three month period ended March 31, 2009 from net profit of $35,959 for the three month period ended March 31, 2009, due to the above analysis of Income and Expenses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at March 31 2009, our disclosure controls and procedures are ineffective. However as of the date of the filing of the Form 10Q/A management has implemented changes that it has determined will make it financial reporting process effective as of the date of this filing.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2009.

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

COMMERCE ONLINE, INC.

Date: July 20, 2009	By: /s/ Kyle Gotshalk
Kyle Gotshalk
Chief Executive Officer