Form 10-Q
period 2009-06-30
COMMERCE ONLINE, INC.
filed 2009-07-24
CIK 1040850

U.S. Securities and Exchange Commission

Washington, D.C. 20549

___________________

FORM 10-Q

____________________

(Mark One)

 X . Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009.

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

Common Stock, $0.01 par value per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes  X . . No      ..

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer	. .	Accelerated filer	. .	Non–Accelerated filer	. .	Small Business Issuer	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes      .. No  X ..

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2009
Common stock, $0.01 par value	16,242,678

COMMERCE ONLINE INC.

PART I – FINANCIAL STATEMENTS

COMMERCE ONLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$5,407
OTHER ASSETS	92,364	92,364
TOTAL ASSETS	$92,364	$97,771
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$57,668	$57,668
Due to Related Party	79,586	66,517
Notes Payable	414,937	397,000
TOTAL LIABILITIES	552,191	521,185
STOCKHOLDERS' EQUITY

Common stock, $.01 par value; 250,000,000 shares authorized, 16,242,678 and 152,662 shares issued and outstanding at June 30, 2009 and December 31, 2008	162,427	1,526
Additional paid-in capital	(642,015)	(418,039)
Accumulated deficit	19,761	50,767
Total stockholders' equity	(459,827)	(365,746)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$92,364	$97,771

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

COMMERCE ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

SALES	$—	$—	$—	$96,575
COST OF SALES	—	—	—	—
GROSS PROFIT	—	—	—	96,575
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	19,519	42,049	31,006	102,665
INCOME FROM OPERATIONS	(19,519)	(42,049)	(31,006)	(6,090)
OTHER INCOME	—	—	—	—
INCOME BEFORE INCOME TAXES	(19,519)	(42,049)	(31,006)	(6,090)
INCOME TAX BENEFIT	—	—	—	—
NET INCOME	$(19,519)	$(42,049)	$(31,006)	$(6,090)
EARNINGS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	15,557,678	227,052,892	10,422,672	227,052,924

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

COMMERCE ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,006)	(6,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	—
Changes in operating assets and liabilities:
Increase in:
Other Assets	—	(21,220)
Accounts payable and accrued expenses	—	(29,443)
Net Cash Used In Operating Activities	(31,006)	(56,753)
Cash Flows From Investing Activities
Fixed Assets Purchased	—	—
Net Cash Provided By Investing Activities	—	—
Cash Flows From Financing Activities
Proceeds from Related Party	13,069	—
Proceeds from Note Payable	17,937	—
Recapitalization per Agreement	(5,407)	56,753
Net Cash Provided by Financing Activities	25,599	56,753

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,407)	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,407	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

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

The unaudited condensed consolidated financial statements for the six months ended June 30, 2009 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2009, and the results of its operations and cash flows for the three months ended June 30, 2009 and 2008. Certain prior year amounts have been restated or reclassified to conform to the current period presentation. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

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

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of June 30, 2009 this does not apply.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at June 30, 2009 and 2008, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the quarter ended June 30, 2009, the Company did not grant any stock options.

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

COMMERCE ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INCOME TAXES

As of June 30, 2009 the Company had approximately $200,000 of U.S. federal and state net operating loss carry forwards available to offset future taxable income which begin expiring in 2026, if not utilized. Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at June 30, 2009.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows:

Tax benefit computed at “expected” statutory rate	$(185,000)
State income taxes, net of benefit	(25,000)
Other permanent differences	-0-
Increase in valuation allowance	210,000
Net income tax benefit	$-

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

THREE MONTHS ENDED JUNE 30, 2009

COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

Sales for the three month period ended June 30, 2008 and 2009 were $-0-.

Selling, general and administrative expenses decreased from $42,049 for the three month period ended June 30, 2008 to $19,519- for the three month period ended June 30, 2009 due to costs associated with the LA Marketing subsidiary.

Net income (loss) increased to $(19,519) for the three month period ended June 30, 2009 from net (loss) of $(42,049) for the three month period ended June 30, 2009, due to the above analysis of Income and Expenses.

SIX MONTHS ENDED JUNE 30, 2009

COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

Sales decreased from $96,575 for the six month period ended June 30, 2008 to $-0-for the three month period ended June 30, 2009, primarily as a result of revenue from its LA Marketing subsidiary.

Selling, general and administrative expenses decreased from $102,665 for the six month period ended June 30, 2008 to $31,006 for the six month period ended June 30, 2009 due to costs associated with the LA Marketing subsidiary.

Net income (loss) decreased to $(31,006) for the six month period ended June 30, 2009 from net (loss) of $(6,090) for the six month period ended June 30, 2009, due to the above analysis of Income and Expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at June 30 2009, our disclosure controls and procedures are ineffective. However as of the date of the filing of the Form 10Q/A management has implemented changes that it has determined will make it financial reporting process effective as of the date of this filing.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2009.

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

COMMERCE ONLINE, INC.

Date: July 21, 2009	By:/s/ Kyle Gotshalk
Kyle Gotshalk
Chief Executive Officer