Form 10-Q
period 2009-09-30
COMMERCE ONLINE, INC.
filed 2009-11-12
CIK 1040850

U.S. Securities and Exchange Commission

Washington, D.C. 20549

___________________

FORM 10-Q

____________________

(Mark One)

 X . Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009.

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

Common Stock, $0.01 par value per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes  X . . No .     .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.	Non–Accelerated filer	.	Small Business Issuer	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2009
Common stock, $0.01 par value	19,707,678

COMMERCE ONLINE INC.

PART I – FINANCIAL STATEMENTS

COMMERCE ONLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$5,407
OTHER ASSETS	112,364	92,364
TOTAL ASSETS	$112,364	$97,771
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$57,668	$57,668
Due to Related Party	100,221	66,517
Notes Payable	82,316	397,000
TOTAL LIABILITIES	240,205	521,185
STOCKHOLDERS' EQUITY

Common stock, $.01 par value; 250,000,000 shares authorized, 18,657,678 and 152,662 shares issued and outstanding at September 30 , 2009 and December 31, 2008	186,577	1,526
Additional paid-in capital	43,606	(418,039)
Accumulated deficit	(358,024)	50,767
Total stockholders' equity	(127,841)	(365,746)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$112,364	$97,771

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

COMMERCE ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine months Ended September 30, 2009	Nine months Ended September 30, 2008

SALES	$—	$—	$—	$96,575
COST OF SALES	—	—	—	—
GROSS PROFIT	—	—	—	96,575
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	377,785	42,049	408,791	102,665
INCOME FROM OPERATIONS	(377,785)	(42,049)	(408,791)	(6,090)
OTHER INCOME		--
INCOME BEFORE INCOME TAXES	(377,785)	(42,049)	(408,791)	(6,090)
INCOME TAX BENEFIT	—	—	—	—
NET INCOME	$(377,785)	$(42,049)	$(408,791)	$(6,090)
EARNINGS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	16,757,678	227,052,892	11,222,672	227,052,924

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

COMMERCE ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months	Nine months
	Ended	Ended
	September 30 ,	September 30 ,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(408,791)	$(6,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for compensation and consulting services	377,150	—
Changes in operating assets and liabilities:
Increase in:
Other Assets	(20,000)	(21,220)
Accounts payable and accrued expenses	—	(29,443)
Net Cash Used In Operating Activities	(51,641)	(56,753)
Cash Flows From Investing Activities
Fixed Assets Purchased	—	—
Net Cash Provided By Investing Activities	—	—
Cash Flows From Financing Activities
Proceeds from Related Party	33,704	—
Note Payable-Net of stock issued for conversion	(90,752)	—
Recapitalization per Agreement	—	56,753
Net Cash Provided by Financing Activities	(57,048)	56,753

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,407)	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,407	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

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

The unaudited condensed consolidated financial statements for the nine months ended September 30 , 2009 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30 , 2009, and the results of its operations and cash flows for the three months ended September 30 , 2009 and 2008. Certain prior year amounts have been restated or reclassified to conform to the current period presentation. Operating results for the nine months ended September 30 , 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

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

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of September 30 , 2009 this does not apply.

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the periods ended September 30 , 2009 and December 31, 2008.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at September 30 , 2009 and 2008, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the quarter ended September 30, 2009, the Company did not grant any stock options.

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

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 141R, Business Combinations (“FAS 141R”), FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FSP 160”), Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”), EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”), FASB Staff Position EITF 03-6-1 , Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) and FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)(“APB 14-1”).

FAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. This standard requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date fair values with limited exceptions. Additionally, FAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. Transactions are now being accounted for under this standard. On April 1, 2009, the FASB issued Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which is effective January 1, 2009, and amends the guidance in FAS 141R to require that assets acquired and liabilities assumed in a business combination that arise fromcontingencies be recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability would be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies (“FAS 5”) , and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. If the fair value is not determinable and the FAS 5 criteria are not met, no asset or liability would be recognized.

FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise. The adoption of this standard in 2009 has not had a significant impact on the determination or reporting of our financial results.

COMMERCE ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

FAS 160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests and requires, among other things, that noncontrolling interests be recorded as equity in the consolidated financial statements. The adoption of FAS 160 did not affect the Company’s consolidated financial position or consolidated results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The Company does not currently hold derivative instruments and was not impacted by the adoption of SFAS 161.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), and FSP FASB 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). These standards are effective for interim and annual periods ending after September 15, 2009. The Company has determined that FSP 157-4 and FSP 115-2 do not currently apply to its activities and has adopted the disclosure requirements of FSP 107-1.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS 165 for the quarter ended September 30, 2009. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 14, 2009.

EITF 08-6, which is effective January 1, 2009, clarifies the accounting for certain transactions and impairment considerations involving equity method investments and is applied on a prospective basis to future transactions.

EITF 08-7, which is effective January 1, 2009, clarifies that a defensive intangible asset (an intangible asset that the entity does not intend to actively use, but intends to hold to prevent others from obtaining access to the asset) should be accounted for as a separate unit of accounting and should be assigned a useful life that reflects the entity’s consumption of the expected benefits related to the asset. EITF 08-7 is applied on a prospective basis to future transactions.

FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the earnings per share calculation pursuant to the two class method. The effect of adoption of FSP EITF 03-6-1 was not material to the Company’s consolidated results of operations.

APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 was adopted on January 1, 2009, and did not affect the Company’s consolidated financial position or consolidated results of operations.

In September 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

COMMERCE ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RECENT ACCOUNTING PRONOUCEMENTS (CONTINUED)

In September 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In September 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10 Consolidation (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The presentation changes are reflected retrospectively in the Company’s unaudited condensed consolidated financial statements.

ASC Topic 815-10 Derivatives and Hedging (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities) was adopted by the Company effective January 2, 2009. The guidance under Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

The Company adopted ASC Topic 825-10 Financial Instruments (formerly, FASB Staff Position No. SFAS 107-1 and APB No. 28-1, Disclosures about the Fair Value of Financial Instruments), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of Topic 825-10. The Company adopted this pronouncement effective April 1, 2009.

In April 2009, the Company adopted ASC Topic 820-10-65 Fair Value Measurements and Disclosures (formerly FASB Staff Position No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). The standard provides additional guidance for estimating fair value in accordance with Topic 820-10-65 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its consolidated financial statements.

The Company adopted, ASC Topic 855-10 Subsequent Events (formerly SFAS 165, Subsequent Events) effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

In June 2009, the FASB finalized SFAS No. 167, Amending FASB interpretation No. 46(R), which was included in ASC Topic 810. The provisions of ASC 810 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 Generally Accepted Accounting Principles, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the consolidated financial statements.

COMMERCE ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. The Company adopted the pronouncement effective July 1, 2009 with no impact on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which revises the existing multiple-element revenue arrangements guidance and changes the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modifies the manner in which the transaction consideration is allocated across the separately identified deliverables and expands the disclosures required for multiple-element revenue arrangements. The pronouncement is effective for financial statements issued after December 31, 2010. The Company does not expect the pronouncement to have a material effect on its consolidated financial statements.

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

NOTE 5 – NOTE PAYABLE

The Company at September 30, 2009 has a convertible note payable outstanding of $82,316. The note is held by Piedmont Properties, Inc. and had a balance of $414,937 up to September 2009. The balance included principle and accrued interest. Effective September 21, 2009 Piedmont converted $332,621 of the balance outstanding for 430,000 shares of common stock.

The note payable has been amended and restated to reflect an adjusted conversion rate from $.002 per share to a rate of 75% of the stock closing price.

NOTE 6 — COMMON STOCK

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

COMMERCE ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — COMMON STOCK (CONTINUED)

The Company issued the following shares of Common Stock during the nine months ended September 30, 2009:

PATRICK OLOUGHIN Consultant	07/13/2009	50,000
CHERISH A. ADAMS In Lieu of Salary	07/30/2009	75,000
KYLE L. GOTSHALK In Lieu of Salary	07/30/2009	75,000
MICHAEL B. FRIEDMAN In Lieu of Salary	07/30/2009	75,000
HAROLD RUSTIGIAN In Lieu of Salary	07/30/2009	200,000
CARRY BARTLETT In Lieu of Salary	07/30/2009	100,000
JOE RAIO In Lieu of Salary	07/30/2009	100,000
ALPHATRADE.COM Advertisement	07/30/2009	60,000
Piedmont Note Conversion	09/21/2009	430,000
CHERISH A. ADAMS In Lieu of Salary	09/11/2009	75,000
KYLE L. GOTSHALK In Lieu of Salary	09/11/2009	75,000
MICHAEL B. FRIEDMAN In Lieu of Salary	09/11/2009	75,000
HAROLD RUSTIGIAN In Lieu of Salary	09/11/2009	75,000
CLINTON HALL, LLC Consultant	09/11/2009	250,000
RESORT MARKETING PROFESSIONALS Consultant	09/11/2009	250,000
FIRST CAPITAL PARTNERS, LLC Consultant	09/29/2009	450,000

TOTAL SHARES ISSUED YEAR TO DATE 9/30/09		2,415,000

NOTE 7 — INCOME TAXES

As of September 30, 2009 the Company had approximately $200,000 of U.S. federal and state net operating loss carry forwards available to offset future taxable income which begin expiring in 2026, if not utilized. Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at September 30 , 2009.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows:

Tax benefit computed at “expected” statutory rate	$(285,000)
State income taxes, net of benefit	(25,000)
Other permanent differences	-0-
Increase in valuation allowance	310,000
Net income tax benefit	$-

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

COMMERCE ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On August 24, 2009 the board of directors voted to remove Mary Radomsky as Treasurer, Secretary and member of the Company’s board of directors. The duties of Secretary and Treasurer were appointed to Cherish Adams. The board of director position vacated has not been filled as of the filing date.

On October 1, 2009 the board of directors of the Company appointed Harold Rustigan as a board member.

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

Harold Rustigan, was elected on October 1, 2009 to service as a member of the Company’s board of directors. Mr. Rustigan is currently Vice President of Music Licensing with Instant Media Network, the world's largest provider of music content and services to the lodging industry. In addition he is a long-time record executive who was President of both UNI Records, and 20th Century Records Regan also worked at Motown among other companies. He started with Berry Gordy at Motown and promoted many legendary artists including Marvin Gaye, Stevie Wonder, The Supremes and Smokey Robinson

The Company and Kyle Gotshalk, Cherish Adams have entered into an employment agreement. Kyle Gotshalk and Cherish Adams have not been named to any committees of the Company’s Board of Directors and any committees of the Company’s Board of Directors to which Kyle Gotshalk and Cherish Adams may be named have not been determined as of the filing of this report

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management's Discussion and Analysis of Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with the Company's Financial Statements and Notes to Financial Statements included in Report on Form 10-K for the year ended December 31, 2008.

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

On August 24, 2009 the board of directors voted to remove Mary Radomsky as Treasurer, Secretary and member of the Company’s board of directors. The duties of Secretary and Treasurer were appointed to Cherish Adams. The board of directors position vacated has not been filed as of the filing date.

On October 1, 2009 the board of directors of the Company appointed Harold Rustigan as a board member.

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

Harold Rustigan, was elected on October 1, 2009 to service as a member of the Company’s board of directors. Mr. Rustigan is currently Vice President of Music Licensing with Instant Media Network, the world's largest provider of music content and services to the lodging industry. In addition he is a long-time record executive who was President of both UNI Records, and 20th Century Records Regan also worked at Motown among other companies. He started with Berry Gordy at Motown and promoted many legendary artists including Marvin Gaye, Stevie Wonder, The Supremes and Smokey Robinson

The Company and Kyle Gotshalk, Cherish Adams have entered into an employment agreement. Kyle Gotshalk and Cherish Adams have not been named to any committees of the Company’s Board of Directors and any committees of the Company’s Board of Directors to which Kyle Gotshalk and Cherish Adams may be named have not been determined as of the filing of this report.

THREE MONTHS ENDED SEPTEMBER 30 , 2009

COMPARED TO THREE MONTHS ENDED SEPTEMBER 30 , 2008

Sales for the three month period ended September 30, 2008 and 2009 were $-0-.

Selling, general and administrative expenses decreased from $42,049 for the three month period ended September 30 , 2008 to $377,785 for the three month period ended September 30, 2009 due to costs associated with stock issued in lieu of salary and consulting expenses for $377,150..

Net income (loss) increased to a loss $377,785 for the three month period ended September 30 , 2009 from net (loss) of $(42,049) for the three month period ended September 30 , 2009, due to the above analysis of Income and Expenses.

NINE MONTHS ENDED SEPTEMBER 30 , 2009

COMPARED TO THREE MONTHS ENDED SEPTEMBER 30 , 2008

Sales decreased from $96,575 for the nine month period ended September 30 , 2008 to $-0-for the three month period ended September 30 , 2009, primarily as a result of revenue from its LA Marketing subsidiary.

Selling, general and administrative expenses increased from $102,665 for the nine month period ended September 30, 2008 to $408,791 for the nine month period ended September 30 , 2009 due to costs associated with the issuance of stock for salaries and consulting expenses.

Net income (loss) decreased to $408,791 for the nine month period ended September 30 , 2009 from net (loss) of $(6,090) for the nine month period ended September 30 , 2009, due to the above analysis of Income and Expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at September 30 2009, our disclosure controls and procedures are ineffective. However as of the date of the filing of the Form 10Q/A management has implemented changes that it has determined will make it financial reporting process effective as of the date of this filing.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30 , 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2009.

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

COMMERCE ONLINE, INC.

Date: November 11, 2009	By:/s/ Kyle Gotshalk
Kyle Gotshalk
Chief Executive Officer