Form 10-K
COMMERCE ONLINE, INC.
filed 2010-01-07
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X . ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d)

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

Large accelerated filer      .  Accelerated filer      .   Non–Accelerated filer      .   Small Business Issuer  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes      .   No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 6, 2010
Common stock, $0.01 par value	20,907,678

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2008 was approximately $4,873,000. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of December 31, 2009, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

Documents Incorporated By Reference

None

COMMERCE ONLINE INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS	4
ITEM 1A.	RISK FACTORS	10
ITEM 1B.	UNRESOLVED STAFF COMMENTS	14
ITEM 2.	PROPERTIES	14
ITEM 3.	LEGAL PROCEEDINGS	14
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	14
ITEM 6.	SELECTED FINANCIAL DATA	15
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17
ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	17
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	17
ITEM 9A.	CONTROLS AND PROCEDURES	17
ITEM 9B.	OTHER INFORMATION	18
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.	18
ITEM 11.	EXECUTIVE COMPENSATION	20
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	22
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	23
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	23
PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	26
	SIGNATURES	25
		26
CERTIFICATIONS
	Exhibit 31 – Management certification
	Exhibit 32 – Sarbanes-Oxley Act

Forward Looking Statements — Cautionary Language

Certain statements made in these documents and in other written or oral statements made by Commerce Online, Inc. or on Commerce Online, Inc’s behalf are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. Commerce Online, Inc. claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described in this filing. The risks included herein are not exhaustive. This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact Commerce Online, Inc.'s business and financial performance. Moreover, Commerce Online, Inc. operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on Commerce Online, Inc's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, Commerce Online, Inc. disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

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

Unless otherwise noted, references in this Form 10-K to “Seraph” the “Company,” “we,” “our” or “us” means Commerce Online, Inc., a Delaware corporation.

Executive Summary

Commerce Online Inc. (www.Commerceonlineinc.com) is positioned to become a market leader in both online and wireless merchant payment solutions. The Company offers a full spectrum of secure and reliable transaction processing solutions using traditional, Internet Point of Sale (POS), e-commerce, social networks and mobile (wireless) terminals through our alliance partner network. Our electronic payment processing suite of services will enable clients to accept all major credit cards, in store or online, debit and ATM cards and ACH check drafts for payment whether a retail, service, mail-order or Internet merchant. As an industry innovator, we are dedicated to delivering comprehensive services from merchant account activation, gateway connections and web development to a world-wide client base. Commerce Online is headquartered in West Palm Beach, Florida with satellite offices in Ashland, Oregon.

Through partnerships with Direct Technology Innovations, RedFin Net, and Virtual Payment Processing, the company has licensed and operates through a proprietary “bank grade” electronic vault-based payment processing system and PCI compliant gateway. Commerce Online will market its’ merchant processing and financial transaction services payment Gateway through its sister site www.800Commerce.com, and will sell access to our clients through private label agreements. The Commerce Online network will enable merchants to certify, secure and process all types of credit card payments, ACH, Check 21, along with money transfers, bill payments and pay-by-check verification/guarantee services via websites, retail stores, mail order, telephone order call centers, wireless terminals and hand held devices including BlackBerry. The Commerce Online licensed private label platform may be integrated with 13 processing platforms, including all First Data Platforms, making Commerce Online one of the most robust gateway providers in the industry.

As an industry leader, Commerce Online is dedicated to delivering comprehensive services, such as merchant account activation, gateway connections, Web development and social network engines to a worldwide client base. Commerce Online is a registered ISO with Direct Technologies Inc., a registered ISO of First National Bank of Omaha, Omaha, NE and Wells Fargo Bank, NA., Walnut Creek, Ca.

The Certified Payment Gateway for Commerce Online will allow us to connect merchants, both online and brick and mortar, with acquiring processors and banks. The Payment Gateway provides certified processing of credit/debit card transactions, bill payment, money transfer, check signature verification, ACH, and a host of other payment services. We plan to market the Payment Gateway under the Commerce Online Network name. The Payment Card Industry Data Security Standard, with which the Payment Gateway complies, was developed by the major credit card companies as a guideline to help organizations that process card payments prevent credit card fraud, cracking and various other security vulnerabilities and threats. A company processing, storing, or transmitting payment card data must be payment card industry (PCI) compliant or risk losing their ability to process credit card payments and being audited and/or fined. Merchants and payment card service providers must validate their compliance periodically and be up to date with all standards and regulations.

When it comes to all the possibilities the Internet holds, from travel to dating to online shopping and entertainment, Commerce Online will seek to provide efficient and meaningful e-commerce software solutions and resources to online brands both emerging and to those already established as leaders. The company will strive to nurture and supply the best practices, technology, resources and talent of technology partners and share them broadly to create value for our customers, shareholders, partners and employees. Although we have not generated any significant revenues for the year to date, we continue to explore opportunities that will result in new products and e-commerce platforms while creating our own online brands for new revenue streams.

We have historically maintained a low-operating-cost philosophy and continue to plan to do so. We employ a small staff, occupy modest office space, and seek to use technology to reduce operating costs generally whenever possible.

STRATEGIC AGREEMENTS

As of June 18, 2009 Commerce Online has effected a reverse merger to go public on the Nasdaq OTC Exchange with Seraph Security Inc.

In August, Commerce Online announced a merchant processing and ISO agreement with Direct Technology Innovations ("DTI") of Fort Lauderdale, Florida. Direct Technology Innovations (DTI) is an ISO/MSP for the First National Bank of Omaha, NE; JP Morgan Chase Bank, New York, NY; Fleet Bank, Providence, RI; Wells Fargo Bank, N.A., Walnut Creek, CA; and Best Payment Solutions. The company is presently listed with the Top 25 payment processors within the United States with over two billion in payment processing annually.

Since 2001, DTI has specialized in providing superior Merchant Bank Card Services and is a recognized leader in the Bank Card Acquiring industry. Headquartered in Fort Lauderdale, Florida, DTI's client base includes several Fortune 500 branded outlets to diversified International customers, and even the local mom and pop neighborhood retailers. The company's unique Swipe N' Go™ Program, Mobile Ticketing Solutions™, and Click to Go™ Online Ordering established DTI as an industry Innovator in the small ticket transaction, online ordering, and mobile ticketing marketplace. These simple innovative solutions have allowed DTI to dominate the Quick Service Restaurant (QSR), and the Tours and Transportation industries.

Commerce Online has signed a reseller’s and ISO agreement with Secure Financial Network (OTCBB: SFNL) for its payment gateway. The agreement allows Commerce Online to offer private label agreements for credit card, ACH, Check 21 and wireless processing services.

Commerce Online has an exclusive Agreement with 561 Media Inc. to offer web design and social network engines as well as consulting services for its’ international online clients. Commerce Online will offer web services, shopping cart and payment processing integration, hosting, Through its wholly owned certified B2B directory 800Commerce.com, providing corporate websites, hosting merchant accounts and online marketing through Google, MSN and Yahoo for a low cost reoccurring monthly fee.

Corporate History

Commerce Online Systems, Inc., (referred to hereafter as “CMIB,” or, the “Company”), was initially incorporated under the laws of the State of Delaware in February 1997 under the name Easy Street Online, Inc., as successor to each of Hobbes & Co., LLC ("Hobbes"), INET Communications Company, LLC ("INET") and Sara Girl & Co., LLC ("Sara Girl").

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

Industry Overview

The US credit card processing industry includes fewer than 500 companies with combined annual revenue under $10 billion. Major companies include First Data Corporation, Total System Services, Global Payments, and Bank of America's BA Merchant Services. The industry is highly concentrated: the top four companies account for 40 percent of industry revenues. The industry handles a high volume of transactions. First Data processes around 20 billion merchant transactions yearly; Total System Services, about 10 billion. First Data had 400 million card accounts from 1,400 credit card issuers in a recent year, and accounts with 4 million merchants.

When it comes to consumer purchases, plastic is in, paper is out. Credit and debit cards, along with other electronic payment methods, are growing in popularity for their added convenience, greater security and ease of use compared to cash on-hand. Retailers must keep pace with these trends, while making sure to control costs and encourage sales by providing a range of electronic processing options. As a result the market for credit/debit card services is expected to grow from 49 Billion in 2006 to 85 billion in 2010. eCheck/ACH services are projected to rise from 13 Billion to 19 billion over the same time period. (Source: McKinsey & Co. Payments Practice; figures from 2010 are estimates.)

Compliance issues are of paramount importance in the banking and transaction processing industries, with specific challenges related to electronic and Internet-based payment solutions. The PCI DSS standard was developed by the major credit card companies as a guideline to help organizations that process card payments prevent credit card fraud, cracking and compromised data due to other vulnerabilities and threats. Any company processing, storing, or transmitting payment card data must be PCI compliant or risk losing their ability to process credit card payments, be audited and/or fined. Merchants and payment card service providers must validate their Companies periodically. The Commerce online partner Network is PCI DDS and PABP (Payment Application Best Practices) compliant, the latter developed by VISA. PABP-compliance helps merchants and agents mitigate compromises, prevent storage of prohibited data and support overall compliance with PCI DSS.

According to the November 2008 Nilson Report, VISA debit cards had the highest market share (34.5%) of consumer and commercial card-based purchase transactions at merchants.

Commerce Online will work with our clients to set up merchant payment processing and to customize value-added programs that help drive customers to their door. Through our key strategic alliances with the largest names within the sector, we can provide competitive processing rates, while also offering the highest level of customer service and expertise available in the industry.

800Commerce.com

Commerce Online Inc. now owns 100% of its’ new subsidiary “800Commerce.com” (www.800commerce.com) including the Toll-Free Number 800-COMMERCE in designated metro areas, which will be known as the first B2B and B2C social network business portal allowing business and client members to find and compare services and purchase all things commerce including lead generation services, turnkey merchant processing services for all major credit cards, web development, marketing, hosting services and IT Solutions. The key and essential value to 800Commerce.com is the online site will be the first “certified” business directory and social network on the web. CMIB can in fact certify all listed vendor’s within the business directory with a gold seal of approval due to the fact that we have control over the merchants’ bank accounts, have credit history on file for past history for credit card processing, and can refund payment to any client from our vendor directory in case of dispute of products or services delivered.

800Commerce.com will drive business to any corporate website within our certified business directory, while at the same time handling all e-commerce needs including: site development, hosting, merchant processing and online marketing through our business network partners. 800Commerce.com will offer the tools to transform any online business into a dynamic, database –driven ecommerce portal that ties together bricks and mortar, online presence, customer profiles, payment processing and order fulfillment.

800Commerce.com will allow our clients to quickly become experts in online business strategy and shown numerous businesses how to get online and grow beyond expectation. That's why we have made it easy and affordable for new or established businesses to get started on the Web. Whether the client needs a new look and feel to their corporate website, logo, business cards, credit card processing or search engine placement to advertise goods or services, 800commerce.com will provide the solution, all at one low monthly payment.

800 Commerce E-commerce services also include:

•

Shopping Cart Implementation - Select from a variety of popular third-party shopping cart systems by Microsoft, Merchandizer, etc. or utilize our proprietary shopping cart system: Learn more about our e commerce and shopping cart development services.

•

Merchant Account Set Up - A merchant account will allow you to receive online payments into your banking account.

•

Payment Gateway Set Up - A Payment gateway will allow you to process payments from your shopping cart and convert them into real-time digital financial transactions. Authorize.net, has been selected to provide our clients with the most reliable and popular real-time payment gateway available today.

800commerce.com projected revenues

800commerce.com will provide package for business starting at $49 per month, which will supply credit card processing, a corporate website, web hosting and emails, and online marketing.

Competitive Landscape

Demand is driven by consumer spending. The profitability of individual companies depends on efficient operations, as services are sold largely based on cost. Large companies have big economies of scale in processing and can provide more services; small companies can compete by specializing in industries and providing custom services. The business is highly automated and capital-intensive.

Products & Services

Commerce Online electronic payment processing and additional services enables our merchants to accept all major credit cards as well as debit and ATM cards for payment whether you are a retail, service, mail-order or Internet merchant. As an industry leader we are dedicated to delivering comprehensive services from merchant account activation, gateway connections and product development.

Commerce Online is an innovative industry leader and is dedicated to delivering comprehensive services, such as merchant account activation, gateway connections, social network engines, and Web development to a worldwide client base. Our wed services and products are pioneering and comprehensive. With the partnership of Sitegalore.com, we would offer web construction in a user friendly formatting systems. This gives the merchant access to millions of templates and formats and provides a hand on approach to build their business.

The Commerce Online suite of e-commerce services include:

•

Private Label Gateway

•

Credit Card Acceptance

•

Debit/ATM Card Acceptance

•

Phone/Mail Order

•

Internet Processing

•

Gift and Loyalty Cards

•

Check Services

•

Wireless/Mobile

•

EBT

•

Web Development and consulting

•

ACH

•

Equipment & Supplies

RECURRING REVENUE STREAMS

The Commerce Online Payment Network is marketed under reseller agreements with various ISOs (Independent Sales Organizations) and VARs (Value Added Resellers) selling our products and merchant services to end customers throughout the United States as well as internationally. Commerce Online will continue to expand its’ suite of e-commerce services to merchants, retailers and financial institutions internationally.

Revenue is generated from monthly and per transaction fees charged for each transaction passing through the Commerce Online Gateway to end acquiring processors. In addition to First Data Networks, a total of 13 platforms are integrated within the Commerce Online Network including Vital, first Data Networks, Payment Tech, Heartland and Valutec. The Commerce Online Proccessing Gateway may also be integrated with all processing terminals in the marketplace that require a payment gateway. All Internet merchants and certain brick and mortar merchants require a gateway to pass transactions from their customers’ use of a payment form to the acquiring bank/processor. It is the goal of CMIB to be processing close to 100 Million dollars through merchant services its’ second year.

The Commerce Online Payment Network can also be re-branded as a “white label” payment solution to online clients and merchant retailers. This will allow clients to charge their client base under an individual brand name belonging to the client for customer recognition on credit card billing receipts. The Commerce Online complete e-commerce solution is additionally built with a shopping cart emulator, which allows Internet merchants currently using other competitive Payment Gateways to integrate with the Commerce Online Payment Solution in a quick and efficient manner without disruption of their online business. The shopping cart emulator can be integrated with the top 120 shoping cart systems currently used by Internet Merchants.

Our certified B2B directory 800commerce.com will provide revenues to CMIB through reoccurring charges starting at $49.00 a month per each client contracted for website, hosting, online marketing and merchant services. It is the goal of commerce Online to have at least one-thousand (1000) clients contracted with the portal its’ first year providing over 1M in revenues to the Company.

TARGET MARKETS

Commerce online primary target markets include:

Merchant Credit Card Acquisition

-Internet Based POS merchants

-Wireless POS terminal merchants

-Premium card not present merchants

Secured Transaction Processing

-PCI/CISP Certified Gateway

-Secured Transactional Services

Mobile and Wireless Technology

-Wireless POS Terminals and Services

-Mobile accessible Payment services

Web Development and Consulting

-Complete website development and branding

-Shopping Cart Integration

-White Label Payment Solutions

-Social Network and Lead Generation Services

Strategy and Implementation Summary

Medical Marijuana Dispensary Merchant Services

Fourteen states presently allow some use of marijuana for medical purposes: Alaska, California, Colorado, Hawaii, Maine, Maryland, Michigan, Montana, Nevada, New Mexico, Oregon, Rhode Island, Vermont and Washington. California is unique among those for the widespread presence of dispensaries - businesses that sell marijuana and even advertise their services. According to a recent Fortune Magazine article, there are an estimated 300,000 to 400,000 medical marijuana patients in the state now, and the figure is rapidly growing. More astonishingly, there are about 700 medical marijuana dispensaries now operating in California openly distributing the drug. Through its exclusive banking agreements and pre-paid proprietary debit/loyalty card program, Commerce Online through its’ collective card services division is in a unique position to offer traditional merchant services to licensed medical marijuana dispensaries through the United States and internationally.

The Commerce Online branded, pre-paid loyalty and ID card will be marketed through our new Collective Card Services division, and may be loaded to any denomination of funds with direct deposit at local bank, via the Internet, POS system by the member of the collective or medical dispensary. The RedFin Network PCI Compliant Payment Gateway will handle all loyalty transactions at the point of sale. In case of theft or loss, the card may be cancelled immediately through an 800 number provided or online. The card will also act as the Collective member's identification having the option of a Picture ID, medical id number identifying him/her as a collective member, the collective name, and expiration date of membership. The Collective Card services Division will also allow medical dispensaries to offer traditional credit card services through a private banking relationship to further reduce cash in cash out only transactions, employee theft, fraud and criminal activity.

Commerce Online is presently poised to pick up a majority share of this untapped marketplace by offering our proven secure payment solution through our alliance partners and to move toward the legitimization of the medical marijuana industry.

We will watch our results very carefully. Believing that a business opportunity exists is important. However, we will not pursue a business model if we cannot afford to be in that business. We will strategically focus on processing and e-commerce relationships within the travel, entertainment, gaming and online retail sectors for our payment processing and brands. Our business strategy is to quickly and aggressively pursue and expand in areas of success and market dominance that have not already been successfully penetrated by other businesses, or to provide services and solutions not presently offered by leading online providers.

GROUND FLOOR OPPORTUNITY

Out of all merchants services companies operating in the United States, less than 10% have wireless payment methods installed. Commerce Online, through its’ strategic partner network, can soon establish itself as a leading provider of wireless and online merchant payment acquisitions. The company benefits from a competitive pricing model; VISA certified and fully compliant credit/debit card and bank-grade electronic payment platform; experience in integration with large volume merchants and banks across North America; 24/7 customer support, and next generation mobile payment solutions.

The constant evolution of new technologies, both wired and wireless, combined with the rapid growth in new, online storefronts, remotely operating merchants and increased frequency of consumer credit/debit purchases, bodes well for payment gateway providers like Commerce Online. An example in the vast potential of the market is when in November 2007, CyberSource Corporation (NASDAQ: CYBS) acquired Authorize.Net for $700 Million. At the time, Authorize.Net was a payment gateway provider with only 190,000 merchant customers. Commerce Online anticipates exponential growth in 2009 and beyond, and would evaluate a lucrative buy-out situation in the future given the opportunity to further increase shareholder value.

Competitive Edge

The competitive edge of Commerce Online is due to the following:

Knowledge. Through our strategic relationships with the largest Payment Processing companies and online brands, Commerce Online has access to leading edge technology, innovative wireless concepts, and the technical expertise to be propelled as an immediate competitor in the payment processing and wireless commerce industries.

Leading Edge Technology. We have access to a tremendously adaptable product line. Extensive research was done in order to determine the best technology partners for both our proprietary wireless payment applications and B2B software.

People. We have a history in software development, marketing and licensing as well as intimate knowledge of building online brands through sales and marketing campaigns.

Sales Strategy

Our strategy focuses first on establishing our payment processing gateway as both cost effective and easy to integrate. By maintaining strong relationships fostered from previous business relationships, we have an existing list of prominent contacts and decision makers that we can continually approach with our new and innovative e-commerce products. We will focus on capitalizing the relationships and industry contacts we have established in the past. We will work with established brands with meaningful online traffic, large client and databases for e-commerce transactions for our payment product placement. We will work with an independent sales force, focusing on both online and high traffic bricks and mortar businesses.

Promotion and Marketing Strategy

Commerce Online will sell its payment processing products through a direct sales team and online marketing campaigns that will also service our merchant network. The inside sales team will interact with customers, and supplement the outside sales team with the materials needed for a successful sales program. Commerce Online will pursue an international expansion strategy, which will includes partnerships in high-growth, online markets including the United States, China, Europe, South America, and Asia, and one of the first to operate a payment processing network operating and having the ability to exchange payments in multiple currencies.

 Strengthen Our payment Processing Relationships. We plan to strengthen our existing relationships with our payment processing and wireless partners by continuing to support their strategic needs and by launching new, high-quality, innovative e-commerce applications and online brands. We also intend to build relationships with international merchants to reach a larger client base. We also plan to establish relationships in certain emerging markets as wireless infrastructure improves and the availability of next-generation mobile phones and technology increases. Where appropriate, we intend to enter new markets to leverage our expertise, brands, application portfolio and technologies.

Expand Use of Alternative Sales and Marketing Channels. We intend to expand our use of alternative channels to market and sell our merchant services and wireless payment platforms. For example, we have partnered with Direct Technologies, 561 media, and Options Media in the United States to sign merchants to our merchant processing services through their online advertising network of thousands of bricks and mortar and online business clients. Our own Internet sites, portals and online brands will enable us to market and sell our platforms directly to e-commerce subscribers. In addition, the third-party provider, such as a retailer or Internet portal, also generally retains a percentage of the purchase price of sales taking place through these alternative sales and marketing channels.

Expand Our Global Presence. We will continue to expand organically as well as pursue attractive acquisition opportunities, including other ISO’s, payment processors or related companies, both in the United States and abroad, to access additional merchant revenues, brands, technology and talent.

Competition

The online e-commerce and wireless market is highly competitive and characterized by frequent product introductions, platforms and new technologies. As demand for applications continues to increase, we expect new competitors to enter the market and existing competitors to allocate more resources to develop and market applications. As a result, we expect competition in the payment processing and wireless market to intensify. Our major competitors include First Data Corporation, Total System Services, Global Payments, Authorize.net and Bank of America's BA Merchant Services. The industry is highly concentrated: the top four companies account for 40 percent of industry revenues. The industry handles a high volume of transactions. First Data processes around 20 billion merchant transactions yearly; Total System Services, about 10 billion. First Data had 400 million card accounts from 1,400 credit card issuers in a recent year, and accounts with 4 million merchants.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2009, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive and operations offices are located in Ashland Oregon. The Company shares office space with other related parties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company had a reverse split of its stock in the fourth quarter of 2008. The Company’s outstanding shares was reduced from 227,052,924 to 152,662 effective at the end of 2008.

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

Periods	High	Low
Fiscal Year 2008
First Quarter (January – March 2008)	$13.00	$4.00
Second Quarter (April – June 2008)	$11.94	$2.98
Third Quarter (July – September 2008)	$4.47	$2.98
Fourth Quarter (October – December 2008)	$2.98	$.30

Fiscal Year 2009
First Quarter (January – March 2009)	$1.15	$.05
Second Quarter (April – June 2009)	$.60	$.18
Third Quarter (July – September 2009)	$.49	$.15
Fourth Quarter (October – December 2009)	$.33	$.07

On January 6, 2010, the closing bid price of our common stock was $.12

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2009. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Our Transfer Agent and Registrar for the common stock is Island Stock Transfer

Other Stock Matter

The Company’s board of directors believed it was in the best interest of the corporation to issue on March 2, 2009, Mr. Friedman and Phillip Johnston 8,000,000 and 1,000,000, respectively, and on February 3, 2009, to issue Kyle Gotshalk and Cherish Adams 2,500,000 and 2,500,000 shares of the Company’s common stock, respectively, in consideration for eCommerce services to be performed on behalf of the Company. Also during 2009 the Company issued to Mr. Friedman, Mr. Gotshalk and Ms. Adams 1,000,000 warrants each at an exercise price of $.10 per share.

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

Prior to these issuances, there was 872,678 shares of common stock outstanding held by 350 shareholders. Subsequent to these issuances, the common stock of the Company is now 20,907,678 held by 350 shareholders as of January 6, 2010.

As a result of these issuances, Mssrs. Friedman, Johnston, Gotshalk, and Adams each own, 53.8%, 6.7%, 16.8% and 16.8% of the Company, respectively.

In addition the Company in exchange for $7,500 issued 2,000,000 warrants to two investors at an exercise price of $.10 per shares.

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

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2008, Compared to Fiscal Year Ended December 31, 2009

Sales decreased from $96,575 for the year ended December 31, 2009 to $1,559 for the year ended December 31, 2008, primarily as a result of revenue from its LA Marketing subsidiary.

Selling, general and administrative expenses increased from $102,665 for the year ended December 31, 2008 to $423,407 for the year ended December 31, 2009 due to costs associated with the issuance of stock to officers and consultants for services.

Net income decreased to $(6,090) for the year ended December 31, 2008 from net income of $(421,848) for the year ended December 31, 2009, due to the above analysis of Income and Expenses.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth for the year ended December 31, 2008 and 2009 compensation awarded to, paid to, or earned by, our Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

	Annual					Long Term Compensation
	Compensation		Other Annual			Restricted Stock Options/LTIP			All Other
Name	Title	Year	Salary	Bonus	Compensation	Awarded	SARs (#)	payouts ($)	Compensation
Kyle Gotshalk	CEO	2009	$0	0	0	0	0	0	0
		2008	0	0	0	0	0	0	0
Cherish Adams Gotshalk	President	2009	$0	0	0	0	0	0	0
		2008	0	0	0	0	0	0	0

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

Prior to these issuances, there was 872,678 shares of common stock outstanding held by 306 shareholders. Subsequent to these issuances, the common stock of the Company is now 20,907,678 held by 310 shareholders as of Dec. 31, 2009.

As a result of these issuances, Mssrs. Friedman, Gotshalk, and Adams each own, 38%, 13% and 13% of the Company, respectively.

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

Employment Agreements

Mr. Gotshalk and Ms. Adams entered into employment agreements effective January 1, 2009 until December 31, 2011. The terms for each are as follows:

(a)

For the services of the Executive to be rendered under this Agreement, the Company shall pay the Executive an annual salary of 365,000 shares at a base value of $56,000.00 (the Base Salary”). This Base Salary shall be reviewed each year for the first two years to make sure it does not encumber the company providing the company is not generating revenue and profit and if the Board decides that it is too much of a liability, it will adjust the salary accordingly. However, if the Company is profitable, The Base Salary shall be increased each year by an amount equal to the cost of living increase based upon the Consumer Price Index calculated upon the commencement of each year of the Agreement using the prior month as the measuring month published by the Bureau of Labor Statistics (or similar successor index.   .

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

	Number of	Percentage of
	Shares	Shares
Name and Address	Beneficially Owned (1)	Beneficially Owned (1)
Kyle Gotshalk	2,640,000	13%
100 Myer Creek Road Ashland, OR 97520

Michael Friedman	8,140,000	38%
100 Myer Creek Road Ashland, OR 97520,

Cherish Adams	2,640,000	13%
100 Myer Creek Road
Ashland, OR 97520

All directors and	14,420,000	64%
executive officers as
a group (5 persons)

(1)	Based on a total of an aggregate of 20,907,678shares of capital stock, consisting of 20,907,678issued and outstanding shares of common stock and warrants to purchase -0- shares of common stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No officer, director, promoter, or affiliate of Commerce Online, Inc. has or proposes to have any direct or indirect material interest in any asset held by Commerce Online, Inc. through security holdings, contracts, options, or otherwise.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fiscal 2009

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

Audit Committee's Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Commerce Online to make any pre-approval policies meaningful. Once Commerce Online has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

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

(2) Filed herein.

(a) (3) EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 7th day of January, 2010.

Commerce Online, Inc.

Date: January 5, 2010	/S/ Kyle Gotshalk
Kyle Gotshalk
(Chief Executive Officer)

/S/ Cherish Adams
Cherish Adams
(President)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kyle Gotshalk	Chief Executive Officer	January 7, 2010
Name: Kyle Gotshalk

/s/ Cherish Adams	President	January 7, 2010
Name: Cherish Adams

PART F/S. FINANCIAL STATEMENTS.

COMMERCE ONLINE, INC. AND SUBSIDIARIES

Larry O'Donnell, CPA, P.C.

2228 South Fraser Street, Unit I

Aurora, Colorado 80014

Telephone (303) 745-4545

Independent Auditor’s Report

To the Shareholders of:

Commerce Online, Inc.

Ashland, Oregon

We have audited the accompanying balance sheets of Commerce Online, Inc. as of December 31, 2009 and 2008 and, and the related statements of operations and members’ deficiency, and cash flows for the years ended December 31, 2008 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Commerce Online, Inc. as of December 31, 2008 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2008 and 2009 in conformity with accounting principles generally accepted in the United State of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Larry O'Donnell, CPA, P.C.

Larry O'Donnell, CPA, P.C.

Aurora, Colorado

January 5, 2010

Commerce Online, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2008	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,407	$1,508
Total Current Assets	—	—
Other Assets	92,364	112,364
TOTAL ASSETS	$97,771	$113,872
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$57,668	$57,668
Due to related party	66,517	82,286
Notes payable	397,000	7,316
Total Current Liabilities	463,517	147,270
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized 19,707,678and 152,662 shares issued and outstanding at December 31, 2009 and December 31, 2008	1,526	197,076
Additional paid in capital	(418,039)	140,607
Accumulated deficit	50,767	(371,081)
Total Stockholders' Equity	(365,746)	(33,398)
Total Liabilities & Stockholders’ Equity	$97,771	$113,872

See accompanying notes to the Consolidated Financial Statements

Commerce Online, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2008	2009
Sales	$96,575	$1,559
Cost of Sales	—	—
Gross Profit	96,575	1,559
Selling, General and
Administrative Expenses	102,665	423,407
Income From Operations	(6,090)	(421,848)
Loss from Continuing Operations Before
Income Taxes	(6,090)	(421,848)
Income Taxes Provision	—	—
Net Loss From Continued Operations	(6,090)	(421,848)
Income From Discontinued Operations Net of
Income Tax Benefit of $0 in 2009	—	—
	$(6,090)	$(421,848)
Net Loss
Loss Per Share-
Basic and Diluted Loss Per Share:
Continuing Operations	$(0.00)	$(0.00)
Discontinued Operations	$(0.00)	$(0.00)
Net Loss Per Share	$(0.00)	$(0.02)

Weighted Average Common Shares Outstanding - Basic and Diluted	170,327,859	20,907,678

See accompanying notes to the Consolidated Financial Statements

Commerce Online, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,090)	$(421,848
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for compensation and consulting services	—	377,150
Changes in operating assets and liabilities:
Increase in:
Other Assets	(90,669)	(21,220)
Accounts payable and accrued expenses	33,402	(29,443)
Net Cash Used In Operating Activities	342,912	(95,361)
Cash Flows From Investing Activities
Fixed Assets Purchased	—	—
Net Cash Provided By Investing Activities	—	—
Cash Flows From Financing Activities
Proceeds from Related Party	(342,912)	71,869
Proceeds from Warrant s	—	25,000
Net Cash Provided by Financing Activities	(342,912)	96,869
	—	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	$—	$1,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

See accompanying notes to the Consolidated Financial Statements

COMMERCE ONLINE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND CAPITALIZATION

BUSINESS

Commerce Online Systems, Inc., (referred to hereafter as “CMIB,” or, the “Company”), was initially incorporated under the laws of the State of Delaware in February 1997 under the name Easy Street Online, Inc., as successor to each of Hobbes & Co., LLC ("Hobbes"), INET Communications Company, LLC ("INET") and Sara Girl & Co., LLC ("Sara Girl").

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

In March 2009, Provo changed its name to Ebenefits Direct, Inc., which, through its wholly-owned subsidiary, L.A. Marketing Plans, LLC, (“LAMP”), is a company currently engaged in the business of direct response marketing. LAMP markets and sells non-insurance healthcare programs designed to complement medical insurance products and to provide savings for those who cannot afford or qualify for traditional health insurance products.

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

COMMERCE ONLINE, INC. AND SUBSIDIARIES

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

COMMERCE ONLINE, INC. AND SUBSIDIARIES

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

COMMERCE ONLINE, INC. AND SUBSIDIARIES

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the years ended December 31, 2009 and 2008.

In May 2009, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the years ended December 31, 2009 and 2008, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

COMMERCE ONLINE, INC. AND SUBSIDIARIES

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

For the year ended December 31, 2008 and 2009, the Company did not grant any stock options.

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

 NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, which is effective for fiscal years beginning after November 15, 2009 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FSP FAS 157-1, FAS 157-2, and FAS 157-3. FSP FAS 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP FAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuance of this FSP. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities.

COMMERCE ONLINE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In February 2009, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company has adapted SFAS No. 159 to its consolidated financial statements. The adoption of this standard has no material effect on the Company’s consolidated financial statements.

In December 2009, the FASB issued SFAS No. 141 (revised 2009), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations” (SFAS 141). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. Upon adoption, SFAS 141(R) will not have a significant impact on our consolidated financial position and results of operations; however, any business combination entered into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under existing U.S. Generally Accepted Accounting Principles (GAAP).

In December 2009, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We have evaluated this new statement and have determined that the statement will not have a significant impact on the reporting of our financial position and results of operations.

In December 2009, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment . The simplified method can be used after December 31, 2009 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2009, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we began calculating the expected option term based on our historical option exercise data. This change did not have a significant impact on the compensation expense recognized for stock options granted in 2008.

COMMERCE ONLINE, INC. AND SUBSIDIARIES

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

COMMERCE ONLINE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - RECLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

NOTE 5 - COMMON STOCK

The Company’s board of directors believed it was in the best interest of the corporation to issue on March 2, 2009, Mr. Friedman and Phillip Johnston 8,000,000 and 1,000,000, respectively, and on February 3, 2009, to issue Kyle Gotshalk and Cherish Adams 2,500,000 and 2,500,000 shares of the Company’s common stock, respectively, in consideration for eCommerce services to be performed on behalf of the Company. Also during 2009 the Company issued to Mr. Friedman, Mr. Gotshalk and Ms. Adams 1,000,000 warrants each at an exercise price of $.10 per share.

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

Prior to these issuances, there was 872,678 shares of common stock outstanding held by 350 shareholders. Subsequent to these issuances, the common stock of the Company is now 20,907,678 held by 350 shareholders as of January 6, 2010.

In addition the Company in exchange for $7,500 issued 2,000,000 warrants to two investors at an exercise price of $.10 per shares.

Company, and on February 3, 2009, to issue Kyle Gotshalk and Cherish Adams 2,500,000 and 2,500,000 shares of the Company’s common stock, respectively, in consideration for eCommerce services to be performed on behalf of the Company, and for management services.

COMMERCE ONLINE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company issued the following shares of Common Stock during the nine months ended September 30, 2009:

PATRICK OLOUGHIN	Consultant	07/13/2009	50,000
CHERISH A. ADAMS	In Lieu of Salary	07/30/2009	75,000
KYLE L. GOTSHALK	In Lieu of Salary	07/30/2009	75,000
MICHAEL B. FRIEDMAN	In Lieu of Salary	07/30/2009	75,000
HAROLD RUSTIGIAN	In Lieu of Salary	07/30/2009	200,000
CARRY BARTLETT	In Lieu of Salary	07/30/2009	100,000
JOE RAIO	In Lieu of Salary	07/30/2009	100,000
ALPHATRADE.COM	Advertisement	07/30/2009	60,000
PIEDMONT	Note Conversion	09/21/2009	430,000
CHERISH A. ADAMS	In Lieu of Salary	09/11/2009	75,000
KYLE L. GOTSHALK	In Lieu of Salary	09/11/2009	75,000
MICHAEL B. FRIEDMAN	In Lieu of Salary	09/11/2009	75,000
HAROLD RUSTIGIAN In	Lieu of Salary	09/11/2009	75,000
CLINTON HALL, LLC	Consultant	09/11/2009	250,000
RESORT MARKETING PROFESSIONALS	Consultant	09/11/2009	250,000
FIRST CAPITAL PARTNERS, LLC	Consultant	09/29/2009	450,000
KYLE L GOTSHALK	In Lieu of Salary	10/30/2009	75,000
MICHAEL B FRIEDMAN	In Lieu of Salary	10/30/2009	75,000
CHERISH ADAMS	In Lieu of Salary	10/30/2009	75,000

TOTAL SHARES ISSUED YEAR TO DATE 12/31/09			2,640,000

As a result of these issuances, Mssrs. Friedman, Gotshalk, and Adams each own, 38%, 13% and 13% of the Company, respectively.

NOTE 6 – INCOME TAXES

As of December 31, 2009 and 2008, the Company had approximately $200,000 of U.S. federal and state net operating loss carry forwards available to offset future taxable income which begin expiring in 2026, if not utilized. Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2008.

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

COMMERCE ONLINE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cherish Adams, 33, formerly our CEO, was elected on May 29, 2008 to serve as our President and Director of Commerce Online, Inc. Contemporaneous with Commerce Online Inc., beginning March 2005 through present, Mrs. Adams has served as an Officer and Director of Exit Only, Inc., an internet car sales company. From May of 2001 through February 2005 Mr. Adams serves as the Chief Financial Officer and Controller of Piedmont Properties, a company in the business of securities and real estate investments. Mrs. Adams received her Bachelor of Science Degree in Business Administration with a Concentration in Hotel, Restaurant, Resort Management from the University of Southern Oregon, in Ashland, Oregon in 1997.

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