Form 10-Q
period 2010-06-30
CANNABIS MEDICAL SOLUTIONS, INC.
filed 2010-08-13
CIK 1040850

U.S. Securities and Exchange Commission

Washington, D.C. 20549

___________________

FORM 10-Q

____________________

(Mark One)

 X . Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010.

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

Registrant's Telephone Number: (615) 371-6148

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2010
Common stock, $0.01 par value	347,652,240

CANNABIS MEDICAL SOLUTIONS INC.

PART I – FINANCIAL STATEMENTS

CANNABIS MEDICAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
		(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$19,530	$1,508
Notes Receivable	102,028	-
Total Current Assets	121,558	1,508

Other assets	122,364	112,364

TOTAL ASSETS	$243,922	$113,872

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES
Accounts Payable and accrued expenses	$57,668	$57,668
Due to Related Party	82,286	82,286
Notes Payable	0	7,316
Total liabilities	139,954	147,270

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 500,000,000 shares authorized 347,652,240 and 19,707,678 shares issued and outstanding at June 30, 2010 and December 31, 2009	3,476,522	197,076
Additional paid in capital	221,607	140,607
Dividends	(3,128,870)	-
Accumulated deficit	(465,291)	(371,081)
Total Stockholders' Equity	103,968	(33,398)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$243,922	$113,872

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

CANNABIS MEDICAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months	Six Months	Three Months	Three Months
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$15,187	$-	$12,910	$-

Operating expenses:
Administrative expenses	107,120	31,006	86,254	19,519

Total operating expenses	107,120	31,006	86,254	19,519

Income (loss) from operations	(91,933)	(31,006)	(73,344)	(19,519)

Income (loss) before income taxes	(91,933)	(31,006)	(73,344)	(19,519)

Provision for income taxes	-	-	-	-

Net income (loss)	$(91,933)	$(31,006)	$(73,344)	$(19,519)

Basic and diluted income (loss) per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding	77,980,545	10,422,672	134,947,563	15,557,678

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

CANNABIS MEDICAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months		Six Months
	Ended		Ended
	June 30, 2010		June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(91,933)		$(11,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Common Stock Issued for services	59,400		—
Changes in operating assets and liabilities:
Increase in:
Notes Receivable	(102,028)
Other Assets	(10,000)		--
Accounts payable and accrued expenses	(2,277)		--
Net Cash Used In Operating Activities	(146,838)		(11,487)
Cash Flows From Investing Activities
Fixed Assets Purchased	--		--
Net Cash Provided By Investing Activities	--		--
Cash Flows From Financing Activities
Proceeds from Notes Payable	-		11,487
Dividends Payable	(3,128,870)	--	-
Issuance of Common stock	3,286,414
Conversion of Note Payable to stock	7,316		-
Recapitalization Per Agreement	---		(5,407)
Net Cash Provided by Financing Activities	164,860		6,080

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,022		(5,407)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,508		5,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,530		$-

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

The unaudited condensed consolidated financial statements for the six months ended June 30, 2010 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2010, and the results of its operations and cash flows for the six months ended June 30, 2009 and 2010. Certain prior year amounts have been restated or reclassified to conform to the current period presentation. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

As of March 4, 2010 Commerce Online, Inc. changed its name to Cannabis Medical Solutions, Inc.

March 8, 2010 the company completed the acquisition of 800 Commerce, Inc., a Florida Corporation. The company issued 1,000,000 shares of common stock for all the issued and outstanding stock of 800 Commerce, Inc. 800 Commerce, Inc. is a payment processing company with offices located in Florida and Tennessee.

CANNABIS MEDICAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CANNABIS MEDICAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through June 30, 2010. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

CANNABIS MEDICAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the quarter and year ended June 30, 2010 and December 31, 2009.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the quarters ended June 30, 2010 and 2009 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

CANNABIS MEDICAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, a public entity is required to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value. The fair value of that award has been re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. For the quarters ended June 30, 2010 and 2009, the Company did not grant any stock options.

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which changes various aspects of accounting for and disclosures of interests in variable interest entities. ASU 2009-17 is effective for interim and annual periods beginning after November 15, 2009. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.

CANNABIS MEDICAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on accounting for transfers of financial assets. This guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This guidance is effective for fiscal years and interim periods beginning after November 15, 2009. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation — Stock Compensation (Topic 718) — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)”. ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 5 - RECLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

CANNABIS MEDICAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - COMMON STOCK.

In the second quarter ended June 30, 2010, the Company issued shares of 2,500,000 to Kyle Gotshalk and 2,500,000 to Cherish Adams for services rendered.

In the first quarter ended March 31, 2010 the Company issued shares of 350,000 to Brad Hacker, 350,000 to Kyle Gotshalk, 350,000 to Michael Friedman and 350,000 to Cherish Adams all for services rendered.

The Company issued the following shares in the second quarter of 2010:

4,400,000 - Ender Company Assets, Inc. ($100,000 Stock Purchase and Loan Agreement, of which $15,472 received to date and the remainder is a note receivable.

1,000,000 - Charm City Consultants ($35,000 Stock Purchase and Loan Agreement, of which $17,500 received to date and the remainder is a note receivable.

940,000 - Spur Sherwood, LLC (Fees due for services rendered in the Ender/Charm City transactions)

The Company issued and distributed 312,887,016 dividend shares in June, 2010. The dividend shares were issued paripassu to all existing shareholders as of June 1, 2010 of the companies free trading and restricted common stock of record.

Prior to these issuances, there was 22,425,224 shares of common stock outstanding held by 350 shareholders. Subsequent to these issuances, the common stock of the Company is now 347,652,240 held by 350 shareholders as of June 30, 2010.

NOTE 7 – INCOME TAXES

As of June 30, 2010, the Company had approximately $200,000 of U.S. federal and state net operating loss carry forwards available to offset future taxable income which begin expiring in 2026, if not utilized. Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at June 30, 2010.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows:

June 30, 2010
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

NOTE 8 CONTINGENCIES AND COMMITMENTS

The Company is not aware of any legal proceedings against it as of June 30, 2010. No contingencies have been provided in the financial statements. The Company has been contacted by Stephen J. Cole-Hatchard as to a potential claim he states arose from his involvement with the former subsidiaries Frontline and Provo International, Inc. in 2002. The Company has advised prior management of his claim, and prior management is dealing with Mr. Cole-Hatchard’s concerns.

CANNABIS MEDICAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment Contracts

The Company has employment agreements with certain executive officers. These agreements may obligate the Company to a severance amount equal to one year’s compensation should an executive leave the Company under certain terms of the agreement. The company will issue common stock in lieu of cash during year one of these agreements.

The Company and Kyle Gotshalk, and Cherish Adams have entered into employment agreements. Kyle Gotshalk and Cherish Adams have not been named to any committees of the Company’s Board of Directors and any committees of the Company’s Board of Directors to which Kyle Gotshalk and Cherish Adams may be named have not been determined as of the filing of this report. Effective May 22, 2010 Kyle Gotshalk was relieved of his duties as CEO of the company and stepped down from the Board of Directors.

Note 9 Going Concern

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

THREE MONTHS ENDED JUNE 30, 2009

COMPARED TO THREE MONTHS ENDED JUNE 30, 2010

Sales for the three month period ended June 30, 2010 and 2009 were $ 12,910 and 0 respectively.

Selling, general and administrative expenses increased from $19,519 for the three month period ended June 30, 2009 to $86,254 for the three month period ended June 30, 2010 due to costs associated with stock issued in lieu of salary and consulting expenses.

Net income (loss) increased to a loss $73,344 for the three month period ended June 30 , 2010 from net loss of $19,519 for the three month period ended June 30 , 2009, due to the above analysis of Income and Expenses.

SIX MONTHS ENDED JUNE 30, 2009

COMPARED TO SIX MONTHS ENDED JUNE 30, 2010

Sales for the six month period ended June 30, 2010 and 2009 were $ 15,187 and 0 respectively.

Selling, general and administrative expenses increased from $31,006 for the six month period ended June 30, 2009 to $107,120 for the six month period ended June 30, 2010 due to costs associated with stock issued in lieu of salary and consulting expenses.

Net income (loss) increased to a loss $91,933 for the six month period ended June 30 , 2010 from net loss of $31,006 for the six month period ended June 30 , 2009, due to the above analysis of Income and Expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2010, our disclosure controls and procedures are ineffective. However as of the date of the filing of the Form 10Q/A management has implemented changes that it has determined will make it financial reporting process effective as of the date of this filing.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company, with the exception of the Stephen J. Cole-Hatchard Frontline/Provo matter. The Company has been contacted by Stephen J. Cole-Hatchard as to a potential claim he states arose from his involvement with the former subsidiaries Frontline and Provo International, Inc. in 2002. The Company has advised prior management of his claim, and prior management is dealing with Mr. Cole-Hatchard’s concerns.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

In the second quarter ended June 30, 2010 the Company issued shares of 2,500,000 to Kyle Gotshalk and 2,500,000 to Cherish Adams all for services rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2010.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A majority of securities holders voted for and approved the dividend share distribution effective, June 1, 2010.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1

Certification of President and Director Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1

Certification of President and Director Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANNABIS MEDICAL SOLUTIONS, INC.

Date: August 9, 2010	By:/s/ Cherish Adams
Cherish Adams
President and Director