Form 10-Q
period 2010-09-30
CANNABIS MEDICAL SOLUTIONS, INC.
filed 2010-11-10
CIK 1040850

U.S. Securities and Exchange Commission

Washington, D.C. 20549

___________________

FORM 10-Q

____________________

(Mark One)

 X . Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010.

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

Registrant's Telephone Number: (305) 369-9097

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2010
Common stock, $0.01 par value	347,652,240

CANNABIS MEDICAL SOLUTIONS INC.

PART I – FINANCIAL STATEMENTS

CANNABIS MEDICAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
		(audited)

ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$4,526	$1,508
Notes Receivable	122,478	-
Total Current Assets	127,004	1,508

Other assets	122,364	112,364

TOTAL ASSETS	$249,368	$113,872

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES
Accounts Payable and accrued expenses	$55,826	$57,668
Due to Related Party	82,286	82,286
Notes Payable	0	7,316
Total liabilities	138,112	147,270

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 500,000,000 shares authorized 347,652,240 and 19,707,678 shares issued and outstanding at September 30, 2010 and December 31, 2009	3,476,522	197,076
Additional paid in capital	231,801	140,607
Dividends	(3,128,870)	-
Accumulated deficit	(468,197)	(371,081)
Total Stockholders' Equity	111,256	(33,398)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$249,368	$113,872

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

CANNABIS MEDICAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months	Nine Months	Three Months	Three Months
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$25,717	$-	$10,530	$-

Operating expenses:
Administrative expenses	120,555	408,791	13,435	377,785

Total operating expenses	120,555	408,791	13,435	377,785

Income (loss) from operations	(94,838)	(408,791)	(2,905)	(377,785)

Income (loss) before income taxes	(94,838)	(408,791)	(2,905)	(377,785)

Provision for income taxes	-	-	-	-

Net income (loss)	$(94,838)	$(408,791)	$(2,905)	$(377,785)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	77,980,545	11,222,672	134,947,563	16,757,678

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

CANNABIS MEDICAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months		Nine Months
	Ended		Ended
	September 30, 2010		September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,838)		$(408,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Common Stock Issued for services	59,400		377,150
Changes in operating assets and liabilities:
Increase in:
Notes Receivable	(122,478)		-
Other Assets	(10,000)		(20,000)
Accounts payable and accrued expenses	(4,391)		-
Net Cash Used In Operating Activities	(172,307)		(51,641)
Cash Flows From Investing Activities
Fixed Assets Purchased	-		-
Net Cash Provided By Investing Activities	-		-
Cash Flows From Financing Activities
Proceeds from Related Party	-		33,704
Note Payable-Net of Stock issued for conversion	-		(90,752)
Dividends Payable	(3,128,870)	--	-
Issuance of Common stock	3,296,607		-
Conversion of Note Payable to stock	7,316		-

Net Cash Provided by Financing Activities	175,053		(57,058)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,746		(5,407)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,508		5,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,254		$-

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

The unaudited condensed consolidated financial statements for the nine months ended September 30, 2010 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2010, and the results of its operations and cash flows for the nine months ended September 30, 2009 and 2010. Certain prior year amounts have been restated or reclassified to conform to the current period presentation. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through September 30, 2010. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the quarter and year ended September 30, 2010 and December 31, 2009.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the quarters ended September 30, 2010 and 2009 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

In addition, a public entity is required to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value. The fair value of that award has been remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. For the quarters ended September 30, 2010 and 2009, the Company did not grant any stock options.

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 was effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

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

NOTE 6 - COMMON STOCK.

During the nine months ended September 30, 2010, the Company issued shares to:

2,500,000 to Kyle Gotshalk and 2,500,000 to Cherish Adams for services rendered.

350,000 to Brad Hacker, 350,000 to Kyle Gotshalk, 350,000 to Michael Friedman and 350,000 to Cherish Adams all for services rendered.

4,400,000 - Ender Company Assets, Inc. ($100,000 Stock Purchase and Loan Agreement, of which $15,472 received to date and the remainder is a note receivable

1,000,000 - Charm City Consultants ($35,000 Stock Purchase and Loan Agreement of which $17,500 received to date and the remainder is a note receivable.

940,000 - Spur Sherwood, LLC (Fees due for services rendered in the Ender/Charm City transactions)

312,887,016 dividend shares in June, 2010. The dividend shares were issued parapasue to all existing shareholders of the companies free trading and restricted common stock of record.

The common stock of the Company is held by 350 shareholders as of September 30, 2010.

NOTE 7 – INCOME TAXES

As of September 30, 2010, the Company had approximately $200,000 of U.S. federal and state net operating loss carry forwards available to offset future taxable income which begin expiring in 2026, if not utilized. Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at September 30, 2010.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows:

September 30, 2010
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

NOTE 8 - CONTINGENCIES AND COMMITMENTS

The Company is not aware of any legal proceedings against it as of September 30, 2010. No contingencies have been provided in the financial statements. The Company has been contacted by Stephen J. Cole-Hatchard as to a potential claim he states arose from his involvement with the former subsidiaries Frontline and Provo International, Inc. The Company has advised prior management and prior management is dealing with Mr. Cole-Hatchard’s concerns.

Employment Contracts

The Company has employment agreements with certain executive officers. These agreements may obligate the Company to a severance amount equal to one year’s compensation should an executive leave the Company under certain terms of the agreement. The company will issue common stock in lieu of cash during the term of these agreements.

The Company and Cherish Adams have an employment agreement. Cherish Adams has not been named to any committee by the Company’s Board of Directors.

NOTE 9 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters have not been determined yet. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

THREE MONTHS ENDED SEPTEMBER 30, 2009

COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010

Sales for the three month period ended September 30, 2010 and 2009 were $ 10,530 and 0 respectively.

Selling, general and administrative expenses decreased from $377,785 for the three month period ended September 30, 2009 to $13,435 for the three month period ended September 30, 2010 due to costs associated with stock issued in lieu of salary and consulting expenses.

Net loss decreased to a loss of $2,905 for the three month period ended September 30 , 2010 from net loss of $377,785 for the three month period ended September 30 , 2009, due to the above analysis of Income and Expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2009

COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010

Sales for the nine month period ended September 30, 2010 and 2009 were $ 25,717 and 0 respectively.

Selling, general and administrative expenses decreased from $408,791 for the nine month period ended September 30, 2009 to $120,555 for the nine month period ended September 30, 2010 due to costs associated with stock issued in lieu of salary and consulting expenses.

Net income (loss) decreased to a loss $94,838 for the nine month period ended September 30 , 2010 from net loss of $408,791 for the nine month period ended September 30 , 2009, due to the above analysis of Income and Expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2010, our disclosure controls and procedures are ineffective. However as of the date of the filing of the Form 10Q/A management has implemented changes that it has determined will make it financial reporting process effective as of the date of this filing.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

 There were no changes during the period ended September 30, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2010.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The dividend share distribution was voted on by Security Holders during the period ended September 30, 2010.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1

Certification of President, and Director Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1

Certification of President, and Director Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANNABIS MEDICAL SOLUTIONS, INC.

Date: November 9, 2010	By:/s/ Cherish Adams
Cherish Adams
President and Director