Form 10-K
period 2010-12-31
CANNABIS MEDICAL SOLUTIONS, INC.
filed 2011-03-31
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

   X   . ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-1321002

CANNABIS MEDICAL SOLUTIONS, INC.

 (Name of small business issuer in its charter)

Delaware	20-8484256
(State or other Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

100 Myer Creek Road, Ashland, OR 97520

(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number: (305) 396-9097

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes      . No   X  .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 4, 2011
Common stock, $0.01 par value	362,102,240

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2010 was approximately $4,873,000. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of December 31, 2010, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

Documents Incorporated By Reference

None

CANNABIS MEDICAL SOLUTIONS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Forward Looking Statements — Cautionary Language

Certain statements made in these documents and in other written or oral statements made by Cannabis Medical Solutions, Inc. or on Cannabis Medical Solutions, Inc’s behalf are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. Cannabis Medical Solutions, Inc. claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.  Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described in this filing.  The risks included herein are not exhaustive. This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact Cannabis Medical Solutions, Inc.'s business and financial performance. Moreover, Cannabis Medical Solutions, Inc. operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on Cannabis Medical Solutions, Inc's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, Cannabis Medical Solutions, Inc. disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

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

Unless otherwise noted, references in this Form 10-K to “Seraph,” “Commerce Online, Inc.,” the “Company,” “we,” “our” or “us” means Cannabis Medical Solutions, Inc., a Delaware corporation.

Executive Summary

Cannabis Medical Solutions, Inc. is positioned to become a market leader in both online and wireless merchant payment solutions. The Company offers a full spectrum of secure and reliable transaction processing solutions using traditional, Internet Point of Sale (POS), e-commerce, social networks and mobile (wireless) terminals through our alliance partner network. Our electronic payment processing suite of services will enable clients to accept all major credit cards,  in store or online, debit and ATM cards and ACH check drafts for payment whether a retail, service, mail-order or Internet merchant. As an industry innovator, we are dedicated to delivering comprehensive services from merchant account activation, gateway connections and web development to a world-wide client base. The Company is headquartered in Oregon and with a satellite office in West Palm Beach, Florida.

As of March 4, 2010 Commerce Online, Inc. changed its name to Cannabis Medical Solutions, Inc.

March 8, 2010 the company completed the acquisition of 800 Commerce, Inc., a Florida Corporation .  The company  issued  1,000,000 shares of common stock for all the issued and outstanding stock of 800 Commerce, Inc.  800 Commerce, Inc. is a payment processing company with offices located in Florida and Tennessee.

Through partnerships with Direct Technology Innovations and Virtual Payment Processing, the company has licensed and operates a proprietary “bank grade” electronic vault-based payment processing system. Cannabis Medical Solutions, Inc. will market its’ payment Gateway through its sister site www.Directtec.com, and will sell access to our clients through private label agreements. The Cannabis Medical Solutions, Inc. network will enable merchants to certify, secure and process all types of credit card payments, ACH, Check 21, along with money transfers, bill payments and pay-by-check verification/guarantee services via websites, retail stores, mail order, telephone order call centers, wireless terminals and hand held devices including BlackBerry. The Cannabis Medical Solutions, Inc. private label platform may be integrated with 13 processing platforms, including all First Data Platforms, making Cannabis Medical Solutions, Inc. one of the most robust gateway providers in the industry.

As an industry leader and is dedicated to delivering comprehensive services, such as merchant account activation, gateway connections, Web development and social network engines to a worldwide client base. Cannabis Medical Solutions, Inc. is a registered ISO with Direct Technologies Inc., a registered ISO of First National Bank of Omaha, Omaha, NE and Wells Fargo Bank, NA., Walnut Creek, Ca.

The Certified Payment Gateway for Cannabis Medical Solutions, Inc. will allow us to connect merchants, both online and brick and mortar, with acquiring processors and banks.  The Payment Gateway provides certified processing of credit/debit card transactions, bill payment, money transfer, check signature verification, ACH, and a host of other payment services. We plan to market the Payment Gateway under the Cannabis Medical Solutions, Inc. Network name. The Payment Card Industry Data Security Standard, with which the Payment Gateway complies,   was developed by the major credit card companies as a guideline to help organizations that process card payments prevent credit card fraud, cracking and various other security vulnerabilities and threats. A company processing, storing, or transmitting payment card data must be payment card industry (PCI) compliant or risk losing their ability to process credit card payments and being audited and/or fined. Merchants and payment card service providers must validate their compliance periodically and be up to date with all standards and regulations.

When it comes to all the possibilities the Internet holds, from  travel to dating to online shopping and entertainment, Cannabis Medical Solutions, Inc. will seek to provide efficient and meaningful  e-commerce software solutions and resources to online brands both emerging and to those already established as leaders. The company will strive to nurture and supply the best practices, technology, resources and talent of technology partners and share them broadly to create value for our customers, shareholders, partners and employees. Although we have not generated any significant revenues for the year to date, we continue to explore opportunities that will result in new products and e-commerce platforms while creating our own online brands for new revenue streams.

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

As of March 4, 2010 Commerce Online,Inc. changed its name to Cannabis Medical Solutions, Inc.

March 8, 2010 the company completed the acquisition of 800 Commerce, Inc., a Florida Corporation .  The company  issued  1,000,000 shares of common stock for all the issued and outstanding stock of 800 Commerce, Inc.  800 Commerce, Inc. is a payment processing company with offices located in Florida and Tennessee.

Corporate History

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

As of March 4, 2010 Commerce Online,Inc. changed its name to Cannabis Medical Solutions, Inc.

March 8, 2010 the company completed the acquisition of 800 Commerce, Inc., a Florida Corporation .  The company  issued  1,000,000 shares of common stock for all the issued and outstanding stock of 800 Commerce, Inc.  800 Commerce, Inc. is a payment processing company with offices located in Florida and Tennessee.

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

Cannabis Medical Solutions, Inc. will work with our clients to set up merchant payment processing and to customize value-added programs that help drive customers to their door. Through our key strategic alliances with the largest names within the sector, we can provide competitive processing rates, while also offering the highest level of customer service and expertise available in the industry.

800Commerce.com

Cannabis Medical, Inc. now owns 100% of its’ new subsidiary “800Commerce.com” (www.800commerce.com)   including the Toll-Free Number 800-COMMERCE in designated metro areas, which  will be known as the first B2B and B2C social network business portal allowing business and client members to find  and compare services and purchase all things commerce including lead generation services, turnkey merchant processing services for all major credit cards, web development, marketing, hosting services and IT Solutions. The key and essential value to 800Commerce.com is the online site will be the first “certified” business directory and social network on the web. CMSI can in fact certify all listed vendor’s within the business directory with a gold seal of approval due to the fact that we have control over the merchants’ bank accounts, have credit history on file for past history for credit card processing, and can refund payment to any client from our vendor directory in case of dispute of products or services delivered.

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

800commerce.com projected revenues

800commerce.com will provide package for business starting at $149 per month, which will supply credit card processing, a corporate website, web hosting and emails, and online marketing.

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

1.

Products & Services

Cannabis Medical Solutions, Inc.’s electronic payment processing and additional services enables our merchants to accept all major credit cards as well as debit and ATM cards for payment whether you are a retail, service, mail-order or Internet merchant. As an industry leader we are dedicated to delivering comprehensive services from merchant account activation, gateway connections and product development.

Cannabis Medical Solutions, Inc. is an innovative industry leader and is dedicated to delivering comprehensive services, such as merchant account activation, gateway connections, social network engines, and Web development to a worldwide client base. Our web services and products are pioneering and comprehensive. With the partnership of Sitegalore.com, we would offer web construction in a user friendly formatting systems. This gives the merchant access to millions of templates and formats and provides a hand on approach to build their business.

The Cannabis Medical Solutions, Inc. suite of e-commerce services include:

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

Revenue is generated from monthly and per transaction fees charged for each transaction passing through the Commerce Online Gateway to end acquiring processors. In addition to First Data Networks, a total of 13 platforms are integrated within the Commerce Online Network including Vital, first Data Networks, Payment Tech, Heartland and Valutec. The Commerce Online Processing Gateway may also be integrated with all processing terminals in the marketplace that require a payment gateway. All Internet merchants and certain brick and mortar merchants require a gateway to pass transactions from their customers’ use of a payment form to the acquiring bank/processor. It is the goal of CMSI to be processing close to 100 Million dollars through merchant services its’ first year.

The Commerce Online Payment Network can also be re-branded as a “white label” payment solution to online clients and merchant retailers. This will allow clients to charge their client base under an individual brand name belonging to the client for customer recognition on credit card billing receipts. The Commerce Online complete e-commerce solution is additionally built with a shopping cart emulator, which allows Internet merchants currently using other competitive Payment Gateways to integrate with the Commerce Online Payment Solution in a quick and efficient manner without disruption of their online business. The shopping cart emulator can be integrated with the top 120 shopping cart systems currently used by Internet Merchants.

Our certified B2B directory 800commerce.com will provide revenues to CMIB through reoccurring charges of $149.00 a month per each client contracted for website, hosting, online marketing and merchant services. It is the goal of commerce Online to have at least one-thousand (1000) clients contracted with the portal its’ first year providing over 1M in revenues to the Company.

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

The constant evolution of new technologies, both wired and wireless, combined with the rapid growth in new, online storefronts, remotely operating merchants and increased frequency of consumer credit/debit purchases, bodes well for payment gateway providers like Commerce Online. An example in the vast potential of the marketis when in November 2007, CyberSource Corporation (NASDAQ: CYBS) acquired Authorize.Net for $700 Million. At the time, Authorize.Net was a payment gateway provider with only 190,000 merchant customers. Commerce Online anticipates exponential growth in 2009 and beyond, and would evaluate a lucrative buy-out situation in the future given the opportunity to further increase shareholder value.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

Our executive offices are located in Ashland, Oregon. The Company has additional offices  located in Miami and Palm Gardens, Florida.

ITEM 3.  LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations with the exception of the Stephen J. Cole-Hatchard Frontline/Provo matter.  This matter is currently being handled by the prior management of Provo.  There is no action, suit, proceeding, inquiry, or investigation before or by any court, public board, government agency, self-regulatory organization, or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries, or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The dividend share distribution was voted on by Security Holders in May of 2010.

PART II

ITEM 5.  MARKET PRICE AND DIVIDENDS ON THE  REGISTRANTS  COMMON EQUITY AND OTHER SHAREHOLDER MATTERS .

The Company’s common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers over The Counter Bulletin Board under the symbol “CMSI.”

The following table sets forth for the periods indicated the high and low bid quotations for our common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2010
First Quarter (January – March 2010)	$.022	$.01
Second Quarter (April – June 2010)	$.09	$.01
Third Quarter (July – September 2010)	$.035	$.015
Fourth Quarter (October – December 2010)	$.03	$.014

Fiscal Year 2009
First Quarter (January – March 2009)	$1.15	$.05
Second Quarter (April – June 2009)	$.60	$.18
Third Quarter (July – September 2009)	$.49	$.15
Fourth Quarter (October – December 2009)	$.33	$.07

On January 6, 2011, the closing bid price of our common stock was $.012

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

Transfer Agent

Our Transfer Agent and Registrar for the common stock is Island Stock Transfer.

Other Stock Matter

During the twelve months ended December 31, 2010, the Company issued shares to:

2,500,000 to Kyle Gotshalk and 2,500,000 to Cherish Adams for services rendered.

350,000 to Brad Hacker, 350,000 to Kyle Gotshalk, 350,000 to Michael Friedman and 350,000 to Cherish Adams all for services rendered.

4,400,000 - Ender Company Assets, Inc. ($100,000 Stock Purchase and Loan Agreement, of which $15,472 received to date and the remainder is a note receivable).

1,000,000 - Charm City Consultants ($35,000 Stock Purchase and Loan Agreement of which $17,500 received to date and the remainder is a note receivable).

940,000 - Spur Sherwood, LLC (Fees due for services rendered in the Ender/Charm City transactions)

312,887,016 dividend shares in June, 2010. The dividend shares were issued parapasue to all existing shareholders of the companies free trading and restricted common stock of record.

5,000,000 to B. Michael Friedman and 5,000,000 to Cherish Adams for Services rendered.

600,000 to Spur Sherwood, LLC (Final payment for services rendered)

5,000,000 to Charm City Consultants for payment as contracted for in a Consulting Agreement.

3,850,000 to Richard Maher (Stock Purchase and Loan Agreement).

The common stock of the Company is held by 251 shareholders as of March 4, 2011.

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

RESULTS OF OPERATIONS

 Fiscal Year Ended December 31, 2010, Compared to Fiscal Year Ended December 31, 2009

Sales increased from $1,559 for the year ended December 31, 2009 to $31,717 for the year ended December 31, 2010, primarily as a result of revenue from its LA Marketing subsidiary.

Selling, general and administrative expenses decreased from $423,407 for the year ended December 31, 2009 to $136,216 for the year ended December 31, 2010 due to costs associated with the issuance of stock to officers and consultants for services in 2009.

Net income increased to $(104,499) for the year ended December 31, 2010 from net income of $(421,848) for the year ended December 31, 2009, due to the above analysis of Income and Expenses.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through December 31, 2010.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has engaged the services of Mr. Malcolm L. Pollard, Inc. located at 4845 W Lake Rd., Erie PA 16505 as the Companies Auditor, and has accepted the resignation of Mr. Larry O’Donnell, P.C. of Aurora, Colorado.

ITEM 9A.  CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2010.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO).  The COSO framework, published in Internal Control-Integrated Framework , is known as the COSO Report.  Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.:

Name	Age	Positions Held and Tenure
B. Michael Friedman	45	Acting CEO

Cherish Adams	35	Director and President

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

On May 22, 2010 the board of directors of the Company accepted the resignation of Kyle L. Gotshalk as a board member.

On August 29, 2010 the board of directors accepted the resignation of Harold Rustigan as a board member.

Cherish Adams, 35, formerly our CEO, was elected on May 29, 2008 to serve as our President and Director of Cannabis Medical Solutions, Inc. Contemporaneous with Cannabis Medical Solutions, Inc.  Mrs. Adams received her Bachelor of Science Degree in Business Administration with a Concentration in Hotel, Restaurant, and Resort Management from the University of Southern Oregon, in Ashland, Oregon in 1997.

B. Michael Friedman, 45, Mr. Friedman specializes in private equity, mergers & acquisitions and financial consulting to publicly traded companies and start-up deals. Mr. Friedman’s companies  presently represent an umbrella of accounting, legal and financial services for public markets . Mr. Friedman has strategic funding alliances with Maxim group, MidTown Partners, Spencer Edwards, Iroquois Capital, and Divine Capital.  Mr. Friedman received his Bachelor of Science (BS) in Marketing and Management in 1986 from the University of Florida, in Gainesville, Florida.

The Company and Cherish Adams and B. Michael Friedman have entered into employment/compensation agreements. Cherish Adams and B. Michael Friedman have not been named to any committees of the Company’s Board of Directors and any committees of the Company’s Board of Directors to which Cherish Adams and B. Michael Friedman may be named have not been determined as of the filing of this report.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors, and more than 10% stockholders were not complied with during the fiscal year ended December 31, 2010.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors, and employees.  Code of ethics codifies the business and ethical principles that govern all aspects of our business.  This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company.

ITEM 11  EXECUTIVE COMPENSATION.

The following table sets forth for the year ended December 31, 2010 and 2009 compensation awarded to, paid to, or earned by, our Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

						Long Term Compensation
	Annual Compensation		Other Annual			Restricted Stock Options/LTIP			All Other
Name	Title	Year	Salary	Bonus	Compensation	Awarded	SARs (#)	payouts ($)	Compensation
Cherish Adams Gotshalk	President	2010	$0	0	0	0	0	0	0
		2009	0	0	0	0	0	0	0

2,850,000 shares of common stock issued to Kyle Gotshalk

7,850,000 shares of common stock issued to Cherish Adams

5,350,000 shares of common stock issued to Michael Friedman

Outstanding Equity Awards At Fiscal Year-End Table

None.

Option Exercises And Stock Vested Table

None.

PENSION BENEFITS TABLE

None.

Nonqualified Deferred Compensation Table

None.

All Other Compensation Table

None.

Perquisites Table

None.

There are no existing or planned option/SAR grants.

Employment Agreements

Mrs. Adams entered into an employment agreement effective January 1, 2009 until December 31, 2011. The terms are as follows:

a)

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

b)

Signing Bonus – The Executive shall receive 2.5 Million shares of Common Stock.

c)

Discretionary Bonus.  The Executive shall be eligible to receive an annual bonus in an amount to be determined by the board of directors based on any criteria or factors the board of directors deems appropriate with each new company acquisition that the Executive consummates and with sales volume increases.

d)

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

None.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of December 31, 2010. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

	Number of	Percentage of
	Shares	Shares
Name and Address	Beneficially Owned (1)	Beneficially Owned (1)

B. Michael Friedman 4400 PGA BLVD, SUITE 900 Palm Beach Gardens, FL 33410	67,010,000	18.50%

Cherish Adams
100 Myer Creek Road	53,475,980	14.76%
Ashland, OR 97520

All directors and
executive officers as	120,485,980	33.26%
a group (2 persons)

(1)	Based on a total of an aggregate of 362,102,240 shares of capital stock, consisting of 362,102,240 issued and outstanding shares of common stock and warrants to purchase -0- shares of common stock.

Changes in Control

There were no significant changes in control for the period ending December 31, 2010.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 500,000,000 shares of common stock, par value $ .01

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDPENDENCE.

No officer, director, promoter, or affiliate of Cannabis Medical Solutions, Inc. has or proposes to have any direct or indirect material interest in any asset held by Cannabis Medical Solutions, Inc. through security holdings, contracts, options, or otherwise.

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

Fiscal 2010

(1)     Audit  Fees

The aggregate fees billed by the independent accountants for the last fiscal year  for professional services for the audit of the Company's annual financial statements  and  the  review  included in the Company's Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $11,250.

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

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited consolidated financial  statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2010 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

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

The exhibits require to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 7th day of March, 2011.

Cannabis Medical Solutions, Inc.

/S/ Cherish Adams
Cherish Adams
(President)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cherish Adams	President	March 31, 2011
Name: Cherish Adams

PART F/S.  FINANCIAL STATEMENTS.

CANNABIS MEDICAL SOLUTIONS, INC.

MALCOLM L. POLLARD, Inc.

4845 W. LAKE ROAD, # 119

ERIE, PA 16505

(814)838-8258

FAX (814838-8452

Report of Independent Registered Public Accounting Firm

To the Shareholders of:

Cannabis Medical Solutions, Inc.

Ashland, Oregon

We have audited the accompanying balance sheets of Cannabis Medical Solutions, Inc. as of December 31, 2010 and 2009 and, and the related statements of operations and members’ deficiency, and cash flows for the years ended December 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion

The Company has not generated significant revenues or profits to date. This factor, among others, raises substantial doubt about its ability to continue as a going concern.  The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 , the results of its operations, changes in stockholders’ equity,  and its cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting standards.

/s/ Malcolm L. Pollard, Inc.

Malcolm L. Pollard, Inc.

Erie, Pennsylvania

March 18, 2011

CANNABIS MEDICAL SOLUTIONS, INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$282	$1,508
Notes Receivable	121,182	-
Total Current Assets	121,464	1,508
Other Assets	122,364	112,364
TOTAL ASSETS	$243,827	$113,872
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$57,668
Due to related party	-	82,286
Notes payable	-	7,316
Total Current Liabilities	-	147,270
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 500,000,000 shares authorized, 347,652,240 and 19,707,678, issued and outstanding at December 31, 2010 and December 31, 2009	3,476,522	197,076
Additional paid in capital	371,755	140,607
Dividends issued	(3,128,870)	-
Accumulated deficit	(475,580)	(371,081)
Total Stockholders' Equity	243,827	(33,398)
Total Liabilities & Stockholders’ Equity	$243,827	$113,872

See accompanying notes to the Consolidated Financial Statements

CANNABIS MEDICAL SOLUTIONS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009
Sales	$31,717	$1,559
Cost of Sales	--	--
Gross Profit	31,717	1,559
Selling, General and
Administrative Expenses	136,216	423,407
Income From Operations	(104,499)	(421,848)
Loss from Continuing Operations Before
Income Taxes	(104,499)	(421,848)
Income Taxes Provision	—	—
Net Loss From Continued Operations	(104,499)	(421,848)
Income From Discontinued Operations Net of
Income Tax Benefit of $0 in 2009	—	—
	$(104,499)	$(421,848)
Net Loss
Loss Per Share-
Basic and Diluted Loss Per Share:
Continuing Operations	$(0.00)	$(0.00)
Discontinued Operations	$(0.00)	$(0.00)
Net Loss Per Share	$(0.00)	$(0.02)
Weighted Average Common Shares
Outstanding - Basic and Diluted	183,679,959	20,907,678

See accompanying notes to the Consolidated Financial Statements

CANNABIS MEDICAL SOLUTIONS, INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(104,499)	$(421,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for compensation and consulting services	—	377,150
Issuance of dividends	(3,128,870)	-
Changes in operating assets and liabilities:
Increase/Decrease in:
Notes Receivable	(121,182)
Other Assets	(10,000)	(21,220)
Accounts payable and accrued expenses	(57,668)	(29,443)
Due to related party	(82,286)	-
Notes payable	(7,316)	-
Net Cash Used In Operating Activities	(3,511,821)	(95,361)
Cash Flows From Investing Activities
Fixed Assets Purchased	--	--
Net Cash Provided By Investing Activities	--	--
Cash Flows From Financing Activities
Proceeds from Related Party	-	71,869
Proceeds from Warrant s	3,510,594	25,000
Net Cash Provided by Financing Activities	3,510,594	96,869

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,227)	1,508
CASH AND CASH EQUIVALENTS, BEGINNING	1,508	0

CASH AND CASH EQUIVALENTS, ENDING	$282	$1,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

See accompanying notes to the Consolidated Financial Statements

CANNABIS MEDICAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND CAPITALIZATION

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

As of March 4, 2010 Commerce Online,Inc. changed its name to Cannabis Medical Solutions, Inc.

March 8, 2010 the company completed the acquisition of 800 Commerce, Inc., a Florida Corporation .  The company issued 1,000,000 shares of common stock for all the issued and outstanding stock of 800 Commerce, Inc.  800 Commerce, Inc. is a payment processing company with offices located in Florida and Tennessee.

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

CANNABIS MEDICAL SOLUTIONS, INC.

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

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of December 31, 2010 this does not apply.

CANNABIS MEDICAL SOLUTIONS, INC.

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

CANNABIS MEDICAL SOLUTIONS, INC.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through December 31, 2010.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

CANNABIS MEDICAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the years ended December 31, 2010 and  2009, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the year ended December 31, 2010 and 2009, the Company did not grant any stock options.

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

CANNABIS MEDICAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CANNABIS MEDICAL SOLUTIONS, INC.

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

CANNABIS MEDICAL SOLUTIONS, INC.

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

NOTE 5- COMMON STOCK

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

During the year  ended December 31, 2010, the Company issued shares to:

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

5,000,000 to B. Michael Friedman and 5,000,000 to Cherish Adams for Services rendered.

600,000 to Spur Sherwood, LLC (Final payment for services rendered)

5,000,000 to Charm City Consultants for payment as contracted for in a Consulting Agreement.

3,850,000 to Richard Maher (Stock Purchase and Loan Agreement).

During the first quarter of 2011 the Company issued Common stock to vendors for outstanding payables and related parties for advances made. These transaction were agreed to in 2010 and shares issued in 2011

The common stock of the Company is held by 251 shareholders as of March 4, 2011.

Note 6 – Income taxes

As of December 31, 2010 and 2009, the Company had approximately $200,000 of U.S. federal and state net operating loss carry forwards available to offset future taxable income which begin expiring in 2026, if not utilized.  Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2010.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows:

December 31, 2010
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

Note 8 - Contingencies and Commitments

The Company is not aware of any legal proceedings against it as of December 31, 2010. No contingencies have been provided in the financial statements.

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

Cherish Adams, 33, formerly our CEO, was elected on May 29, 2008 to serve as our President and Director of Commerce Online, Inc. Contemporaneous with Commerce Online Inc., beginning March 2005 through present.

On May 22, 2010 the board of directors of the Company accepted the resignation of Kyle L. Gotshalk as a board member.

On May 23, 2010 the board of directors of the Company accepted Mr. B. Michael Friedman as acting CEO.

On August 29, 2010 the board of directors accepted the resignation of Harold Rustigan as a board member.

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

Note 11 - Subsequent Events

During the first quarter of 2011 the Company issued Common stock to vendors for outstanding payables and related parties for advances made. These transaction were agreed to in 2010 and shares issued in 2011