Form 10-K/A
period 2010-12-31
CANNABIS MEDICAL SOLUTIONS, INC.
filed 2011-04-05
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 4, 2011
Common stock, $0.01 par value	362,102,240

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

Documents Incorporated By Reference

None

CANNABIS MEDICAL SOLUTIONS, INC.

FORM 10-K/A/A ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

The Registrant’s Chief Executive Officer has concluded that a previously issued Annual Report on Form 10-K for the fiscal year ended December 31, 2010 should no longer be relied upon because of an error in such report.

There were discrepancies found in the Executive Summary, and Strategic Agreements sections of the companies 10K for the period ending December 31, 2010.

The Registrant does not have an audit committee; however, the Chief Executive Officer discussed with the Registrant’s auditors the matters which are the subject of this filing.

Forward Looking Statements — Cautionary Language

Certain statements made in these documents and in other written or oral statements made by Cannabis Medical Solutions, Inc. or on Cannabis Medical Solutions, Inc’s behalf are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. Cannabis Medical Solutions, Inc. claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described in this filing. The risks included herein are not exhaustive. This annual report on Form 10-K/A/A, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact Cannabis Medical Solutions, Inc.'s business and financial performance. Moreover, Cannabis Medical Solutions, Inc. operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on Cannabis Medical Solutions, Inc's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, Cannabis Medical Solutions, Inc. disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-K/A/A or incorporated herein by reference, including those set forth in Management’s Discussion and Analysis or Plan of Operation.

Unless otherwise noted, references in this Form 10-K/A/A to “Seraph,” “Commerce Online, Inc.,” the “Company,” “we,” “our” or “us” means Cannabis Medical Solutions, Inc., a Delaware corporation.

Executive Summary

Cannabis Medical Solutions, Inc. is a financial services company specializing proprietary merchant payment solutions, cash advance, vertical products and services to the health care and legalized medical marijuana sectors. The company has primarily focused on providing payment and banking solutions to medical dispensaries operating legally and licensed across sixteen (16) states. The Company maintains corporate offices in Oregon, West Palm Beach and Miami, Florida. As of March 4, 2010 Commerce Online, Inc. changed its name to Cannabis Medical Solutions, Inc.

On March 8, 2010, the company completed the acquisition of 800 Commerce, Inc., a Florida Corporation. 800 Commerce Inc., through its’ corporate website www.800Commerce.com, provides merchant processing, prepaid debit cards, website design and hosting to retail businesses across the United States. The company issued 1,000,000 shares of common stock for all the issued and outstanding stock of 800 Commerce, Inc. 800 Commerce, Inc. is a payment processing and debit card issuance company with offices located in Miami, Florida.

Through partnerships with EMS bank, Applied Bank and Card Platforms, Cannabis Medical Solutions, Inc. provides alternative to cash payment solutions and merchant processing services to merchants within the healthcare and medical dispensary sectors. Clients of Cannabis Medical Solutions receive access to private label gateways for credit card processing, cash advance services, POS systems and terminals and patient smart debit cards branded as “MediPayment.” The MediPayment card is an alternative payment solution to eliminate theft, fraud and provide patient tracking information. The Cannabis Medical Solutions, Inc. network will enable merchants to certify, secure and process all types of credit card payments, ACH, Checks pay-by-check verification/guarantee services via websites, retail stores, medical dispensaries, telephone order call centers, wireless terminals and hand held smart phone devices including BlackBerry.

In an effort to keep medical dispensaries and compassionate care centers within the guidelines f CA Proposition 215, SB 420 and HB 1284, Cannabis Medical Solutions presently offers merchant payment solutions and its’ proprietary closed loop pre-paid stored value and loyalty card “MediPayment” as a unique cash alternative to licensed dispensaries for both operators and members of collectives. Cannabis Medical Solutions will seek to capitalize on this presently untapped and much needed solution, while managing and leveraging its’ merchant relationships with medical dispensaries and wellness centers as a vertical pipeline and distribution channel for edibles and nutraceutical product lines. Like California—which was the first to approve medical marijuana in 1996—Colorado's marijuana infrastructure and culture are well ahead of the other 14 states that followed them. Alaska, Hawaii, Maine, Michigan, Montana, Nevada, New Jersey, New Mexico, Oregon, Rhode Island, Vermont and Washington allow the practice, and are at various stages of the full licensing. Montana and Arizona are presently allowing the practice of medical marijuana care centers. Similar ballot measures or legislation allowing medical marijuana are pending in 14 other states this year: Alabama, Delaware, Illinois, Iowa, Kansas, Maryland, Massachusetts, Missouri, New York, North Carolina, Pennsylvania, South Dakota and Tennessee.

Medical marijuana is the most searched term on Google with over a million page views each month and Cannabis Medical Solutions is highly listed. We expect this sector to experience explosive growth, as recent momentum toward the legalization and tolerance of medical marijuana is now in effect within sixteen (16) states. Cannabis Medical Solutions has strategically placed itself as a well known partner to both legalized states and licensed professionals within the sector as the first public company which stands to directly benefit from the movement toward new legislation.

Cannabis Medical Solutions offers a complete line of merchant services for the medical marijuana dispensary business including, but not limited to, debit & credit card transaction processing, cash advance, gift/loyalty card programs and POS terminals through its’ private banking network. Unfortunately, the banking industry is far behind recent legislation for legalization, making it extremely difficult for medical marijuana dispensaries to operate with alternate payment solutions other than cash transactions. In some cities and states, it is virtually impossible for these businesses to even open a corporate banking account, let alone take credit cards due to FDIC insurance and federal laws. Our private banking network understands the business, and by working exclusively with private banking institutions, Cannabis Medical Solutions can streamline the application process and have any legal medical dispensary accepting credit cards within 5 business days, helping to eliminate the issues of theft, fraud and criminal activity often associated with cash only transactions.

Presently, Cannabis Medical Solutions provides merchant services to multiple dispensaries and businesses throughout California, Colorado and Montana, with new agreements for agents and additional dispensaries each month.

Proprietary Payment Technology- "MediPayment”

The Cannabis Medical Solutions prepaid patient card “ MediPayment” acts as a closed loop patient banking system that will soon prove itself to be the most secure and viable PCI compliant payment solution for medical marijuana dispensaries operating in licensed jurisdictions. The proprietary payment solution, acting as a prepaid medical card, has been designed to become the "PayPal" payment solution for this industry. MediPayment is a closed loop stored value and debit system allowing for card to card transactions between patients and dispensaries, virtually eliminating the need for cash and credit card transactions. Use of the MediPayment™ system is less expensive than an ATM transaction ($2.95 per transaction), credit cards and other loyalty card fees (ranging from 2.25% to 4% plus transaction fees, gateway fees), etc. The MediPayment system provides complete reporting, administrative functions, tracking of patient purchases, batching of licensing or state fees, marketing via text messaging and HTML emails to patients and bonus rewards. The system can be installed in minutes, provides unlimited reporting through live transactions, and virtually eliminates fraud and theft associated with cash only operations.

Cannabis Medical Solutions expects to begin installing the MediPayment™ system in Colorado, Montana and California dispensaries in April 2011 and estimates to have at least 15,000 to 40,000 patients on the system before year end. The fees and revenue to Cannabis Medical Solutions will be approximately $4.95 per patient per month and a .25 cent transaction fee. Cannabis Medical Solutions to seeks to make the MediPayment solution the most competitive alternative payment solution for the industry.

Cannabis Medical Solutions recently introduced its’ wholly owned web property www.CannabisXchange.com, as the first online medical marijuana patient registry and wellness care directory. CannabisXchange.com will allow registered and approved patients to register within their state through a geographically targeted and encrypted registration software platform, browse medication strains, and join a licensed collective online. Purchases of medication must be “in location”. The service for registered medical patients is free. Dispensaries, vendors and care centers will pay a monthly licensing and advertising fee for access to the platform, registration of their medical dispensary to the directory for patient searches and access to control medical strain listings, prescription alerts and information to their patient database. Listing fees will be priced at $599.00 annually or $69.99 dollars a month for each listing.

800 COMMERCE Inc., the wholly owned subsidiary of Cannabis Medical Solutions , (www.800commerce.com) including the Toll-Free Number 800-COMMERCE in designated metro areas, will be known as the first B2B and B2C social network business portal allowing business and client members to find and compare services and purchase all things commerce including turn-key merchant processing services for all major credit cards, web development, marketing, hosting services and branded prepaid debit cards/gift cards for businesses. The 800 commerce prepaid debit cards will target the unbankable population of over 60 million Americans.

The company will strive to nurture and supply the best practices, technology, resources and talent of technology partners and share them broadly to create value for our customers, shareholders, partners and employees. Although we have not generated any significant revenues for the year to date, we continue to explore new opportunities that will result in new revenue streams within the financial services sector catering to medical and health industries.

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

As of March 4, 2010 Commerce Online,Inc. changed its name to Cannabis Medical Solutions, Inc.

On March 8, 2010 the company completed the acquisition of 800 Commerce, Inc., a Florida Corporation. The company issued 1,000,000 shares of common stock for all the issued and outstanding stock of 800 Commerce, Inc. 800 Commerce, Inc. is a payment processing company with offices located in South Florida.

Corporate History

Cannabis Medical Solutions, Inc., (referred to hereafter as “CMSI,” or, the “Company”), was initially incorporated under the laws of the State of Delaware in February 1997 under the name Easy Street Online, Inc., as successor to each of Hobbes & Co., LLC ("Hobbes"), INET Communications Company, LLC ("INET") and Sara Girl & Co., LLC ("Sara Girl").

In August of 1997, the Company changed its name to Frontline Communications Corp. (“Frontline”) and operated as a regional Internet service provider ("ISP") providing Internet access, web hosting, website design, and related services to residential and small business customers throughout the Northeast United States and, through a network partnership agreement, Internet access to customers nationwide. Frontline traded on the American Stock Exchange under the symbol "FNT.

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

Employees

The Company’s team currently consists of three (3) employees and several independent contractors. Each management hire has been carefully selected to address immediate needs in particular functional areas, but also with consideration of the Company’s future needs during a period of expected rapid growth and expansion. Value is placed not only on outstanding credentials in specific areas of functional expertise, but also on cross-functionality, collegiality, a strong knowledge of content acquisition and distribution, along with hands-on experience in scaling operations from initial beta and development stage through successful commercial deployment

Industry Overview

The US credit card processing industry includes fewer than 500 companies with combined annual revenue under $10 billion. Major companies include First Data Corporation, Total System Services, Global Payments, and Bank of America's BA Merchant Services. The industry is highly concentrated : the top four companies account for 40 percent of industry revenues. The industry handles a high volume of transactions. First Data processes around 20 billion merchant transactions yearly; Total System Services, about 10 billion. First Data had 400 million card accounts from 1,400 credit card issuers in a recent year, and accounts with 4 million merchants.

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

Competitive Landscape

Demand is driven by consumer spending. The profitability of individual companies depends on efficient operations, as services are sold largely based on cost. Large companies have big economies of scale in processing and can provide more services; small companies can compete by specializing in industries and providing custom services. The business is highly automated and not capital-intensive.

1. Products & Services

Cannabis Medical Solutions, Inc. and 800 commerce Inc.’s electronic payment processing and additional services enables our merchants to accept all major credit cards as well as debit and ATM cards for payment whether you are a retail, service, mail-order or Internet merchant. As an industry leader we are dedicated to delivering comprehensive services from merchant account activation, gateway connections and product development.

ITEM 1A - Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K/A/A, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment.

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

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K/A for our fiscal period ending December 31, 2009 and 2010, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

ITEM 2. DESCRIPTION OF PROPERTY .

Our executive offices are located in Ashland, Oregon. The Company has additional offices located in Miami and Palm Gardens, Florida.

ITEM 3. LEGAL PROCEEDINGS .

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K/A.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting Companies

ITEM 8. FINANCIAL STATEMENTS

The audited financial statements of the Company required pursuant to this Item 8 are included in the Annual Report on Form 10-K/A, as a separate section commencing on page F-1 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has engaged the services of Mr. Malcolm L. Pollard, Inc. located at 4845 W Lake Rd., Erie PA 16505 as the Company’s Auditor, and has accepted the resignation of Mr. Larry O’Donnell, P.C. of Aurora, Colorado.

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

This annual report on Form 10-K/A does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K/A.

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

Cherish Adams , 35, formerly our CEO, was elected on May 29, 2008 to serve as our President and Director of Cannabis Medical Solutions, Inc. Contemporaneous with Cannabis Medical Solutions, Inc. Mrs. Adams received her Bachelor of Science Degree in Business Administration with a Concentration in Hotel, Restaurant, and Resort Management from the University of Southern Oregon, in Ashland, Oregon in 1997.

B. Michael Friedman, 45, CEO, brings a twenty year chronicle of success driving benchmark setting growth and expansion for globally focused Fortune 500, Turnaround, and Start-up Companies. Mr. Friedman’s financial experience includes private equity, mergers & acquisitions and financial consulting to over fifty publicly traded companies. Mr. Friedman has worked within the investment banking industry for Bear Stearns, The Millennium Opportunity Fund, and First Level Capital. He has degrees in Finance from the University of Florida.

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

						Long Term Compensation
	Annual Compensation		Other Annual			Restricted Stock Options/LTIP
Name	Title	Year	Salary	Bonus	Compensation	Awarded	SARs (#)	payouts ($)	All Other Compensation
Cherish Adams	President	2010	$0	0	0	0	0	0	0
Gotshalk		2009	0	0	0	0	0	0	0

2,850,000 shares of common stock issued to Kyle Gotshalk

7,850,000 shares of common stock issued to Cherish Adams

5,350,000 shares of common stock issued to B. Michael Friedman

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

	Number of	Percentage of
	Shares	Shares
Name and Address	Beneficially Owned (1)	Beneficially Owned (1)
B. Michael Friedman 4400 PGA BLVD, SUITE 900 Palm Beach Gardens, FL 33410	67,010,000	18.50%

Cherish Adams
100 Myer Creek Road	53,475,980	14.76%
Ashland, OR 97520

All directors and
executive officers as a group (2 persons)	120,485,980	33.26%

(1)	Based on a total of an aggregate of 362,102,240 shares of capital stock, consisting of 362,102,240 issued and outstanding shares of common stock and warrants to purchase -0- shares of common stock.

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

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-K/A for the Company's 2010 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K/A for its 2008 fiscal year for filing with the SEC.

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

(2) Filed herein.

(a) (3) EXHIBITS

The exhibits require to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K/A and authorized this registration statement to be signed on its behalf by the undersigned, on the 7th day of March, 2011.

Cannabis Medical Solutions, Inc.

/S/ Cherish Adams
Cherish Adams
(President)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cherish Adams	President	April 5, 2011
Name: Cherish Adams

PART F/S.  FINANCIAL STATEMENTS.

CANNABIS MEDICAL SOLUTIONS, INC.

MALCOLM L. POLLARD, Inc .

4845 W. LAKE ROAD, # 119

ERIE, PA 16505

(814)838-8258

FAX (814)838-8452

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 , the results of its operations, changes in stockholders’ equity, and its cash flows for the years ended December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting standards.

/s/ Malcolm L. Pollard, Inc.

Malcolm L. Pollard, Inc.

Erie, Pennsylvania

April 4, 2011

CANNABIS MEDICAL SOLUTIONS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$282	$1,508
Notes Receivable	121,182	-
Total Current Assets	121,464	1,508
Other Assets	122,364	112,364
TOTAL ASSETS	$243,827	113,872
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$57,668
Due to related party	-	82,286
Notes payable	-	7,316
Total Current Liabilities	-	147,270
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 500,000,000 shares authorized, 347,652,240 and 19,707,678, issued and outstanding at December 31, 2010 and December 31, 2009	3,476,522	197,076
Additional paid in capital	371,755	140,607
Dividends issued	(3,128,870)	-
Accumulated deficit	(475,580)	(371,081)
Total Stockholders' Equity	243,827	(33,398)
Total Liabilities & Stockholders’ Equity	$243,827	$113,872

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

See accompanying notes to the Consolidated Financial Statements

CANNABIS MEDICAL SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(104,499)	$(421,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for compensation and consulting services	—	377,150
Changes in operating assets and liabilities:
Increase/Decrease in:
Notes Receivable	(121,182)
Other Assets	(10,000)	(21,220)
Accounts payable and accrued expenses	(57,668)	(29,443)
Due to related party	(82,286)	-
Notes payable	(7,316)	-
Net Cash Used In Operating Activities	(382,951)	(95,361)
Cash Flows From Investing Activities
Fixed Assets Purchased	--	--
Net Cash Provided By Investing Activities	--	--
Cash Flows From Financing Activities
Issuance of dividends	(3,128,870)	-
Proceeds from Related Party	-	71,869
Proceeds from Warrant s	3,510,594	25,000
Net Cash Provided by Financing Activities	381,724	96,869

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,227)	1,508
CASH AND CASH EQUIVALENTS, BEGINNING	1,508	0

CASH AND CASH EQUIVALENTS, ENDING	$282	$1,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

See accompanying notes to the Consolidated Financial Statements

CANNABIS MEDICAL SOLUTIONS, INC.

STATEMENT OF CHANGES IN SHAREHOLDER EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2009 AND 2010

			Additional
	Common Stock		Paid in	Dividends	Retained	Total
	Quantity	Amount	Capital	Issued	Earnings	Equity

Balance at December 31, 2008	872,678	$ 197,076	$140,607	$ -	$ (371,081)	$ (33,398)

Stock Issued for Acquisition	16,195,000	16,195	-	-	-	16,195
Stock Issued for services and compensation	2,640,000	-	-	-	-	-
						-
Net Income	-	-	-	-	-	-

Balance at December 31, 2009	19,707,678	$ 213,271	$ 140,607	$ -	$ (371,081)	$ (17,203)

Stock Issued for services and compensation	15,057,546	134,381	231,148	-	-	365,529
Stock Issued for Dividends	312,887,016	3,128,870	-	(3,128,870)	-	0
Stock issued for services rendered	-	-	-	-	-	-

Net Income	-	-	-	-	(104,499)	(104,499)

Balance at December 31, 2010	347,652,240	$3,476,522	$ 371,755	$(3,128,870)	$ (475,580)	$ 243,827

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

CANNABIS MEDICAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CANNABIS MEDICAL SOLUTIONS, INC.

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

Kyle Gotshalk, 34 , was elected on January 2, 2009 to serve as an Officer and a Director and on January 3, 2009 to serve as CEO and Vice President of Commerce Online, Inc.

CANNABIS MEDICAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DEPARTURE OF DIRECTOR OR OFFICERS AND ELECTION OF DIRECTORS OR PRINCIPAL OFFICERS

Cherish Adams , 33, formerly our CEO, was elected on May 29, 2008 to serve as our President and Director of Commerce Online, Inc. Contemporaneous with Commerce Online Inc., beginning March 2005 through present.

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

NOTE 11 - SUBSEQUENT EVENTS

During the first quarter of 2011 the Company issued Common stock to vendors for outstanding payables and related parties for advances made. These agreements were approved in 2010 however the stock was issued in 2011. These transaction eliminate the entire accounts payable balance due and notes and/or advances due. The Company had no liabilities after these transactions. These transaction were agreed to in 2010 and shares issued in 2011

During the first quarter of 2011 the Company issued Common stock to vendors for outstanding payables and related parties for advances made. These transaction were agreed to in 2010 and shares issued in 2011