Form 10-Q
period 2011-03-31
CANNABIS MEDICAL SOLUTIONS, INC.
filed 2011-05-13
CIK 1040850

U.S. Securities and Exchange Commission

Washington, D.C. 20549

___________________

FORM 10-Q

____________________

              (Mark One)

X . Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011.

     . Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from N/A to N/A

____________________

Commission File No. 000-1321002

____________________

CANNABIS MEDICAL SOLUTIONS, INC.

(Name of small business issuer in its charter)

Delaware	20-8484256
(State or other	(I.R.S. Employer
jurisdiction of incorporation)	identification No.)

4400 PGA Blvd., Suite 900, Palm Beach Gardens, FL 33410

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). ). Yes      . No  X.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2011
Common stock, $0.01 par value	389,741,470

CANNABIS MEDICAL SOLUTIONS INC.

PART I – FINANCIAL STATEMENTS

CANNABIS MEDICAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
		(audited)

ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$1,125	$282
Notes Receivable	110,282	121,182
Total Current Assets	111,407	121,464

Other assets	122,364	122,364

TOTAL ASSETS	$233,770	$243,827

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES
Accounts Payable and accrued expenses	$20,000	$-
Notes Payable	-	-
Total liabilities	20,000	-

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 500,000,000 shares authorized 347,652,240 shares issued and outstanding at March 31, 2011 and December 31, 2010	3,476,522	3,476,522
Additional paid in capital	371,755	371,755
Dividends	(3,128,870)	(3,128,870)
Accumulated deficit	(505,637)	(475,580)
Total Stockholders' Equity	213,770	243,827
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$233,770	$243,827

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

CANNABIS MEDICAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	March 31,	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Revenue	$7,160	$2,277

Operating expenses:
Administrative expenses	37,217	20,866

Total operating expenses	37,217	20,866

Income (loss) from operations	(30,057)	(18,589)

Income (loss) before income taxes	(30,057)	(18,589)

Provision for income taxes	-	-

Net income (loss)	$(30,057)	$(18,589)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	134,947,563	21,013,527

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

CANNABIS MEDICAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,057)	$(18,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Common Stock Issued for services	--	12,544
Changes in operating assets and liabilities:
Increase in:
Notes Receivable	10,900
Accounts payable and accrued expenses	20,000	(2,277)
Net Cash Provided By (Used In) Operating Activities	843	(8,322)

Cash Flows From Investing Activities
Fixed Assets Purchased	--	--
Net Cash Provided By Investing Activities	--	--

Cash Flows From Financing Activities
Issuance of Common stock	--
Conversion of Note Payable to stock	--	7,316
Net Cash Provided by Financing Activities	--	7,316

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	843	(1,006)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	282	1,508
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,125	$502

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

CANNABIS MEDICAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  ORGANIZATION

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

As of March 4, 2010 Commerce Online, Inc. changed its name to Cannabis Medical Solutions, Inc.

March 8, 2010 the company completed the acquisition of 800 Commerce, Inc., and a Florida Corporation.  The company issued 1,000,000 shares of common stock for all the issued and outstanding stock of 800 Commerce, Inc.  800 Commerce, Inc. is a payment processing company with offices located in Florida and Tennessee.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through March 31, 2011.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the years ended December 31, 2010 and 2009.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the years ended December 31, 2010 and 2009 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the three months ended March 31, 2011, the Company did not grant any stock options.

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

In May 2008 the FASB issued FASB Staff Position (FSP) APB 14-1, “ Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  ” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.

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

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance on accounting for transfers of financial assets which removes the concept of a qualifying special-purpose entity (QSPE) and clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company adopted the new accounting guidance beginning January 1, 2010. This new accounting guidance did not have a significant impact on the Company’s financial position, cash flows or results of operations.

In June 2009, the FASB issued new accounting guidance which revises the approach to determining the primary beneficiary of a variable interest entity (VIE) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. The Company adopted the new accounting guidance beginning January 1, 2010. This new accounting guidance did not have a significant impact on the Company’s financial position, cash flows or results of operations.

In October 2009, the FASB issued authoritative guidance about the accounting for revenue contracts containing multiple elements, allowing the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and to eliminate the use of the residual method for allocation of deliverable elements. This guidance is effective for the Company beginning January 1, 2011. The Company does not expect that this standard will have a significant impact on its financial position or results of operations.

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

In December 2009, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R),   Share-Based Payment. The simplified method can be used after December 31, 2009 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2009, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we began calculating the expected option term based on our historical option exercise data. This change did not have a significant impact on the compensation expense recognized for stock options granted in 2008.

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The Company adopted the new accounting guidance beginning January 1, 2010. This update had no impact on the Company’s financial position, cash flows or results of operations.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). This ASU requires enhanced disclosures with disaggregated information regarding the credit quality of an entity’s financing receivables and its allowance for credit losses. The update also requires disclosure of credit quality indicators, past due information, and modifications of financing receivables. This ASU is effective for interim and annual reporting periods ending after December 15, 2010. The Company adopted this ASU beginning with its annual reporting period ended December 31, 2010. This new accounting guidance did not have a significant impact on the Company’s financial position, cash flows or results of operations.

In December 2010, the FASB issued a new standard addressing the disclosure of supplemental pro forma information for business combinations that occur during the current year.  The new standard requires public entities that present comparative financial statements to disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period.  The standard is effective for the Company as of January 1, 2011. The Company does not expect it will have a material impact on its financial position or results of operations.

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

NOTE 5- COMMON STOCK

During the first quarter of 2011 the Company issued Common stock to vendors for outstanding payables and related parties for advances made. These transaction were agreed to in 2010 and shares issued in 2011.

The common stock of the Company is held by 361 shareholders as of May 10, 2011.

NOTE 6 – INCOME TAXES

As of March 31, 2011, the Company had approximately $205,000 of U.S. federal and state net operating loss carry forwards available to offset future taxable income which begin expiring in 2026, if not utilized.  Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at March 31, 2011.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows:

March 31, 2010
Tax benefit computed at “expected” statutory rate	$(185,000)
State income taxes, net of benefit	(25,000)
Other permanent differences	-0-
Increase in valuation allowance	205,000
Net income tax benefit	$-

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

Effective May 2, 2011, Cannabis Medical Solutions Inc. issued a press release announcing changes in management and its board of directors. Cannabis Medical Solutions expects to continue to expand its Board of Directors over the next several months enhancing the Board’s capacity to provide strategic counsel, identify future management talent and assist the executive team in achieving the company’s operational and financial objectives. The Company will be aggressively advancing plans to expand our merchant services and the MediPayment patient card into the marketplace.

Effective January May 2, 2011 the Board accepted the resignation of Cherish Adams as President, Director and Secretary.

Appointment of B. Michael Friedman., as Chief Executive Officer and Director of Cannabis Medical Solutions Inc.

On May 2, 2011, Cannabis Medical Solutions Inc. (the “Company”) announced the appointment of B. Michael Friedman, as the Chief Executive Officer and Director of the Company, effective immediately.

Appointment of Erick Rodriguez., as President and Director of Cannabis Medical Solutions Inc.

On May 2, 2011, Cannabis Medical Solutions Inc. (the “Company”) announced the appointment of Erick Rodriguez, as the President of the Company, effective immediately.  Mr. Rodriguez will report to Mr. B. Michael Friedman, who continues to serve as the Chief Executive Officer of the Company following the appointment.

Appointment of Barry Hollander., as Chief Financial Officer and Director of Cannabis Medical Solutions Inc.

On May 2, 2011, Cannabis Medical Solutions Inc. (the “Company”) announced the appointment of Barry Hollander, as the Chief Financial Officer of the Company, effective immediately.  Mr. Hollander will report to Mr. B. Michael Friedman, who continues to serve as the Chief Executive Officer of the Company following the appointment.

With these changes, our management team and Board are as follows:

Name	Age	Principal Positions With Us
B.Michael Friedman	45	Chief Executive Officer
Erick Rodriguez	42	President and Director
Barry Hollander	54	Chief financial Officer

B. Michael Friedman-CEO brings to Cannabis Medical Solutions a 20+ Year Chronicle of Success Driving Benchmark-Setting Growth and Expansion for Globally Focused Fortune 100, Turnaround, and Start-Up Companies. He has proven himself as a Results-proven, growth oriented, globally focused leader with respected success in multiple industries and markets. Mr. Friedman has a proven track record in delivering exceptionally high shareholder returns and profitability, driving vision, and achieving critical strategic goals. He has been a valued contributor to key strategic acquisitions and highly successful joint ventures. Mr. Friedman has been profiled on two occasions in Florida Business Journal as leading entrepreneur and CEO in business start-ups, was a Featured Speaker at Nasdaq Stock Exchange and a guest speaker on nationally syndicated financial radio programs. Mr. Friedman brings investment banking experience and knowledge of the public markets as a past employee of Bear Sterns, and has achieved a business degree from a Florida state university.

Erick  Rodriguez, President and Secretary brings over 20 years experience in sales and marketing and brings a breadth of consumer-direct and B2B sales knowledge and success to CMSI.  Over the last 15 years, Erick has been on the forefront of several leading technologies including Health Care, Loyalty Platforms, Online Travel and e-Commerce.  Erick received his degree in Business Administration from the University of San Diego.

CANNABIS MEDICAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DEPARTURE OF DIRECTOR OR OFFICERS AND ELECTION OF DIRECTORS OR PRINCIPAL OFFICERS

(CONTINUED)

Most recently, Erick has been directing the sales and strategy for Fusion Care Systems, a health care technology company focusing on delivering solutions for Aging in Place and Disease Management.  Prior to helping found Fusion Care Systems, Erick was Vice President of Sales for FideliSoft.  While at FideliSoft, Erick was instrumental in securing the company’s largest loyalty client, Harrah’s Entertainment.  Prior to joining FideliSoft, Erick was involved in running several online travel companies including LasVegas.com and Key2Travel.  Erick was also instrumental in developing Travelscape which sold to Expedia and later became the core hotel product in Expedia’s market leading hotel merchant program.  Travelscape sold to Expedia in 2000 for $100 million.  Erick also held management roles with Sprint and Sabre, both fortune 500 companies.

Barry Hollander-CFO   has been the Chief financial officer of TECHS LOANSTAR, INC. (a publicly traded company) since February 2010 and for its predecessor ZenZuu USA, Inc. since its inception in June 2009.  Mr. Hollander has been the Chief Financial officer of ZZPartners, Inc from its inception (April 2008) through its merger with ZZUSA. Mr.  Hollander has been the Acting Chief Executive Officer of FastFunds Financial Corporation, a publicly traded company since January 2007.  Prior to becoming the Acting CEO of FastFunds, Mr. Hollander had been a financial consultant to FastFunds.  Mr. Hollander has been the chief financial officer of China Nuvo Solar Energy, Inc. a publicly traded company since May 2002.   Mr. Hollander has a BS degree from Fairleigh Dickinson University and passed the uniform certified public accountant exam.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q.

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

RESULTS OF OPERATIONS

 Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010

Sales increased from $2,277 for the three months ended March 31, 2010 to $7,160 for the three months ended March 31, 2011, primarily as a result of revenue from its LA Marketing subsidiary.

Selling, general and administrative expenses increased from $20,866 for the three months ended March 31, 2010 to $37,217 for the three months ended March 31, 2011 due to costs associated with the issuance of stock to officers and consultants for services in 2010.

Net loss decreased to $(30,057) for the three months ended March 31, 2011 from net loss of $(18,589) for the three months ended March 31, 2010, due to the above analysis of Income and Expenses.

Payments on the Note Receivable from Ender Company Assets, Inc. total $40,666, the remaining balance due the Company is $59,334, plus accrued interest.  The 2,000,000 shares of Common Stock and the 2,400,000 bonus shares, which will vest pari passu with each monthly payment received.  The last payment received by the Company on this Note was on August 26, 2010.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through March 31, 2011.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2011, our disclosure controls and procedures are ineffective. However as of the date of the filing of the Form 10Q management has implemented changes that it has determined will make it financial reporting process effective as of the date of this filing.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes during the period ended March 31, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2011.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The dividend share distribution was voted on by Security Holders during the period ended March 31, 2011.

ITEM 5. OTHER INFORMATION

The Company has issued Preferred Class A stock and filed a Certificate of Designation.  This action was a result of the Shareholder Purchase Agreement signed, April 12, 2011.

ITEM 6. EXHIBITS

Exhibits:

31.1

Certification of Chief Executive Officer, and Director Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1

Certification of Chief Executive Officer, and Director Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANNABIS MEDICAL SOLUTIONS, INC.

Date: May 10, 2011	By:/s/ B. Michael Friedman
B. Michael Friedman
CEO and Director