Form 10-Q
period 2011-06-30
MEDISWIPE INC.
filed 2011-08-19
CIK 1040850

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X  . Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011.

       . Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from N/A to N/A

Commission File No. 000-1321002

MEDISWIPE, INC

(Name of small business issuer in its charter)

Delaware	20-8484256
(State or other	(I.R.S. Employer
jurisdiction of incorporation)	identification No.)

4400 PGA Blvd., Suite 900, Palm Beach Gardens, FL 33410

(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number: (305) 396-9097

CANNABIS MEDICAL SOLUTIONS, INC.

(Former name , if changed since last report)

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes      . No   X  .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2011
Common stock, $0.01 par value	389,741,470

MEDISWIPE INC.

PART I – FINANCIAL STATEMENTS

MEDISWIPE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
		(audited)
ASSETS:

CURRENT ASSETS
Cash and cash equivalents	$3,775	$282
Notes Receivable	121,182	121,182
Total Current Assets	124,957	121,464

Other assets	136,334	122,364

TOTAL ASSETS	$261,291	$243,827

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES
Notes payable	$31,147	$-
Total liabilities	31,147	-

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 500,000,000 shares authorized 379,741,470 and 347,652,240 shares issued and outstanding at June 30, 2011 and December 31, 2010 respectively	3,797,414	3,476,522
Additional paid in capital	263,146	371,755
Dividends	(3,128,870)	(3,128,870)
Accumulated deficit	(701,546)	(475,580)
Total Stockholders' Equity	230,144	243,827
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$261,291	$243,827

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

MEDISWIPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$8,637	$12,910	$15,897	$15,187

Operating expenses:
Administrative expenses	228,565	86,254	241,862	107,120

Total operating expenses	228,565	86,254	241,862	107,120

Income (loss) from operations	(219,928)	(73,344)	(225,965)	(91,933)

Provision for income taxes	-	-	-	-

Net income (loss)	$(219,928)	$(73,344)	$(225,965)	$(91,933)

Basic and diluted income (loss) per share	$-	$-	$-	$-

Weighted average number of shares outstanding	369,141,716	134,947,563	379,070,858	77,980,545

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

MEDISWIPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(225,965)	$(91,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Common Stock Issued for services	212,000	59,400
Changes in operating assets and liabilities:

Notes Receivable		(102,028)
Other Assets	(13,689)	(10,000)
Accounts payable and accrued expenses	31,147	(2,277)
Net Cash Provided By (Used In) Operating Activities	3,493	(146,838)

Cash Flows From Investing Activities
Fixed Assets Purchased	-	-
Net Cash Provided By Investing Activities	-	-

Cash Flows From Financing Activities
Dividends Payable	-	(3,128,870)
Issuance of Common stock	-	3,286,414
Conversion of Note Payable to stock	-	7,316
Net Cash Provided by Financing Activities	-	164,860

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,493	18,022
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	282	1,508
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,775	$19,530

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

MEDISWIPE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  ORGANIZATION

Mediswipe, Inc., (referred to hereafter as “MWIP,” or, the “Company”), formerly Cannabis Medical Solutions, Inc., was initially incorporated under the laws of the State of Delaware in February 1997 under the name Easy Street Online, Inc., as successor to each of Hobbes & Co., LLC ("Hobbes"), INET Communications Company, LLC ("INET") and Sara Girl & Co., LLC ("Sara Girl").

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

MEDISWIPE, INC.

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

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of June 30, 2011 and December 31, 2010 this does not apply.

MEDISWIPE, INC.

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

MEDISWIPE, INC.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through June 30, 2011.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

MEDISWIPE, INC.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the three and six months ended June 30, 2011 and 2010 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the three and six months ended June 30, 2011, the Company did not grant any stock options.

MEDISWIPE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

ASU 2011-05 – Presentation of comprehensive income

ASU 2011-05 was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements.

All entities that report OCI items will be impacted by the changes in this ASU. The components of OCI have not changed, nor has the guidance on when OCI items are reclassified to net income; however, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments to ASC 220, Comprehensive Income, included in ASU 2011-05, Presentation of Comprehensive Income, are effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2011 (that is, the fiscal year beginning January 1, 2012 for calendar-year entities) for public entities and for interim and annual periods thereafter. The amended guidance must be applied retrospectively and early adoption is permitted.

MEDISWIPE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2011-04 – Amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs

The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•

The concepts of highest and best use and valuation premise are relevant only for measuring the fair value of nonfinancial assets and do not apply to financial assets and liabilities.

•

An entity should measure the fair value of an equity-classified financial instrument from the perspective of the market participant that holds the instrument as an asset.

•

An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•

Premiums or discounts related to the unit of account are appropriate when measuring fair value of an asset or liability if market participants would incorporate them into the measurement (for example, a control premium). However, premiums or discounts related to size as a characteristic of the reporting entity’s holding (that is, a “blockage factor”) should not be considered in a fair value measurement.

The amendments to ASC 820, Fair Value Measurement, included in ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, are effective prospectively for public entities for interim and annual periods beginning after December 15, 2011 (that is, the quarter ending March 31, 2012 for calendar-year entities). Early adoption is not permitted for public entities

ASU 2011-03 – Reconsideration of effective control for repurchase agreements

The amendments to ASC 860-10 included in ASU 2011-03, simplified the accounting for financial assets transferred under repurchase agreements (repos) and similar arrangements, by eliminating the transferor’s ability criteria from the assessment of effective control over those assets as well as the related implementation guidance.

Currently under ASC 860-10-40-24 a transferor must meet four criteria to maintain effective control of securities transferred in a repo and to therefore account for the transfer as a secured borrowing rather than a sale. One of these criteria states that the transferor must be able to either repurchase or redeem the transferred securities on substantially the agreed terms, even if the transferee is in default. This criterion is satisfied only if the transferor has cash or collateral sufficient to fund substantially the entire cost of purchasing replacement securities.

The amendments in ASU 2011-03 remove this criterion and related implementation guidance from the Codification, thereby reducing the criteria that transferors must satisfy to qualify for secured borrowing accounting and, as a result, likely reducing the number of transfers accounted for as sales.

MEDISWIPE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amendments to ASC 860-10, Transfers and Servicing, included in ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, are effective for both public and nonpublic entities prospectively for new transfers and existing transactions modified as of the first interim or annual period beginning on or after December 15, 2011 (that is, the fiscal year beginning January 1, 2012 for calendar-year entities). Early adoption is not permitted.

ASU 2011-02 - FASB amends creditor troubled debt restructuring guidance

This bulletin discusses ASU 2011-02, which was issued by the FASB to provide creditors with additional guidance in evaluating whether a restructuring of debt is a troubled debt restructuring. The new guidance does not amend the guidance for debtors. It is generally effective for public entities in the quarter ended September 30, 2011.

ASU 2011-01 - Troubled debt restructuring disclosures for public-entity creditors deferred

The FASB issued Accounting Standards Update (ASU) 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily defers the date when public-entity creditors are required to provide the new disclosures for troubled debt restructurings in ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The deferred effective date will coincide with the effective date for the clarified guidance about what constitutes a troubled debt restructuring, which the Board is currently deliberating. The clarified guidance is expected to apply for interim and annual periods ending after June 15, 2011.

When providing the new disclosures under ASU 2010-20, public entities would be required to retrospectively apply the clarified guidance on what constitutes a troubled debt restructuring to restructurings occurring on or after the beginning of the year in which the proposed clarified guidance is adopted.

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

MEDISWIPE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At February 1, 2011, the Company entered into a subscription agreement with an investor in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The Company issued and sold to the investor an aggregate of 3,850,000 shares of its common stock.  This issuance resulted in aggregate gross proceeds to the Company of $38,500.

On October 8, 2010 the Company issued Michael Friedman, our Chief Executive Officer, and a Director of the Company, 2,500,000 shares of the Company’s Common Stock in consideration for his services to the Company.  The Company recorded compensation expense of $50,000 based on the market trading value of the shares on the date of issuance.

On October 8, 2010 the Company issued Cherish Adams, our Former President, and a Director of the Company, 2,500,000 shares of the Company’s Common Stock in consideration for her services to the Company.  The Company recorded compensation expense of $50,000 based on the market trading value of the shares on the date of issuance.

On October 8, 2010 the Company issued Spur Sherwood a consultant for the Company, 600,000 shares of the Company’s Common Stock in consideration for their services to the Company.  The Company recorded consulting expense of $12,000 based on the market trading value of the shares on the date of issuance.

On February 1, 2011 the Company issued Michael Friedman, our Chief Executive Officer, and a Director of the Company, 2,500,000 shares of the Company’s Common Stock in consideration for his services to the Company.  The Company recorded compensation expense of $25,000 based on the market trading value of the shares on the date of issuance.

On February 1, 2011 the Company issued Cherish Adams, our President, and a Director of the Company, 2,500,000 shares of the Company’s Common Stock in consideration for her services to the Company.  The Company recorded compensation expense of $25,000 based on the market trading value of the shares on the date of issuance.

On February 28, 2011 the Company issued Piedmont Capital, 12,639,230 shares of the Company’s Common Stock in consideration for notes payable due to the Company. The note was reclassed to paid in capital at December 31, 2010 and the recording of common stock was recognized in 2011.

On March 1, 2011 the Company issued Charm City, a consultant for the Company 5,000,000 shares of the Company’s Common Stock in consideration for their services to the Company.  The Company recorded consulting expense of $50,000 based on the market trading value of the shares on the date of issuance.

MEDISWIPE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES

As of June 30, 2011, the Company had approximately $205,000 of U.S. federal and state net operating loss carry forwards available to offset future taxable income which begin expiring in 2026, if not utilized.  Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at June 30, 2011.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows:

JUNE 30, 2011

Tax benefit computed at “expected” statutory rate	$(235,000)
State income taxes, net of benefit	(25,000)
Other permanent differences	-0-
Increase in valuation allowance	260,000
Net income tax benefit	$-

In assessing the amount of deferred tax asset to be recognized, management considers whether it is more likely than not that some of the losses will be used in the future.  Management expects that they will not have benefit in the future. Accordingly, a full valuation allowance has been established.

NOTE 7 – CONTINGENCIES AND COMMITMENTS

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company, with the exception of the Stephen J. Cole-Hatchard Frontline/Provo matter. What does this matter involve

Employment Contracts

The Company has employment agreements with certain executive officers. These agreements may obligate the Company to a severance amount equal to one year’s compensation should an executive leave the Company under certain terms of the agreement.  The company will issue common stock in lieu of cash during year one of these agreements

NOTE 8-DEPARTURE OF DIRECTOR OR OFFICER AND ELECTION OF DIRECTORS OR OFFICERS –

Effective May 2, 2011, the Company issued a press release announcing changes in management and its board of directors. Cannabis Medical Solutions expects to continue to expand its Board of Directors over the next several months enhancing the Board’s capacity to provide strategic counsel, identify future management talent and assist the executive team in achieving the company’s operational and financial objectives. The Company’s business planis to expand our merchant services and the MediPayment patient card into the marketplace.

Effective January May 2, 2011 the Board accepted the resignation of Cherish Adams as President, Director and Secretary.

MEDISWIPE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 2, 2011, the Company announced the following appointments, effective that date. to its Officers and Directors:

B. Michael Friedman, Chief Executive Officer and Director

Erick Rodriguez, President

Barry Hollander, Chief Financial Officer

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

Erick  Rodriguez, President and Secretary brings over 20 years experience in sales and marketing and brings a breadth of consumer-direct and B2B sales knowledge and success to CMSI.  Over the last 15 years , Erick has been on the forefront of several leading technologies including  Health Care, Loyalty Platforms, Online Travel and e-Commerce.  Erick received his degree in Business Administration from the University of San Diego.

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

Barry Hollander-CFO   has been the Chief financial officer of TECHS LOANSTAR, INC. ( a publicly traded company) since February 2010 and for its predecessor ZenZuu USA, Inc. since its inception in June 2009.  Mr. Hollander has been the Chief Financial officer of ZZPartners, Inc from its inception (April 2008) through its merger with ZZUSA. Mr. Hollander has been the Acting Chief Executive Officer of FastFunds Financial Corporation, a publicly traded company since January 2007.  Prior to becoming the Acting CEO of FastFunds, Mr. Hollander had been a financial consultant to FastFunds.  Mr. Hollander has been the chief financial officer of China Nuvo Solar Energy, Inc. a publicly traded company since May 2002.   Mr. Hollander has a BS degree from Fairleigh Dickinson University and passed the uniform certified public accountant exam.

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

RESULTS OF OPERATIONS

 Three and Six Months Ended June 30, 2011, Compared to Three and Six Months Ended June 30, 2010

Sales increased from $12,910 for the three months ended June 30, 2010 to $8,637 for the three months ended June 30, 2011.

Selling, general and administrative expenses increased from $86,254 for the three months ended June 30, 2010 to $228,565 for the three months ended June 30, 2011 due to costs associated with the issuance of stock to officers and consultants for services in 2011 totaling $212,000.

Net loss increased to $219,928 for the three months ended June 30, 2011 from net loss of $73,344 for the three months ended June 30, 2010, due to the above analysis of Income and Expenses.

Sales increased from $15,187 for the six months ended June 30, 2010 to $15,897 for the six months ended June 30, 2011.

Selling, general and administrative expenses increased from $107,120 for the six months ended June 30, 2010 to $241,862 for the six months ended June 30, 2011 due to costs associated with the issuance of stock to officers and consultants for services in 2011 totaling $212,000.

Net loss increased to $225,965for the six months ended June 30, 2011 from a net loss of $91,933 for the six months ended June 30, 2010, due to the above analysis of Income and Expenses.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through June 30, 2011.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2011, our disclosure controls and procedures are ineffective. However as of the date of the filing of the Form 10Q management has implemented changes that it has determined will make it financial reporting process effective as of the date of this filing.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes during the period ended June 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2011.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The dividend share distribution was voted on by Security Holders during the period ended June 30, 2011.

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

CANNABIS MEDICAL SOLUTIONS, INC.

Date: August 18, 2011	By: /s/ B. Michael Friedman
B. Michael Friedman
CEO and Director