Form 10-Q
period 2011-09-30
MEDISWIPE INC.
filed 2011-11-18
CIK 1040850

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X  . Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011.

       . Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from N/A to N/A

Commission File No. 000-1321002

MEDISWIPE, INC

(Name of small business issuer in its charter)

Delaware	20-8484256
(State or other	(I.R.S. Employer
jurisdiction of incorporation)	identification No.)

1395 Brickell Avenue South, Suite 800, Miami FL.  33130

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes      . No   X  .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2011
Common stock, $0.01 par value	389,741,470

MEDISWIPE INC.

MEDISWIPE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$7,339	$282
Notes receivable	121,182	121,182
Deferred financing costs	2,435	-

Total current assets	130,956	121,464

Other assets	127,834	122,364

	$258,790	$243,827

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$1,029	$-
Notes payable, related parties	10,701	-
Debenture payable, net of discount of $24,352	648	-
Derivative liabilities (Notes 6 and 8)	30,613	-

Total current liabilities	42,991	-

Stockholders' equity deficiency
Common stock, $.01 par value; 500,000,000 shares authorized; 379,741,470 (2011) and 347,652,240 (2010) shares issued and outstanding
	3,797,414	3,476,522
Additional paid-in capital	283,146	371,755
Dividends	(3,128,870)	(3,128,870)
Accumulated deficit	(735,891)	(475,580)

Total stockholders' equity deficiency	215,799	243,827

	$258,790	$243,827

MEDISWIPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Fee revenue, net	$19,326	$10,530	$35,222	$25,717

Operating expenses:
Salaries including stock compensation costs	-	-	150,000	-
Consulting expenses	3,000	-	70,300	-
Professional fees	10,000	-	10,600	-
Other	34,302	13,435	58,265	120,555

Total operating expenses	47,302	13,435	289,165	120,555

Operating income (loss)	(27,976)	(2,905)	(253,943)	(94,838)

Other income (expense):
Interest expense	(755)	-	(755)	-
Derivative liability expense	(5,613)	-	(5,613)	-
Total other expense	(6,368)	-	(6,368)	-

Net loss	$(34,344)	$(2,905)	$(260,311)	$(94,838)

Net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - Basic and diluted
	379,741,470	134,947,653	373,100,200	77,980,545

MEDISWIPE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	2011	2010

Net cash used in operating activities	$(46,143)	$(172,307)

Cash flows from investing activities:
Repayments on notes and interest receivable	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Dividends payable	-	(3,128,870)
Issuance of common stock	20,000	3,296,607
Issuance of notes payable related parties	16,800	-
Repayments on notes payable, related parties	(6,100)	-
Issuance of debentures	25,000	-
Conversion of notes payable to stock	-	7,316
Payment of deferred financing costs	(2,500)	-
Net cash provided by financing activities	53,200	175,053

Net increase in cash and cash equivalents	7,057	2,746
Cash and cash equivalents, beginning	282	1,508

Cash and cash equivalents, ending	$7,339	$4,254

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Conversion of convertible debentures and accounts payable to common stock	$-	$-

Conversion of derivative liability to common stock	$-	$-

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

In March 2009, Provo changed its name to Ebenefits Direct, Inc., which, through its wholly-owned subsidiary, L.A. Marketing Plans, LLC, (“LAMP”),  engaged in the business of direct response marketing. LAMP markets and sells non-insurance healthcare programs designed to complement medical insurance products and to provide savings for those who cannot afford or qualify for traditional health insurance products.

On October 14, 2008, Ebenefits Direct, Inc. changed its name to Seraph Security, Inc. and continues to operate the LAMP business, and eCommerce a credit and debit card processing company.

On May 20, 2009, Seraph Security, Inc. changed its name to Commerce Online, Inc. to more accurately reflect its core business.

On March 4, 2010 Commerce Online, Inc. changed its name to Cannabis Medical Solutions, Inc.

March 8, 2010 the company completed the acquisition of 800 Commerce, Inc.,(“800 Commerce”) a Florida Corporation.  The company issued 1,000,000 shares of common stock for all the issued and outstanding stock of 800 Commerce, Inc.  800 Commerce, Inc. is a payment processing company with offices located in Florida and Tennessee. On October 10, 2011 800 Commerce amended their Articles of Incorporation, whereby the authorized shares of stock was increased to 100,000,000, comprised of 90,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock.

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

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of September 30, 2011 and December 31, 2010 this does not apply.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through September 30, 2011.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties related to income taxes  in the statement of operations for the three and nine months ended December 31, 2011 and 2010.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the three and nine months ended September 30, 2011 and 2010 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the three and nine months ended September 30, 2011, the Company did not grant any stock options.

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

MEDISWIPE, INC.

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

NOTE 5 – DEBENTURE PAYABLE

In September 2011, the Company entered into a note agreement with an institutional investor for the issuance of a convertible promissory note in the amounts of $25,000 (the “Note”).  Among other terms the Note is due nine months from its issuance date, bears interest at 8% per annum, payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion.  Upon the occurrence of an event of default, as defined in the Note, the Company is required to pay interest at 22% per annum and the holders may at their option declare the Note, together with accrued and unpaid interest, to be immediately due and payable.  In addition, the Note provides for adjustments for dividends payable other than is shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.  The Company may at its own option prepay the Note and must maintain sufficient authorized shares reserved for issuance under the Note.

We received net proceeds of $22,500 after debt issuance costs of $2,500 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the Note, and accordingly $65 has been expensed as debt issuance costs (included in interest expense) during the three and nine months ended September 30, 2011.

We have determined that the conversion feature of the Note represents an embedded derivative since the Note is convertible into a variable number of shares upon conversion.  Accordingly, the Note is not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.  Accordingly, the fair value of this derivative instrument has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the Note.  Such discount will be accreted from the date of issuance to the maturity dates of the Note.  The change in the fair value of the liability for derivative contracts will be recorded to other income or expenses in the consolidated statement of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the Note resulted in an initial debt discount of $25,000 and an initial loss on the valuation of derivative liabilities of $30,556 for a derivative liability initial balance of $55,556. The fair value of the Note was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
9/23/11	$55,556	9 months	$0.00225	$0.0069	141%	4.72%

MEDISWIPE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – DEBENTURE PAYABLE (CONTINUED)

At September 30, 2011, the Company revalued $25,000, the balance of the 2010 Convertible Note.  For the period from their issuance to September 30, 2011, the Company decreased the derivative liability of $55,556 by $24,943 resulting in a derivative liability balance of $30,613 at September 30, 2011.

The fair value of the Note was calculated at September 30, 2011 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatilty Percentage	Interest Rate
$30,613	9 months	$0.00245	141%	4.72%

NOTE 6- COMMON STOCK

During the first quarter of 2011 the Company issued Common stock to vendors for outstanding payables and related parties for advances made. These transaction were agreed to in 2010 and shares issued in 2011. The common stock of the Company is held by 361 shareholders as of November 15, 2011.

On October 8, 2010 the Company issued Michael Friedman, our Chief Executive Officer, and a Director of the Company, 2,500,000 shares of the Company’s Common Stock in consideration for his services to the Company.  The Company recorded the issuance of the shares and compensation expense of $50,000 based on the market trading value of the shares on the date of issuance.

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

At February 1, 2011, the Company entered into a subscription agreement with an investor in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The Company issued and sold to the investor an aggregate of 3,850,000 shares of its common stock.  This issuance resulted in aggregate gross proceeds to the Company of $20,000.

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

MEDISWIPE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES

As of September 30, 2011, the Company had approximately $205,000 of U.S. federal and state net operating loss carry forwards available to offset future taxable income which begin expiring in 2026, if not utilized.  Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at September 30, 2011.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows:

September 30, 2011
Tax benefit computed at “expected” statutory rate	$(235,000)
State income taxes, net of benefit	(25,000)
Other permanent differences	-0-
Increase in valuation allowance	260,000
Net income tax benefit	$-

In assessing the amount of deferred tax asset to be recognized, management considers whether it is more likely than not that some of the losses will be used in the future Management expects that they will not have benefit in the future. Accordingly, a full valuation allowance has been established.

NOTE 8 – CONTINGENCIES AND COMMITMENTS

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company, with the exception of the Stephen J. Cole-Hatchard Frontline/Provo matter.

Employment Contracts

The Company has employment agreements with certain executive officers. These agreements may obligate the Company to a severance amount equal to one year’s compensation should an executive leave the Company under certain terms of the agreement.  The company may issue common stock in lieu of cash during year one of these agreements.

NOTE 9 – DEPARTURE OF DIRECTOR OR OFFICER AND ELECTION OF DIRECTORS OR OFFICERS

Effective January May 2, 2011 the Board accepted the resignation of Cherish Adams as President, Director and Secretary.

On May 2, 2011, the Company announced the following appointments, effective that date. to its Officers and Directors:

B. Michael Friedman, Chief Executive Officer and Director

Erick Rodriguez, President

Barry Hollander, Chief Financial Officer

With these changes, our management team and Board are as follows:

Name	Age	Principal Positions With Us
B.Michael Friedman	45	Chief Executive Officer and Director
Erick Rodriguez	42	President and Director
Barry Hollander	54	Chief Financial Officer

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2011, Compared to Three and Nine Months Ended September 30, 2010

Sales increased from $10,530 for the three months ended September 30, 2010 to $19,326 for the three months ended September 30, 2011.

Selling, general and administrative expenses increased from $13,435 for the three months ended September 30, 2010 to $47,302 for the three months ended September 30, 2011.  The 2011 costs increased as a result of higher commissions on the increased revenues, as well as travel costs and consulting and professional fees.

Net loss increased to $33,344 for the three months ended September 30, 2011 from net loss of $2,905 for the three months ended September 30, 2010, due to the above analysis of Income and Expenses.

Sales increased from $25,717 for the nine months ended September 30, 2010 to $35,222 for the nine months ended September 30, 2011.

Selling, general and administrative expenses increased from $120,555 for the nine months ended September 30, 2010 to $289,165 for the nine months ended September 30, 2011 due to costs associated with the issuance of stock to officers and consultants for services in 2011 totaling $212,000.

Net loss increased to $260,311 for the nine months ended September 30, 2011 from a net loss of $94,838 for the nine months ended September 30, 2010, due to the above analysis of Income and Expenses.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through September 30, 2011.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2011, our disclosure controls and procedures are not effective.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•

Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to the extent possible given the limited personnel resources and technological infrastructure in place to perform the evaluation.  Based upon our management’s discussions with our auditors and other advisors, our CEO and CFO believe that, during the period covered by this report, such internal controls and procedures were not effective as described below.

We assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee: We do not have a functioning audit committee, resulting in lack of independent oversight in the establishment and monitoring of required internal controls and procedures.

We are committed to improving the internal controls and will (1) consider to use third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing additional outside directors and audit committee members in the future.

We have discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

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

ITEM 1A. RISK FACTORS

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes during the period ended September 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2011.

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

ITEM 6. EXHIBITS

Exhibits:

31.1

Certification of Chief Executive Officer, and Director Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2

Certification of Chief Financial Officer, and Director Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.1

Certification of Chief Executive Officer, and Director Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.2

Certification of Chief Financial Officer, and Director Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANNABIS MEDICAL SOLUTIONS, INC.

Date: November 18, 2011	By: /s/ B. Michael Friedman
B. Michael Friedman
CEO and Director