Form 10-K
period 2011-12-31
MEDISWIPE INC.
filed 2012-04-16
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  [X ]   . ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

        . TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-1321002

MEDISWIPE, INC.

 (Name of small business issuer in its charter)

Delaware	20-8484256
(State or other Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

477 South Rosemary Avenue Suite 202 West Palm Beach, Fl. 33401

(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number: (561) 296-6393

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value per share

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes      . No [ X] .

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes      . No [ X] .

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days:   Yes   [ X]  . No   .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No     [ X] NNot required for a smaller reporting company.

N

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the RegistrantÂ’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  [X] .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	[X] .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes      . No  [X] .

The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of June 30, 2011 was $2,008,900.  As of March 31, 2012, the Registrant had 374,741,470 shares of common stock, par value $0.01 per share, issued and outstanding.

Documents incorporated by reference: None

MEDISWIPE, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

PARPART I
ITEIITEM 1.	BUSINESS	5
ITEIITEM 1A.	RISK FACTORS	14
ITEIITEM 1B.	UNRESOLVED STAFF COMMENTS	17

ITEM 2.	PROPERTIES	18
ITEIITEM 3.	LEGAL PROCEEDINGS	19
ITEIITEM 4.	MINE SAFETY DISCLOSURES	19
PARPART II
ITEIITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	20
ITEIITEM 6.	SEL SELECTED FINANCIAL DATA	23
ITEIITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEIITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
ITEIITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	27
ITEIITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	28
ITEIITEM 9A.	CONTROLS AND PROCEDURES	28
ITEIITEM 9B.	OTHER INFORMATION	30
PARPART III
ITEIITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.	30
ITEIITEM 11.	EXECUTIVE COMPENSATION	33
ITEIITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	35
ITEIITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	38
ITEIITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	39
PARPART IV
ITEIITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	39
	SIGNATURES	40

CERTIFICATIONS
	Exhibit 31 – Management certification
	Exhibit 32 – Sarbanes-Oxley Act

Forward Looking Statements — Cautionary Language

Certain statements made in these documents and in other written or oral statements made by MediSwipe, Inc. or on MediSwipe, Inc’s behalf are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. MediSwipe, Inc. claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.  Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties may cause actual results to vary materially, some of which are described in this filing.  The risks included herein are not exhaustive. This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact MediSwipe Inc.'s business and financial performance. Moreover, MediSwipe, Inc. operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on MediSwipe, Inc.'s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, MediSwipe, Inc disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

PART I

ITEM 1.  BUSINESS.

Unless otherwise noted, references in this Form 10-K to “Seraph,” “Commerce Online, Inc.,” “Cannabis Medical Solutions” the “Company,” “we,” “our” or “us” means MediSwipe, Inc., a Delaware corporation.

(a) General Business Development

Corporate History

MediSwipe, Inc., (referred to hereafter as “MWIP,” or, the “Company”), was initially incorporated under the laws of the State of Delaware in February 1997 under the name Easy Street Online, Inc.

In July of 1997, the Company changed its name to Frontline Communications Corp. (“Frontline”) and operated as a regional Internet service provider ("ISP") providing Internet access, web hosting, website design, and related services to residential and small business customers throughout the Northeast United States and, through a network partnership agreement, Internet access to customers nationwide.

On April 3, 2003, we acquired Proyecciones y Ventas Organizadas, S.A. de C.V. ("Provo Mexico") and in December 2003 we changed our name to Provo International Inc.

In September 2008, Provo changed its name to Ebenefits Direct, Inc., which, through its wholly-owned subsidiary, L.A. Marketing Plans, LLC, engaged in the business of direct response marketing. The Company’s principal business was to market and sell non-insurance healthcare programs designed to complement medical insurance products and to provide savings for those who cannot afford or qualify for traditional health insurance products.

On October 14, 2008, Ebenefits Direct, Inc. changed its name to Seraph Security, Inc. (“Seraph”).

On April 25, 2009, Seraph acquired Commerce Online Technologies, Inc., a credit and debit card processing company.

On May 20, 2009, Seraph Security, Inc. changed its name to Commerce Online, Inc. to more accurately reflect its core business of merchant processing, and financial services.

As of March 4, 2010, Commerce Online, Inc. changed its name to Cannabis Medical Solutions, Inc. as a provider of merchant processing payment technologies for the medical marijuana and wellness sector.

On June 14, 2011, Cannabis Medical Solutions, Inc. changed its name to MediSwipe Inc. to further expand its merchant and mobile payment solutions to the overall health and wellness sector.

On March 8, 2010 the Company completed the acquisition of 800 Commerce, Inc., (“800 Commerce”) a Florida Corporation incorporated by the Company’s Chief Executive Officer. The company issued 10,000,000 shares of common stock to 800 Commerce for all the issued and outstanding stock of 800 Commerce, Inc.

In June 2010, 312,887,016 shares of common stock were issued as dividend shares (the “dividend”) to all existing shareholders of common stock of record.

(b) Financial information about segments.

Through December 31, 2011 we operated in only one business segment.

(c) Narrative Description of Business

MediSwipe (www.MediSwipe.com) offers a full spectrum of secure and reliable transaction processing and security solutions for the medical and healthcare industries, using traditional, Internet Point-of-Sale (POS), e-commerce and mobile (wireless) payment solutions. The Company additionally has developed a closed loop pre-paid patient stored value and loyalty card as a unique cash alternative to these regulated and e-commerce businesses specializing within the healthcare sector. The Company is headquartered in West Palm Beach, Florida.

800 Commerce (www.800commerce.com) is a payment processing company with offices located in West Palm Beach, Florida. 800 Commerce offers a full spectrum of secure and reliable transaction processing solutions using traditional, Internet Point of Sale (POS), e-commerce, social networks and mobile (wireless) solutions through our alliance partner network. Our electronic payment processing suite of services will enable clients to accept all major credit cards,  in store or online, debit and ATM cards and ACH check drafts for payment whether a retail, service, mail-order or Internet merchant. As an industry innovator, we are dedicated to delivering comprehensive services from merchant account activation, gateway connections and web development to a world-wide client base.

MediSwipe presently has three (3) specific revenue streams as a business model within the financial services for healthcare sector:

1.      Growing its merchant processing network of independent medical dispensaries and wellness centers by continuing to provide credit card and cash advance services to these businesses through 16 states.

2.      Expanding its proprietary MediPayment closed loop patient system as an alternative payment option and receiving fees from patients as card holders not wishing to pay cash or uses bank credit cards for these medicinal transactions.

3.      Creating vertical product lines through its’ merchant network of medical dispensaries and wellness centers across multiple states to include: private label nutracueticals, mobile payment solutions and social media applications related to patient care.

The Company generates revenues by charging fees for the electronic processing of payment transactions and related services. The Company charges certain merchants for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. The Company charges other merchant customers a flat fee per transaction, and may also charge miscellaneous fees to our customers, including fees for returns, monthly minimums, and other miscellaneous services. The Company operates solely in the United States as a single operating segment.

The Company’s card-based processing services enable merchants to process both traditional card-present, or "swipe," transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. A card-not-present transaction occurs whenever the customer does not physically present a payment card at the point-of-sale and may occur over the internet, mail, fax or telephone. The Company’s electronic payment processing may take place in a variety of forms and situations. For example, the Company’s capabilities allow merchants to have their customer service representatives take e-check or card payments from their consumers by telephone, and enable their consumers to make e-check or card payments directly through the use of a web site or by calling an Interactive Voice Response telephone system.

The Company also operates online payment processing services, gift and loyalty card program programs and prepaid debit cards for consumers through 800 Commerce Inc., our majority owned subsidiary, under the domain name www.800Commerce.com .. The Company offers MasterCard prepaid cards branded with corporations’ brands. The prepaid cards can be used for various applications including payroll, corporate incentives, employee incentives, and general use.  Some card programs can be reloaded with funds and others cannot.  In some cases, the cards can be used at Automatic Teller Machines to withdrawal cash. Each of these activities creates a fee opportunity for us and our affiliated banks and merchants.

Presently, the Company provides merchant services to approximately forty medical dispensaries and wellness centers throughout California and Colorado through our sponsor bank EMS. The Company has a number of additional merchants through FrontStream Payments and Pay Ventures in which we receive residuals from each merchant account each month. In order to provide payment-processing services for Visa, MasterCard and Discover transactions, the Company must be sponsored by a financial institution that is a principal member of the respective Visa, MasterCard and Discover card associations. The Company has agreements with several processors to provide to us, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. The Company also maintains a bank sponsorship agreement for our prepaid card programs.

Monthly revenues are derived through new existing merchant account residual payments paid to us via wire transfer or ACH each month by our three banking partners. The Company will seek to capitalize on this presently untapped marketplace and is in the unique position to access this distribution channel, by managing and leveraging its’ merchant relationships as a vertical pipeline and distribution channel for its’ nutraceutical product lines and social media applications for its growing patient database and clients.

Exclusive Banking and ISO for Merchant Processing

MediSwipe offers a complete line of merchant services for the healthcare sector including, Visa, MasterCard & merchant accounts, debit & credit card transaction processing, cash advance, gift/loyalty card programs and POS terminals through its’ private banking network. Unfortunately, the banking industry has not yet caught up with recent legislation for legalization, making it very difficult for medical dispensaries to operate with alternate payment solutions other than cash transactions. In some cities and states, it is virtually impossible for these businesses to even open a corporate banking account, let alone take Visa, MasterCard or American Express due to FDIC insurance and federal laws. Our private banking network understands the business, and by working exclusively with private banking institutions, MediSwipe can streamline the application process and have any legal medical dispensary accepting credit cards within 5 business days, helping to eliminate the issues of theft, fraud and criminal activity often associated with cash only transactions.

MediSwipe offers a full spectrum of transaction processing solutions to its’ clients using traditional, Internet point-of-sale, e-commerce, and mobile (wireless) terminals in conjunction with industry alliance partners. The company's alliances provide an electronic payment processing suite of services enabling merchants to accept various credit and debit cards, as well as ATM cards and ACH check drafts for payment of retail, service, mail-order, or Internet merchants. Presently, MediSwipe provides merchant services to approximately forty (40) dispensaries and businesses throughout California, Colorado and Montana

Proprietary Payment Technology

The MediPayment closed loop banking system will soon prove itself to be the most secure and viable PCI compliant payment solution for medical dispensaries operating in licensed jurisdictions throughout the U.S. The proprietary payment solution, acting as a prepaid insurance card on steroids, has been designed to become the "PayPal" payment solution for this industry. MediPayment is a closed loop stored value and debit system allowing for card to card transactions between patients and dispensaries, virtually eliminating the need for cash and credit card transactions. Use of the MediPayment system is less expensive than an ATM transaction ($2.95 per transaction), credit cards and other loyalty card fees (ranging from 2.25% plus transaction fees, gateway fees, etc.)

 Through partnerships with PayVentures, Card Platforms, EMS Bank, Palm Desert Bank, Front Stream, PayCloud and CommerceTel, the company has licensed and operates a proprietary “bank grade” electronic vault-based payment processing solutions. The proprietary merchant services and mobile payment platforms licensed and developed for 800 Commerce will allow us to connect merchants, both online and brick and mortar, with acquiring processors and banks.  The Payment Gateway provides certified processing of credit/debit card transactions, bill payment, money transfer, check signature verification, ACH, and a host of other payment services. We plan to market the Payment Gateway under the 800 Commerce network name. The   Payment Card Industry Data Security Standard, with which the Payment Gateway complies,  was developed by the major credit card companies as a guideline to help organizations that process card payments prevent credit card fraud, cracking and various other security vulnerabilities and threats. A company processing, storing, or transmitting payment card data must be PCI compliant or risk losing their ability to process credit card payments and being audited and/or fined. Merchants and payment card service providers must validate their compliance periodically.

The company will strive to nurture the best practices, technology and talent of technology partners and share them broadly to create value for our customers, shareholders, partners and employees. We have historically maintained a low-operating-cost philosophy and continue to plan to do so. We employ a small staff, occupy modest office space, and seek to use technology to reduce operating costs generally whenever possible. Although we have not generated any significant revenues for the year to date, we continue to explore opportunities that will result in new products and e-commerce platforms while creating our own online brands for new revenue streams.

800 Commerce including the Toll-Free Number 1-800-COMMERCE in designated metro areas, will be known as the first B2B and B2C social network business portal allowing business and client members to find and compare services and purchase all things commerce. Online services will include turn-key merchant processing for all major credit cards, web development, marketing, hosting and lead generation services. The key and essential value to 800Commerce.com is the online portal will be the first “certified” business directory and social network on the web. 800Commerce.com can certify all listed vendors within the business directory with a “gold seal” of approval due to the fact that the Company processes the merchant banking accounts, maintains the merchant credit history file for credit card processing, and can refund payment to any client or customer from our merchant directory in the case of dispute of products or services rendered.

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

 When it comes to consumer purchases, plastic is in, paper is out. Credit and debit cards, along with other electronic payment methods, are growing in popularity for their added convenience, greater security and ease of use compared to cash on-hand. Retailers must keep pace with these trends, while making sure to control costs and encourage sales by providing a range of electronic processing options. As a result the market for credit/debit card services is expected to grow from 49 Billion in 2006 to 85 billion in 2011. eCheck/ACH services are projected to rise from 13 Billion to 19 billion over the same time period. (Source: McKinsey & Co. Payments Practice; figures from 2010 are estimates.)

800 Commerce will work with our clients to set up merchant payment processing and to customize value-added programs that help drive customers to their door. Through our key strategic alliances with the largest names within the sector, we can provide competitive processing rates, while also offering the highest level of customer service and expertise available in the industry.

Products and Services

800 Commerce electronic payment processing and additional services enables our clients to accept all major credit cards as well as debit and ATM cards for payment whether you are a retail, service, mail-order or Internet merchant. As an industry leader we are dedicated to delivering comprehensive services from merchant account activation, gateway connections and product development.

The 800 Commerce Suite of e-Commerce Services Include:

•         Merchant Processing Customized Solutions

•         Private Label Gateway

•         Credit Card Acceptance

•         Debit/ATM Card Acceptance

•         Private Label Debit Card Issuance

•         Internet Processing

•         Gift, Payroll and Loyalty Cards

•         Check Services

•         Wireless/Mobile Payment Platforms

•         Web Development and consulting

•         ACH

Recurring Revenue Streams

The 800 Commerce Payment Network is marketed under reseller agreements with various ISOs (Independent Sales Organizations) and VARs (Value Added Resellers) selling our products and merchant services to end customers throughout the united States as well as internationally. 800 Commerce will continue to expand its’ suite of e-commerce services to merchants, retailers and financial institutions internationally. 800 COMMERCE will market its’ payment processing and mobile payment platforms through its online B2B portal and social network www.800commmerce.com and will sell access to our clients through private label agreements. The 800 Commerce processing Gateway may also be integrated with all processing terminals in the marketplace that require a payment gateway. All Internet merchants and certain brick and mortar merchants require a gateway to pass transactions from their customers’ use of a payment form to the acquiring bank/processor. The 800 Commerce Payment Network can also be re-branded as a “white label” payment solution to online clients and merchant retailers. This will allow clients to charge their client base under an individual brand name belonging to the client for customer recognition on credit card billing receipts. The 800 Commerce Online complete e-commerce solution is additionally built with a shopping cart emulator, which allows Internet merchants currently using other competitive Payment Gateways to integrate with the 800 Commerce Payment Solution in a quick and efficient manner without disruption of their online business. The shopping cart emulator can be integrated with the top 120 shopping cart systems currently used by Internet Merchants.

Target Markets

800 Commerce’s primary target markets include:

-Merchant Credit Card Acquisition

-Traditional brick and mortar merchant services

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

-Complete website development and branding

-Shopping Cart Integration

-White Label Payment Solutions

-Social Network and Lead Generation Services

Strategy and Implementation Summary

We will watch our results very carefully, believing that a potential business opportunity that exists is important. However, we will not pursue a business model if we cannot afford to be in that business. We will strategically focus on processing and e-commerce relationships within the travel, entertainment, gaming and online retail sectors for our payment processing and brands. Our business strategy is to quickly and aggressively pursue and expand in areas of success and market dominance that have not already been successfully penetrated by other businesses, or to provide services and solutions not presently offered by leading online providers.

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

Promotion and Marketing Strategy

The Company will sell its payment processing products through a direct sales team and online marketing campaigns that will also service our merchant network. The inside sales team will interact with customers, and supplement the outside sales team with the materials needed for a successful sales program. The Company will pursue an international expansion strategy, which will includes  partnerships in high-growth, online markets including the United States, China, Europe, South America, and Asia, and one of the first to operate a payment processing network operating and having the ability to exchange payments in multiple currencies.

Strengthen our Payment Processing Relationships

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

Expand Use of Alternative Sales and Marketing Channels

We intend to expand our use of alternative channels to market and sell our merchant services and wireless payment platforms. For example, we have partnered with EMS Bank,FrontStream Payments, Pay Cloud, SparkBase CommerceTel and Pay Ventures in the United States to sign merchants to our merchant processing services through their online advertising network of thousands of bricks and mortar and online business clients. Our own Internet sites, portals and online brands will enable us to market and sell our platforms directly to e-commerce subscribers. In addition, the third-party provider, such as a retailer or Internet portal, also generally retains a percentage of the purchase price of sales taking place through these alternative sales and marketing channels.

Expand Our Global Presence

We will continue to expand organically as well as pursue attractive acquisition opportunities, including other ISO’s, payment processors or related companies, both in the United States and abroad, to access additional merchant revenues, brands, technology and talent.

Competition

The online e-commerce and wireless market is highly competitive and characterized by frequent product introductions, platforms and new technologies. As demand for applications continues to increase, we expect new competitors to enter the market and existing competitors to allocate more resources to develop and market applications. As a result, we expect competition in the payment processing and wireless market to intensify. Our major competitors include First Data Corporation, Total System Services, Global Payments, Authorize.net and Bank of America's BA Merchant Services. The industry is highly concentrated the top four companies account for 40 percent of industry revenues. The industry handles a high volume of transactions. First Data processes around 20 billion merchant transactions yearly; Total System Services, about 10 billion. First Data had 400 million card accounts from 1,400 credit card issuers in a recent year, and accounts with 4 million merchants.

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

 As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  These requirements are extensive.  The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition.  The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

We may incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements.  We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.  This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.  We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

• Fluctuations in stock market price and volume

WE DO NOT INTEND TO PAY DIVIDENDS

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

Item 1B - Unresolved Staff Comments

None

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

ITEM 2. PROPERTIES .

Effective on December 1, 2011 the Company and its majority owned subsidiary entered into a two year agreement to rent executive office space in West Palm Beach, Florida. The lease automatically renews for 3 month periods unless terminated in writing 30 days prior to the then current end date by either party. Totaling approximately 1,200 square feet, the monthly rent is $2,500.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET PRICE AND DIVIDENDS ON THE  REGISTRANTS  COMMON EQUITY AND OTHER SHAREHOLDER MATTERS .

The Company’s common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers over The Counter Bulletin Board under the symbol “MWIP.”

(a) Market Information

The following table sets forth for the periods indicated the high and low bid quotations for our common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2011
First Quarter (January – March 2011)	$.015	$.009
Second Quarter (April – June 2011)	$.02	$.009
Third Quarter (July – September 2011)	$.013	$.004
Fourth Quarter (October – December 2011)	$.006	$.003

Fiscal Year 2010
First Quarter (January – March 2010)	$.022	$.01
Second Quarter (April – June 2010)	$.09	$.01
Third Quarter (July – September 2010)	$.035	$.015
Fourth Quarter (October – December 2010)	$.03	$.014

(b) Holders.

The number of record holders of our common stock as of April 1, 2012 was approximately 253 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held on street name or a nominee name with a brokerage firm or other fiduciary.

(c) Dividends

We did not declare any dividends for the year ended December 31, 2011. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

(d) Securities authorized for issuance under equity compensation plans.

None

Recent Sales of Unregistered Equity Securities

At February 1, 2011, the Company entered into a subscription agreement with an investor in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The Company issued and sold to the investor an aggregate of 3,850,000 shares of its common stock.  This issuance resulted in aggregate gross proceeds to the Company of $20,000.

On February 1, 2011 the Company issued B. Michael Friedman, our Chief Executive Officer, and a Director of the Company, 2,500,000 shares of the Company’s Common Stock in consideration for his services to the Company.  The Company recorded compensation expense of $25,000 based on the fair market value of the shares on the date of issuance.

On February 1, 2011 the Company issued Cherish Adams, our President, and a Director of the Company, 2,500,000 shares of the Company’s Common Stock in consideration for her services to the Company.  The Company recorded compensation expense of $25,000 based on the fair market value of the shares on the date of issuance.

On February 28, 2011 the Company issued Piedmont Capital (“Piedmont”) 12,639,230 shares of the Company’s Common Stock in consideration for notes payable due to Piedmont from the Company. The note was reclassed to paid in capital at December 31, 2010 and the recording of common stock was recognized in 2011.

On March 1, 2011 the Company issued Charm City, a consultant for the Company 5,000,000 shares of the Company’s Common Stock in consideration for their services to the Company.  The Company recorded consulting expense of $50,000 based on the fair market value of the shares on the date of issuance.

On April 1, 2011, the Company issued Cherish Adams, our President, and a Director of the Company, 2,500,000 shares of the Company’s Common Stock in consideration for her services to the Company.  The Company recorded compensation expense of $50,000 based on the fair market value of the shares on the date of issuance.

On April 1, 2011 the Company issued B. Michael Friedman, our Chief Executive Officer, and a Director of the Company, 2,500,000 shares of the Company’s Common Stock in consideration for his services to the Company.  The Company recorded compensation expense of $50,000 based on the fair market value of the shares on the date of issuance.

On April 1, 2011 the Company issued 600,000 shares of the Company’s common stock to a consultant. The Company recorded an expenses of $12,000 based upon the fair market value of the shares issued.

From June 1, 2011 through October 1, 2011 800 Commerce, INC. sold 155,000 shares of its common stock and issued 1,178,000 shares of its common stock to its officers as compensation

During the twelve months ended December 31, 2010, the Company issued shares to:

2,500,000 to Kyle Gotshalk and 2,500,000 to Cherish Adams for services rendered.

350,000 to Brad Hacker, 350,000 to Kyle Gotshalk, 350,000 to B. Michael Friedman and 350,000 to Cherish Adams all for services rendered.

4,400,000 - Ender Company Assets, Inc. ($100,000 Stock Purchase and Loan Agreement, of which $15,472 was received, management has determined that the balance is uncollectible and has been expensed as a bad debt for the year ended December 31, 2011).

1,000,000 - Charm City Consultants ($35,000 Stock Purchase and Loan Agreement of which $17,500 was received, management has determined that the balance is uncollectible and has been expensed as a bad debt for the year ended December 31, 2011).

940,000 - Spur Sherwood, LLC (Fees due for services rendered in the Ender/Charm City transactions)

312,887,016 dividend shares in June, 2010. The dividend shares were issued parapasue to all existing shareholders of the companies free trading and restricted common stock of record.

1,000,000 shares to 800 Commerce, Inc for acquiring 100% of the outstanding shares of common stock of 800 Commerce, Inc.

117,546 shares of common stock to Piedmont Partners for payment of a 2008 Convertible Note.

5,000,000 to B. Michael Friedman and 5,000,000 to Cherish Adams for Services rendered.

600,000 to Spur Sherwood, LLC (Final payment for services rendered)

5,000,000 to Charm City Consultants for payment as contracted for in a Consulting Agreement.

3,850,000 to Richard Maher (Stock Purchase and Loan Agreement).

We offered and sold the securities in reliance on an exemption from federal registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. We relied on this exemption and rule based on the fact that there were a limited number of investors, all of whom were accredited investors and (i) either alone or through a purchaser representative, had knowledge and experience in financial and business matters such that each was capable of evaluating the risks of the investment, and (ii) we had obtained subscription agreements from such investors indicating that they were purchasing for investment purposes only. The securities were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure contained herein does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as permitted by Rule 135c under the Securities Act.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2011 and 2010.

The independent auditors reports on our financial statements for the years ended December 31, 2011 and 2010 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 11 to the audited consolidated financial statements.

While our independent auditor has presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, they have raised a substantial doubt about our ability to continue as a going concern.

(a) Liquidity and Capital Resources.

For the year ended December 31, 2011, net cash used in operating activities was $99,927 compared to $293,349 for the year ended December 31, 2010. Net loss was $896,510 for the year ended December 31, 2011 compared to $104,499 for the year ended December 31, 2010. The net loss in the current period was impacted by (i) write off of bad debt of $243,546, (ii) $329,800 of stock based compensation, (iii) $100,000 related to a guaranty fee and (iv) $31,932 related to changes in the fair market value of derivative liabilities associated with convertible notes payable, the amortization of the initial discount on the convertible notes and amortization of deferred financing fees also related to the convertible promissory notes.

Net cash provided by financing activities for the year ended December 31, 2011 was $103,000 compared to $292,122 for the year ended December 31, 2010. For the year ended December 31, 2011 the Company received $75,000 from the issuance of convertible notes, $10,050 on the issuance of related party notes, $20,000 for the sale of the Company’s common stock and $15,500 for the sale of 800 Commerce, Inc. (the Company’s majority owned subsidiary) common stock. During the year ended December 31, 2011 the Company repaid $10,050 of related party notes payable and paid $7,500 of closing costs on the newly issued convertible notes.

For the year ended December 31, 2011, cash and cash equivalents increased by $3,073 compared to a decrease of $1,227 for the year ended December 31, 2010. Ending cash and cash equivalents at December 31, 2011 was $3,355 compared to $282 at December 31, 2010.

We have limited cash and cash equivalents on hand. We presently maintain our daily operations and capital needs through the receipts of our monthly account residuals. We will need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due. Sources available to us that we may utilize include the sale of unsecured convertible debentures from unaffiliated investors which may cause dilution to our stockholders. Additionally, our CEO has loaned the Company money in the past. The company expects to increase sales of additional merchant accounts over the course of this fiscal year and has received term sheets for additional credit facilities for working capital if needed.

(b) Results of Operations

Results of operations for the year ended December 31, 2011 vs. December 31, 2010

REVENUES

Total revenues for 2011 were $60,818 compared to $31,717 for 2010. Revenues increased for the year ended December 31, 2011 compared to 2010 as a result of additional merchant accounts.

OPERATING EXPENSES

Operating expenses were $924,301 for the year ended December 31, 2011 compared to $136,216 for 2010. The increase in operating expenses for the year ended December 31, 2011 was primarily attributable to the following: (i) write off of bad debt of $243,546, (ii) $329,800 of stock based compensation, (iii) $100,000 related to a guaranty fee and (iv) $114,739 of increases related to other general and administrative costs including management fees, consulting and professional fees, commissions and rent.

OTHER INCOME (EXPENSE)

Other expenses for the year ended December 31, 2011 was $33,027 and was comprised of $13,051 for the fair market value change in the derivative liability associated with convertible promissory notes and interest expense of $19,976. Included in interest expense is $17,288 related to the amortization of the initial discount on convertible promissory notes.

OFF BALANCE SHEET ARRANGEMENTS

None

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

The Company recognizes revenue during the month in which commissions are earned.

NONCONTROLLING INTEREST

On January 1, 2011, the Company adopted authoritative accounting guidance that requires the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished in the parent’s consolidated financial statements. The Company’s noncontrolling interest is now disclosed as a separate component of the Company’s consolidated equity on the balance sheets. Earnings and other comprehensive income are separately attributed to both the controlling and noncontrolling interests.  Earnings per share is calculated based on net income attributable to the Company’s controlling interest.

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

ACCOUNTS RECEIVABLE

The Company records accounts receivable from amounts due from its processors. The Company charges certain merchants for processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. The Company charges other merchant customers a flat fee per transaction, and may also charge miscellaneous fees to our customers, including fees for returns, monthly minimums, and other miscellaneous services. All the charges and collections thereon flow through our processors who then remit the fee due the Company within the month following the actual charges.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

We evaluate long-lived assets and identifiable intangible assets with finite useful lives in accordance with ASC 350-30 and ASC 360 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), and accordingly, management reviews our long-lived assets and identifiable intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We recognize an impairment loss when the sum of the future undiscounted net cash flows expected to be realized from the asset is less than its carrying amount. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Considerable judgment is necessary to estimate the fair value of the assets and accordingly, actual results could vary significantly from such estimates. Our most significant estimates and judgments relating to the long-lived asset impairments include the timing and amount of projected future cash flows.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting Companies

ITEM 8.  FINANCIAL STATEMENTS

The audited financial statements of the Company required pursuant to this Item 8 are included in the Annual Report on Form 10-K, as a separate section commencing on page F-1 and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

For the year ended December 31, 2010 the Company had engaged the services of Mr. Malcolm L. Pollard, Inc. located at 4845 W Lake Rd., Erie PA 16505 as the Company’s auditor. On March 22, 2012, the Company dismissed Pollard and the Board of Directors engaged D. Brooks and Associates CPA's, P.A. to be the Company’s independent auditor for the year ended December 31, 2011.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2011 disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2011 as described below.

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) (b) Identification of directors and executive officers.

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors:

Name	Age	Positions Held and Tenure
B. Michael Friedman	45	Chief Executive Officer, Director
Eric Rodriguez	45	President and Director
Barry Hollander	54	Chief Financial Officer

(c) Identification of significant employees.

None

(d) Identification of family relationships

None

(e)Business experience

B. Michael Friedman, Chief Executive Officer. Mr. Friedman specializes in private equity, mergers & acquisitions and financial consulting to publicly traded companies and start-up deals. Mr. Friedman’s companies  presently represent an umbrella of accounting, legal and financial services for public markets . Mr. Friedman has strategic funding alliances with Maxim group, MidTown Partners, Spencer Edwards, Iroquois Capital, and Divine Capital.  Mr. Friedman received his Bachelor of Science (BS) in Marketing and Management in 1986 from the University of Florida, in Gainesville, Florida.

Erick  Rodriguez, President and Secretary since April 12, 2011, brings over 20 years experience in sales and marketing and brings a breadth of consumer-direct and B2B sales knowledge and success to CMSI.  Over the last 15 years , Erick has been on the forefront of several leading technologies including  Health Care, Loyalty Platforms, Online Travel and e-Commerce.  Erick received his degree in Business Administration from the University of San Diego.

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

Barry S. Hollander, Chief Financial Officer. Mr. Hollander has been the CFO of the Registrant since April 12, 2011. Mr. Hollander is also the CFO of SurgLIne INrernational, Inc. (formerly China Nuvo Solar Energy, Inc.), a publicly traded Company, since 2002. Simultaneously therewith, Mr. Hollander is the Chief Financial Officer of Techs Loanstar, Inc., a publicly traded Company, since February 2010 when it merged with ZZUSA. Mr. Hollander was the Chief Financial Officer of ZZUSA since its inception in June 2009 and the Chief Financial Officer of ZZPartners, Inc. from its inception (April 2008) through its merger with ZZUSA. Mr. Hollander has been the acting Chief Executive Officer of FastFunds Financial Corporation, a publicly traded company with limited business operations, since January 2007. From 1994 to 1999, Mr. Hollander was the chief financial officer of California Pro Sports, Inc., an in-line skate importer, marketer and distributor.

(f) Involvement in certain legal proceedings

None

(g) Promoters and control persons

None

Code of Ethics

We adopted a Code of Ethics for Senior Financial Management to promote honest and ethical conduct and to deter wrongdoing. This Code applies to our Chief Executive Officer, Chief Financial Officer, controller, principal accounting officer and other employees performing similar functions. The obligations of the Code of Ethics supplement, but do not replace, any other code of conduct or ethics policy applicable to our employees generally.

Under the Code of Ethics, all members of the senior financial management shall:

•         Act honestly and ethically in the performance of their duties at our company,

•         Avoid actual or apparent conflicts of interest between personal and professional relationships,

•         Provide full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications by our company,

•         Comply with rules and regulations of federal, state and local governments and other private and public regulatory agencies that affect the conduct of our business and our financial reporting,

•         Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing the member's independent judgment to be subordinated,

•         Respect the confidentiality of information acquired in the course of work, except when authorized or legally obtained to disclosure such information,

•         Share knowledge and maintain skills relevant to carrying out the member's duties within our company,

•         Proactively promote ethical behavior as a responsible partner among peers and colleagues in the work environment and community,

•         Achieve responsible use of and control over all assets and resources of our company entrusted to the member, and

•         Promptly bring to the attention of the Chief Executive Officer any information concerning (a) significant deficiencies in the design or operating of internal controls which could adversely to record, process, summarize and report financial date or (b) any fraud, whether or not material, that involves management or other employees who have a significant role in our financial reporting or internal controls.

.

Corporate Governance

There have been no material changes to procedures by which security holders may recommend nominees to our board of directors.

We currently have no standing audit or nominating committees of our board of directors. Our entire board of directors currently performs these functions. While we currently have no standing audit or nominating committee, we have determined that Mr. Friedman would be considered an audit committee financial expert.

Director Independence

Our board of directors currently has two directors and has no standing sub-committees at this time due to the associated expenses and the small size of our board. We are not currently listed on a national securities exchange that has requirements that a majority of the board of directors be independent.

In performing the functions of the audit committee, our board oversees our accounting and financial reporting process. In this function, our board performs several functions. Our board, among other duties, evaluates and assesses the qualifications of the Company’s independent auditors; determines whether to retain or terminate the existing independent auditors; meets with the independent auditors and financial management of the Company to review the scope of the proposed audit and audit procedures on an annual basis; reviews and approves the retention of independent auditors for any non-audit services; reviews the independence of the independent auditors; reviews with the independent auditors and with the Company’s financial accounting personnel the adequacy and effectiveness of accounting and financial controls and considers recommendations for improvement of such controls; reviews the financial statements to be included in our annual and quarterly reports filed with the Securities and Exchange Commission; and discusses with the Company’s management and the independent auditors the results of the annual audit and the results of our quarterly financial statements. While we do not currently have a standing compensation committee, our non-employee director considers executive officer compensation, and our entire board participates in the consideration of director compensation. Our non-employee board members oversee our compensation policies, plans and programs. Our non-employee board members further review and approve corporate performance goals and objectives relevant to the compensation of our executive officers; review the compensation and other terms of employment of our Chief Executive Officer and our other executive officers; and administer our equity incentive and stock option plans. Each of our directors participates in the consideration of director nominees. In addition to nominees recommended by directors, our board will consider nominees recommended by shareholders if submitted in writing to our secretary. Our board believes that any candidate for director, whether recommended by shareholders or by the board, should be considered on the basis of all factors relevant to our needs and the credentials of the candidate at the time the candidate is proposed. Such factors include relevant business and industry experience and demonstrated character and judgment.

.

ITEM 11  EXECUTIVE COMPENSATION.

(a) General

The following tables set forth all of the compensation awarded to, earned by or paid to:

In Table (1): (i) each individual serving as our principal executive officer during the fiscal years ended December 31, 2011 and 2010; (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2011 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year.

(c) Summary compensation tables.

Table 1. Summary Compensation of Executive Officers

Name & Principal Position	Year	Salary (1)		Bonus	Restricted Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
B. Michael Friedman	2011	$95,093		$-	$125,000	-	$-	$-	$225,093
Chief Executive Officer	2010	$-		$-	50,000	-	$-	$-	$50,000

Barry Hollander	2011	$7,500		-	17,800	-	-	-	$25,300
Chief Financial Officer	2010	$-		-	-	-	-	-	$-

Erick Rodriguez	2011	$1,500		-	-	-	-	-	$1,500
President	2010	$-		-	-	-	-	-	$-

Cherish Adams	2011	$-	-	-	25,000	-	-	-	$25,000
Chief Financial Officer	2010	$-	-	-	50,000	-	-	-	$50,000

(1)   Includes $90,000 owed to our CEO of deferred compensation authorized by the Board of Directors of the Company.

(2)   Please see narrative description below of stock issuances included in “Restricted Stock Awards” above.

(e) Narrative disclosure to summary compensation table.

There are no written agreements with respect to the employment of any of our executive officers.

On February 1, 2011 the Company issued B. Michael Friedman, our Chief Executive Officer, 2,500,000 shares of the Company’s Common Stock in lieu of salary, in consideration for his services to the Company.  The Company recorded compensation expense of $25,000 based on the fair market value of the shares on the date of issuance.

On October 1, 2011, 800 Commerce, Inc, (the Company’s majority owned subsidiary) issued 1,000,000 shares of its common stock to Mr. Friedman, in lieu of salary. The shares were valued at $0.10 per share, the price of a private placement that 800 Commerce, Inc. sold common stock.

On October 6, 2010 the Company issued B. Michael Friedman, our Chief Executive Officer, 2,500,000 shares of the Company’s Common Stock in consideration for his services to the Company.  The Company recorded compensation expense of $50,000 based on the fair market value of the shares on the date of issuance.

On February 1, 2011 the Company issued Cherish Adams, then our Chief Financial Officer, 2,500,000 shares of the Company’s Common Stock in lieu of salary, in consideration for his services to the Company.  The Company recorded compensation expense of $25,000 based on the fair market value of the shares on the date of issuance.

On October 6, 2010 the Company issued Cherish Adams, then our Chief Financial Officer, 2,500,000 shares of the Company’s Common Stock in consideration for his services to the Company.  The Company recorded compensation expense of $50,000 based on the fair market value of the shares on the date of issuance.

On October 1, 2011, 800 Commerce, Inc, (the Company’s majority owned subsidiary) issued 178,000 shares of its common stock to Mr. Hollander, in lieu of salary. The shares were valued at $0.10 per share, the price of a private placement that 800 Commerce, Inc. sold common stock.

(f) Outstanding equity awards at fiscal year end table.

None.

(d) Securities authorized for issuance under equity compensation plans.

.

None.

(k) Compensation of directors.

We do not pay fees to our directors for attendance at meetings of the board; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

(q) Additional narrative disclosure.

We currently have no retirement plans or similar benefits for our officers. We also have no contracts or agreements with our officers for payments that may result neither from their resignation, retirement, or other termination, nor in the event of a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security ownership of certain beneficial owners.

(b) Security ownership of management.

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of March 31, 2012 by: (1) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock; (2) each of the named executive officers as defined in Item 402(a)(3); (3) each of the Company’s directors; and (4) all of the Company’s named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

	Number of	Percentage of
	Shares	Shares
Name and Address	Beneficially Owned (1)	Beneficially Owned (1)

B. Michael Friedman 477 South Rosemary Ave., Suite 203 West Palm Beach, FL 33401	72,150,000	19.30%

Erick Rodriguez
477 South Rosemary Ave. Suite 203	-	-%
West Palm Beach, FL. 33401

Barry Hollander 477 South Rosemary Ave. Suite 203 West Palm Beach, FL. 33401	2,000,000.5%

Ender Company Assets
24 De Castro Street
Tortola VG110	44,000,000	11.7%

All directors and
executive officers as	74,150,000	19.8%
a group (2 persons)

(1)	Based on a total of an aggregate of 374,741,470 shares of common stock outstanding

Changes in Control

There were no significant changes in control for the period ending December 31, 2011.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 500,000,000 shares of common stock, par value $ .01 and 1,000,000 shares of Series A Preferred Stock, par value $0.01.

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

Preferred Stock

In April 2011, the Company authorized 1,000,000 shares of Series A Preferred Stock. Pursuant to the Certificate of Designation the Series A Preferred Stock entitles the holder of the Series A Preferred Stock to vote on all shareholder matters 66-2/3% of the total vote. The holder also has the right to convert the preferred shares to 51% of the issued and outstanding common stock of the Company following such conversion. The Series A Preferred Stock, with respect to distributions upon liquidation, dissolution or winding up, ranks senior to the Common Stock of the Company. The holders of the Series A Preferred Stock are entitled to a liquidation preference of $0.50 per share. As of December 31, 2011 there are no shares of Series A Preferred Stock outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a)                Transactions with related persons.

Officer advances and repayments

During the year ended December 31, 2011, our Chief Executive Officer (“CEO”) loaned or advanced the Company $10,050. As of December 31, 2011 the Company had repaid $10,050 and there was no balance due as of December 31, 2011.

Management fees

During the year ended December 31, 2011 the Company paid management fees of $3,151 to B. Michael Friedman (CEO) and $7,500 to Barry Hollander, our Chief Financial Officer (“CFO”). Additionally the Company has agreed to annual compensation of $90,000 for ITS CEO and accordingly has expensed such amount for the year ended December 31, 2011, which is included in accrued liabilities, related parties on the December 31, 2011 balance sheet. 800 Commerce, the Company’s majority owned subsidiary issued 1,000,000 shares of its common stock to our CEO and 178,000 shares of its common stock to our CFO. The shares were valued at $0.10 per share, the price of the common stock sold in the 800 Commerce private placements. Accordingly, 800 Commerce recorded stock compensation expense of $117,800 for the year ended December 31, 2011.

Agreements with prior management

In December 2011 the Company issued a $50,000 convertible promissory note as part of a guaranty fee due to a Company that is affiliated with a former officer of the Company. Terms of the note include an eight percent per annum interest rate and the note matures on the one year anniversary on December 20, 2012. Additionally, the holder of the Note has the right to convert the note into shares of common stock of the Company at a conversion price equal to eighty percent (80%) of the lowest closing bid price of the common stock within five (5) days of the conversion.

The Company has agreed to pay an additional $50,000 in common stock, which is included in accounts payable and accrued expenses on the December 31, 2011 balance sheet.

Acquisition of 800 Commerce

On March 8, 2010 the Company completed the acquisition of 800 Commerce, Inc., (“800 Commerce”) a Florida Corporation, incorporated by the Company’s CEO in 2010.  The company issued to 800 Commerce 10,000,000 shares of common stock for all the issued and outstanding stock of 800 Commerce, Inc.

  Investor Relations

The Company paid fees totaling $11,100 for investor relations services provided by an entity that is owned by the Company’s CEO.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services billed for the fiscal year ended December 31, 2011 and 2010 were $4,000 and $11,250 respectively and consisted of (i) audit of the Company’s annual financial statements; (ii) reviews of the Company’s quarterly financial statements; (iii) consultations on financial accounting and reporting matters arising during the course of the audit and reviews.

Audit-Related Fees

There were no other aggregated fees billed in the fiscal years ended December 31, 2011 and 2010 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of the financial statements that were not reported above.

Tax Fees

Fees billed in the fiscal year ended December 31, 2011 and 2010 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 and $1,000 respectively.

All Other Fees

There were no other fees billed in the fiscal year ended December 31, 2011 and 2010 for any other services.

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

(2)  Filed herein.

(a)     EXHIBITS

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 16th day of April, 2012.

Mediswipe, Inc.

/S/ B. Michael Friedman
B. Michael Friedman
Chief Executive Officer

/S/ Barry Hollander
Barry Hollander
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Erick Rodriguez
Erick Rodriguez	Director	April 16, 2012

/s/ B. Michael Friedman	Director	April 16, 2012
B. Michael Friedman

MEDISWIPE, INC
FOR THE YEARS ENDED DECEMBER 31,2011 AND 2010
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of independent Registered Public Accounting Firm	F-2 - F-3
Consolidated financial statements:
Consolidated balance sheet	F-4
Consolidated statements of operations	F-5
Consolidated statements of changes in stockholders' deficit	F-6
Consolidated statements of cash flows	F-7
Notes to consolidated financial statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mediswipe, Inc.

We have audited the accompanying balance sheet of Mediswipe, Inc. as of December 31, 2011, and the related statements of income, stockholders’ equity, and cash flows for the year then ended. Mediswipe, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mediswipe, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 11 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.

West Palm Beach, Florida

April 16, 2012

“The following report is a copy of a previously issued audit report dated April 4, 2011 and the predecessor auditor has not reissued the report”

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

/s/ Malcolm L. Pollard, Inc.

Malcolm L. Pollard, Inc.

Erie, Pennsylvania

April 4, 2011

MEDISWIPE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS

Current Assets:
Cash and cash equivalents	$3,355	$282
Accounts receivable	6,028
Notes receivable	-	121,182
Deferred financing costs	5,907	-
Prepaid assets	5,000	-
Total current assets	20,290	121,464

Other Assets	-	122,364

	$20,290	$243,827

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued expenses	$62,051	$-
Deferred compensation	90,000	-
Convertible debt, net of discounts of $94,477	30,523	-
Derivative liabilities	124,816	-

Total current liabilities	307,390	-

Stockholders' Equity (Deficiency):
Series A Convertible Preferred stock, $0.01 par value; 1,000,000 shares authorized	-	-
Common stock, $.01 par value; 500,000,000 shares authorized; 374,741,470 (2011)
and 347,652,240 (2010) shares issued and outstanding	3,747,414	3,476,522
Additional paid-in capital	466,446	371,755
Accumulated deficit	(4,436,129)	(3,604,450)

Total company stockholders' equity (deficiency)	(222,269)	243,827
Less noncontrolling interest	(64,831)	-
Total equity (defeciency)	(287,100)	243,827

	$20,290	$243,827

See Notes to consolidated financial statements

MEDISWIPE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Fee revenue, net	$60,818	$31,717

Operating Expenses:
Administrative and management fees, including stock compensation expense
of $329,800 and $0, respectively	441,468	-
Consulting expenses	9,800	-
Professional fees	25,268	-
Commissions	31,721	-
Rent and other occupancy costs	19,831	-
Bad debt expense	243,546	-
Guaranty fee	100,000	-
Other general and administrative expenses	52,667	136,216

Total operating expenses	924,301	136,216

Operating loss	(863,483)	(104,499)

Other Expense:
Interest expense	(19,976)	-
Derivative liability expense	(13,051)	-
Total other expense	(33,027)	-

Net loss	(896,510)	(104,499)
Less: net loss attributable to noncontrolling interest	64,831	-

Net loss attributable to Mediswipe, Inc.	$(831,679)	$(104,499)

Basic and diluted loss attributable to Mediswipe, Inc.
common shareholders, per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	374,778,763	183,679,959

 See Notes to consolidated financial statements

MEDISWIPE, INC

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

YEARS ENDED DECEMBER 31, 2011 AND 2011

			Additional			Total
	Common stock		Paid-in	Noncontolling	Accumulated	Stockholders'
	Shares	Amount	Capital	Interest	Deficit	Equity (Deficiency)
Balances, January 1, 2010	19,707,678	$213,271	$140,607	$-	$(371,081)	$(17,203)

Common stock issued for services and compensation	15,057,546	134,381	231,148	-	-	365,529

Common stock issued for dividend	312,887,016	3,128,870	-	-	(3,128,870)	-

Net loss	-	-	-	-	(104,499)	(104,499)

Balances, December 31, 2010	347,652,240	3,476,522	371,755	-	(3,604,450)	$243,827

Common stock issued for cash	3,850,000	38,500	(18,500)	-	-	20,000

Common stock issued for services	15,600,000	156,000	56,000	-	-	212,000

Common stock issued in exchange for debt cancellation	12,639,230	126,392	(126,109)	-	-	283

Sale of subsidiary common stock	-	-	15,500	-	-	15,500

Shares of common stock returned	(5,000,000)	(50,000)	50,000	-	-	-

Issuance of subsidiary common stock for services	-	-	117,800	-	-	117,800

Net loss	-	-		(64,831)	(831,679)	(896,510)

Balances, December 31, 2011	374,741,470	$3,747,414	$466,446	$(64,831)	$(4,436,129)	$(287,100)

 See Notes to consolidated financial statements

MEDISWIPE, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(896,510)	$(104,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for compensation and consulting services	212,000	-
Subsidiary common stock issued for compensation	117,800	-
Issuance of convertible note payable and account payable for guaranty fees	100,000	-
Bad debt expense	243,546	-
Amortization of deferred financing costs	1,593	-
Amortization of discount on convertible notes	17,288	-
Fair maket value change in derivative liabilities	13,051	-
Stock issued for settlement of note payable	282	-
Changes in operating assets and liabilities:
Increase:
Accounts receivable	(6,028)	-
Notes receivable	-	(121,182)
Other assets	-	(10,000)
Prepaid assets	(5,000)	-
Increase (decrease):
Accounts payable and accrued expenses	12,051	(57,668)
Accounts payable and accrued expenses, related	90,000	-
Net cash used in operating activities	(99,927)	(293,349)

Cash flows from financing activities:
Dividends payable	-	(3,128,870)
Proceeds from exercise of warrants	-	3,510,594
Due to related party	-	(82,286)
Notes payable	-	(7,316)
Issuance of common stock for cash	20,000	-
Issuance of subsidiary common stock for cash	15,500	-
Proceeds from issuance of notes payable related parties	10,050	-
Repayments on notes payable, related parties	(10,050)	-
Proceeds from issuance of convertible debt	75,000	-
Payment of deferred financing costs	(7,500)	-
Net cash provided by financing activities	103,000	292,122

Net increase (derease) in cash and cash equivalents	3,073	(1,227)
Cash and cash equivalents, beginning	282	1,508

Cash and cash equivalents, ending	$3,355	$282

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

 See Notes to consolidated financial statements

MEDISWIPE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

BUSINESS

MediSwipe, Inc., (referred to hereafter as “MWIP,” or, the “Company”), was initially incorporated under the laws of the State of Delaware in February, 1997 under the name Easy Street Online, Inc. (“Easy Street”).

MediSwipe (www.MediSwipe.com) offers a full spectrum of secure and reliable transaction processing and security solutions for the medical and healthcare industries, using traditional, Internet Point-of-Sale (POS), e-commerce and mobile (wireless) payment solutions. The Company additionally has developed a closed loop pre-paid patient stored value and loyalty card as a unique cash alternative to these regulated and e-commerce businesses specializing within the healthcare sector. The Company is headquartered in West Palm Beach, Florida.

The Company changed its name form Easy Street to Frontline Communications Corporation in July 1997. On April 3, 2003, we acquired Proyecciones y Ventas Organizadas, S.A. de C.V. ("Provo Mexico") and in December 2003 we changed our name to Provo International Inc.

In September 2008, Provo changed its name to Ebenefits Direct, Inc., which, through its wholly-owned subsidiary, L.A. Marketing Plans, LLC, engaged in the business of direct response marketing. The Company’s principal business was to market and sell non-insurance healthcare programs designed to complement medical insurance products and to provide savings for those who cannot afford or qualify for traditional health insurance products.

On October 14, 2008, Ebenefits Direct, Inc. changed its name to Seraph Security, Inc. (“Seraph”).

On April 25, 2009, Seraph acquired Commerce Online Technologies, Inc., a credit and debit card processing company.

On May 20, 2009, Seraph Security, Inc. changed its name to Commerce Online, Inc. to more accurately reflect its core business of merchant processing, and financial services.

As of March 4, 2010, Commerce Online, Inc. changed its name to Cannabis Medical Solutions, Inc. as a provider of merchant processing payment technologies for the medical marijuana and wellness sector.

On June 14, 2011, Cannabis Medical Solutions, Inc. changed its name to MediSwipe Inc. to further expand its’ merchant and mobile payment solutions to the overall health and wellness sector.

On March 8, 2010, the Company completed the acquisition of 800 Commerce, Inc., (“800 Commerce”) a Florida Corporation incorporated by the Company’s Chief Executive Officer.  The company issued 10,000,000 shares of common stock to 800 Commerce for all the issued and outstanding stock of 800 Commerce, Inc.

The Company generates revenues by charging fees for the electronic processing of payment transactions and related services. The Company charges certain merchants for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. The Company charges other merchant customers a flat fee per transaction, and may also charge miscellaneous fees to our customers, including fees for returns, monthly minimums, and other miscellaneous services. The Company operates solely in the United States as a single operating segment.

The Company’s card-based processing services enable merchants to process both traditional card-present, or "swipe," transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. A card-not-present transaction occurs whenever the customer does not physically present a payment card at the point-of-sale and may occur over the internet, mail, fax or telephone. The Company’s electronic payment processing may take place in a variety of forms and situations. For example, the Company’s capabilities allow merchants to have their customer service representatives take e-check or card payments from their consumers by telephone, and enable their consumers to make e-check or card payments directly through the use of a web site or by calling an Interactive Voice Response telephone system.

The Company also operates online payment processing services, gift and loyalty card program programs and prepaid debit cards for consumers through 800 Commerce Inc., our majority owned subsidiary, under the domain name www.800Commerce.com . The Company offers MasterCard prepaid cards branded with corporations’ brands. The prepaid cards can be used for various applications including payroll, corporate incentives, employee incentives, and general use.  Some card programs can be reloaded with funds and others cannot.  In some cases, the cards can be used at Automatic Teller Machines to withdrawal cash. Each of these activities creates a fee opportunity for us and our affiliated banks and merchants.

Presently, the Company provides merchant services to approximately forty medical dispensaries and wellness centers throughout California and Colorado through our sponsor bank EMS. The Company has a number of additional merchants through FrontStream Payments and Pay Ventures in which we receive residuals from each merchant account each month. In order to provide payment-processing services for Visa, MasterCard and Discover transactions, the Company must be sponsored by a financial institution that is a principal member of the respective Visa, MasterCard and Discover card associations. The Company has agreements with several processors to provide to us, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. The Company also maintains a bank sponsorship agreement for our prepaid card programs. Monthly revenues are derived through new existing merchant account residual payments paid to us via wire transfer or ACH each month by our three banking partners. The Company will seek to capitalize on this presently untapped marketplace and is in the unique position to access this distribution channel, by managing and leveraging its’ merchant relationships as a vertical pipeline and distribution channel for its’ nutraceutical product lines and social media applications for its growing patient database and clients.

800 Commerce (www.800commerce.com) is a payment processing company with offices located in West Palm Beach, Florida. 800 Commerce offers a full spectrum of secure and reliable transaction processing solutions using traditional, Internet Point of Sale (POS), e-commerce, social networks and mobile (wireless) solutions through our alliance partner network. Our electronic payment processing suite of services will enable clients to accept all major credit cards,  in store or online, debit and ATM cards and ACH check drafts for payment whether a retail, service, mail-order or Internet merchant. As an industry innovator, we are dedicated to delivering comprehensive services from merchant account activation, gateway connections and web development to a world-wide client base.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The consolidated financial statements include the accounts of the Company and 800 Commerce, which was wholly owned until June 1, 2011 when 800 Commerce began to sell shares of its common stock. All material intercompany balances and transactions have been eliminated

NONCONTROLLING INTEREST

On January 1, 2011, the Company adopted authoritative accounting guidance that requires the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished in the parent’s consolidated financial statements. The Company’s noncontrolling interest is now disclosed as a separate component of the Company’s consolidated equity on the balance sheets. Earnings and other comprehensive income are separately attributed to both the controlling and noncontrolling interests.  Earnings per share is calculated based on net income attributable to the Company’s controlling interest.

From January 1, 2011 through May 31, 2011 the Company owned 100% of 800 Commerce. From June 1, 2011 through October 1, 2011 800 Commerce sold 155,000 shares of its common stock and issued 1,000,000 and 178,000 shares of its common stock to its officers as compensation. As of October 1, 2011 and December 31, 2011 the Company owned 60% of 800 Commerce.

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

ACCOUNTS RECEIVABLE

The Company records accounts receivable from amounts due from its processors. The Company charges certain merchants for processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. The Company charges other merchant customers a flat fee per transaction, and may also charge miscellaneous fees to our customers, including fees for returns, monthly minimums, and other miscellaneous services. All the charges and collections thereon flow through our processors who then remit the fee due the Company within the month following the actual charges.

DEFERRED FINANCING COSTS

The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method over the lives of the related debt.

NOTES RECEIVABLE

The Company evaluates the collectability of its notes receivable, and either creates or adjusts its allowance for doubtful notes receivable accordingly. Based on this assessment of the collectability of each individual note receivable, as well as the aging of the notes receivable, the Company may determine that after all attempts to collect a note receivable have failed, the note receivable is written-off against the allowance, if one exists, or directly written off against the note receivable. Based on this review during 2011, the Company has determined that two notes in the aggregate amount of $121,182 are uncollectible. Accordingly, the Company has included $121,182 in bad debt expense for the year ended December 31, 2011.

. IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF

We evaluate long-lived assets and identifiable intangible assets with finite useful lives in accordance with ASC 350-30 and ASC 360 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), and accordingly, management reviews our long-lived assets and identifiable intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We recognize an impairment loss when the sum of the future undiscounted net cash flows expected to be realized from the asset is less than its carrying amount. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Considerable judgment is necessary to estimate the fair value of the assets and accordingly, actual results could vary significantly from such estimates. Our most significant estimates and judgments relating to the long-lived asset impairments include the timing and amount of projected future cash flows.

During the year ended December 31, 2011 the Company reviewed its other assets in the amount of $122,364. Upon this review it was determined that this entire amount is not recoverable. Accordingly, the Company has included $122,364 in bad debt expense for the year ended December 31, 2011.

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

The Company recognizes revenue during the month in which commissions are earned.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements are determined under a three-level hierarchy for fair value measurements that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”).

Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). The Company also considers the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.

The highest priority is given to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Securities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The three hierarchy levels are defined as follows:

Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Credit risk adjustments are applied to reflect the Company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the Company’s own credit risk as observed in the credit default swap market.

The Company's financial instruments consist primarily of cash, accounts payable and accrued expenses, and convertible debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

INCOME TAXES

We account for income taxes in accordance with ASC 740-10, Income Taxes. We recognize deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at the tax rate expected to be in effect at the time of realization. We record a valuation allowance related to a deferred tax asset when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. We classify interest and penalties as a component of interest and other expenses. To date, we have not been assessed, nor have we paid, any interest or penalties.

We measure and record uncertain tax positions by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized. The Company’s tax years prior to 2005 remain subject to examination by federal and state tax jurisdictions.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. There were not any outstanding warrants or options for the years ended December 31, 2011 and 2010. As of December 31, 2011, the Company’s outstanding convertible debt is convertible into 75,298,196 shares of common stock.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Stock awards granted to non-employees are valued at their respective measurement dates based on the trading price of the Company’s common stock and recognized as expense during the period in which services are provided.

For the year ended December 31, 2011 and 2010, the Company did not grant any stock options. As of December 31, 2011 we do not have any outstanding stock options or warrants.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This guidance requires additional disclosures about fair value measurements, including information about purchases, sales, issuances and settlements in Level 3. The Company adopted this guidance effective January 1, 2011, and its adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, with early application not permitted, and becomes effective for the Company on January 1, 2012. The adoption of this standard will not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance effective October 1, 2011, and its adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 - RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

NOTE 5 – SALES CONCENTRATION AND CONCENTRATION OF CREDIT RISK

Cash

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

Sales

None of our customers account for more than 10% of our business, however we rely on a few processors to provide to us, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools.

NOTE 6 – CONVERTIBLE DEBT

In December 2011 the Company issued a $50,000 convertible promissory note as part of a guaranty fee due (the “Guaranty Note”) to a Company that is affiliated with a former shareholder of the Company. Terms of the note include an eight percent per annum interest rate and the note matures on the one year anniversary on December 20, 2012. Additionally, the holder of the Note has the right to convert the note into shares of common stock of the Company at a conversion price equal to eighty percent (80%) of the lowest closing bid price of the common stock within five (5) days of the conversion. The beneficial conversion feature included in the Guaranty Note resulted in an initial debt discount and derivative liability of $36,765. The fair value of the embedded conversion feature of the Guaranty Note was calculated at the issue date utilizing the following assumptions:

			Assumed	Market	Expected	Risk free
Issuance			Conversion	Price on	Volatility	Interest
Date	Fair Value	Term	Price	Grant Date	Percentage	Rate
12/20/11	$36,765	1 Year	$0.00272	$0.0033	147%	0.02

At December 31, 2011, the Company revalued the $50,000 Guaranty Note. For the period from issuance to December 31, 2011, the Company decreased the derivative liability of $36,765 by $1,050 resulting in a derivative liability balance of $35,714 at December 31, 2011.

The fair values of the embedded conversion feature of the Guaranty Note was calculated at December 31, 2011 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Expected Volatility Percentage	Risk free Interest Rate
$35,714	1 Year	$0.0028	147.9%	0.02%

In September, October and December 2011, the Company entered into three separate note agreements with an unaffiliated investor for the issuance of three convertible promissory notes each in the amount of $25,000 (the “2011 Notes”). Among other terms the 2011 Notes are due nine months from their issuance dates, bear interest at 8% per annum, payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. Upon the occurrence of an event of default, as defined in the 2011 Notes, the Company is required to pay interest at 22% per annum and the holders may at their option declare a Note, together with accrued and unpaid interest, to be immediately due and payable. In addition, the 2011 Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. The Company may at its own option prepay the 2011 Notes and must maintain sufficient authorized shares reserved for issuance under the 2011 Notes. The outstanding principal balance of the 2011 Notes was $75,000 at December 31, 2011.

We received net proceeds of $67,500 after debt issuance costs of $7,500 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the Note, and accordingly $1,593 has been expensed as debt issuance costs (included in interest expense) during the year ended December 31, 2011.

We have determined that the conversion feature of the 2011 Notes represent an embedded derivative since each Note is convertible into a variable number of shares upon conversion. Accordingly, the 2011 Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount will be accreted from the date of issuance to the maturity dates of each Note. The change in the fair value of the liability for derivative contracts will be recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the 2011 Notes resulted in an initial debt discount of $75,000 and an initial loss on the valuation of derivative liabilities of $41,882 for a derivative liability initial balance of $116,882. The fair value of the embedded conversion feature2011 Notes was calculated at the issue date utilizing the following assumptions:

			Assumed	Market	Expected	Risk free
Issuance			Conversion	Price on	Volatility	Interest
Date	Fair Value	Term	Price	Grant Date	Percentage	Rate
9/23/11	$55,556	9 months	$0.00225	$0.0069	141%	0.03%
10/25/11	$31,915	9 months	$0.00235	$0.0045	142%	0.03%
12/20/11	$29,412	9 months	$0.0017	$0.0033	147%	0.03%

At December 31, 2011, the Company revalued the embedded conversion feature of the 2011 Notes. For the period from their issuance to December 31, 2011, the Company decreased the derivative liability of $116,862 by $27,781 resulting in a derivative liability balance of $89,101 at December 31, 2011.

The fair values of the 2011 Notes were calculated at December 31, 2011 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Expected Volatility Percentage	Risk free Interest Rate
$89,101	9 months	$0.0017	147.9%	0.02%

The inputs used estimate the fair value of the derivative liabilities are considered to be level 2 inputs within the fair value hierarchy.

NOTE 7- COMMON AND PREFERRED STOCK

Common stock

On May 6, 2010, the Company increased its authorized amount of common shares from 250,000,000 to 500,000,000 shares of common stock.

On June 4, 2010, a majority of the Company’s shareholders approved a 10-1 stock dividend. Accordingly, the Company issued 312,887,016 shares of common stock.

At February 1, 2011, the Company entered into a subscription agreement with an investor in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The Company issued and sold to the investor an aggregate of 3,850,000 shares of its common stock.  This issuance resulted in aggregate gross proceeds to the Company of $20,000.

On February 1, 2011 the Company issued B. Michael Friedman, our Chief Executive Officer, and a Director of the Company, 2,500,000 shares of the Company’s Common Stock in consideration for his services to the Company.  The Company recorded compensation expense of $25,000 based on the fair market value of the shares on the date of issuance.

On February 1, 2011 the Company issued Cherish Adams, our President, and a Director of the Company, 2,500,000 shares of the Company’s Common Stock in consideration for her services to the Company.  The Company recorded compensation expense of $25,000 based on the fair market value of the shares on the date of issuance.

On February 28, 2011 the Company issued Piedmont Capital (“Piedmont”) 12,639,230 shares of the Company’s Common Stock in consideration for notes payable due to Piedmont from the Company. The note was reclassed to paid in capital at December 31, 2010 and the recording of common stock was recognized in 2011.

On March 1, 2011 the Company issued Charm City, a consultant for the Company 5,000,000 shares of the Company’s Common Stock in consideration for their services to the Company.  The Company recorded consulting expense of $50,000 based on the fair market value of the shares on the date of issuance.

On April 1, 2011, the Company issued Cherish Adams, our President, and a Director of the Company, 2,500,000 shares of the Company’s Common Stock in consideration for her services to the Company.  The Company recorded compensation expense of $50,000 based on the fair market value of the shares on the date of issuance.

On April 1, 2011 the Company issued B. Michael Friedman, our Chief Executive Officer, and a Director of the Company, 2,500,000 shares of the Company’s Common Stock in consideration for his services to the Company.  The Company recorded compensation expense of $50,000 based on the fair market value of the shares on the date of issuance.

On April 1, 2011 the Company issued 600,000 shares of the Company’s common stock to a consultant. The Company recorded an expenses of $12,000 based upon the fair market value of the shares issued.

During the twelve months ended December 31, 2010, the Company issued shares to:

2,500,000 to Kyle Gotshalk and 2,500,000 to Cherish Adams for services rendered.

350,000 to Brad Hacker, 350,000 to Kyle Gotshalk, 350,000 to B. Michael Friedman and 350,000 to Cherish Adams all for services rendered.

4,400,000 - Ender Company Assets, Inc. ($100,000 Stock Purchase and Loan Agreement, of which $15,472 was received and the remainder was not collectible and has been charged to bad debt expense for theh year ending December 31, 2011).

1,000,000 - Charm City Consultants ($35,000 Stock Purchase and Loan Agreement of which $17,500 was received and the remainder was not collectible and has been charged to bad debt expense for the year ending December 31, 2011).

940,000 - Spur Sherwood, LLC (Fees due for services rendered in the Ender/Charm City transactions)

1,000,000 shares to 800 Commerce, Inc for acquiring 100% of the outstanding shares of common stock of 800 Commerce, Inc.

117,546 shares of common stock to Piedmont Partners for payment of a 2008 Convertible Note.

Preferred Stock

In April 2011, the Company authorized 1,000,000 shares of Series A Preferred Stock. Pursuant to the Certificate of Designation the Series A Preferred Stock entitles the holder of the Series A Preferred Stock to vote on all shareholder matters 66-2/3% of the total vote. The holder also has the right to convert the preferred shares to 51% of the issued and outstanding common stock of the Company following such conversion. The Series A Preferred Stock, with respect to distributions upon liquidation, dissolution or winding up, ranks senior to the Common Stock of the Company. The holders of the Series A Preferred Stock are entitled to a liquidation preference of $0.50 per share. As of December 31, 2011 there are no shares of Series A Preferred Stock outstanding.

NOTE 8 – RELATED PARTY TRANSACTIONS

Officer advances and repayments

During the year ended December 31, 2011, our Chief Executive Officer (“CEO”) loaned or advanced the Company $10,050. As of December 31, 2011 the Company had repaid $10,050 and there was no balance due as of December 31, 2011.

Management fees

During the year ended December 31, 2011 the Company paid management fees of $3,151 to Michael Friedman (CEO) and $7,500 to Barry Hollander, our Chief Financial Officer (“CFO”). Additionally the Company has agreed to annual compensation of $90,000 for its CEO and accordingly has expensed such amount for the year ended December 31, 2011, which is included in accrued liabilities, on the December 31, 2011 balance sheet. 800 Commerce, the Company’s majority owned subsidiary issued 1,000,000 shares of its common stock to our CEO and 178,000 shares of its common stock to our CFO. The shares were valued at $0.10 per share, the price of the common stock sold in the 800 Commerce private placements. Accordingly, 800 Commerce recorded stock compensation expense of $117,800 for the year ended December 31, 2011.

Agreements with prior management

In December 2011 the Company issued a $50,000 convertible promissory note as part of a guaranty fee due to a Company that is affiliated with a former officer of the Company. Terms of the note include an eight percent per annum interest rate and the note matures on the one year anniversary on December 20, 2012. Additionally, the holder of the Note has the right to convert the note into shares of common stock of the Company at a conversion price equal to eighty percent (80%) of the lowest closing bid price of the common stock within five (5) days of the conversion.

The Company has agreed to pay an additional $50,000 in common stock, which is included in accounts payable and accrued expenses on the December 31, 2011 balance sheet.

Acquisition of 800 Commerce, Inc.

On March 8, 2010 the Company completed the acquisition of 800 Commerce, Inc., (“800 Commerce”) a Florida Corporation, incorporated by the Company’s CEO in 2010.  The company issued to 800 Commerce 10,000,000 shares of common stock for all the issued and outstanding stock of 800 Commerce, Inc.

Investor Relations

The Company paid fees totaling $11,100 for investor relations services provided by an entity that is owned by the Company’s CEO.

NOTE 9 - INCOME TAXES

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts use for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2011 and 2010.

Income tax expense for 2011 and 2010 is as follows:

	2011	2010
Current:
Federal	$ -	$ -
State	-	-
	-	-

Deferred:
Federal	(197,877)	(68,000)
State	(21,126)	(7,260)
Change in
Valuation allowance	219,003	75,260
	$ -	$ -

The following is a summary of the Company’s deferred tax assets at December 31, 2011 and 2010:

	2011	2010
Deferred Tax Assets:
Net operating losses	$ 163,055	$ 75260
Stock compensation	124,104	-
Debt discounts and derivatives	7,104
Net deferred tax assets	294,263	75,260
Valuation Allowance	(294,263)	(75,260)
	$ -	$ -

A reconciliation between the expected tax expense (benefit) and the Effective tax rate for the years ended

   December 31, 2011 and 2010 are as follows:

	2011	2010
Statutory federal income tax rate	(34%)	(34%)
State taxes, net of federal income tax	(3.63%)	(3.63%)
Effect of change in valuation allowance	-	-
Non deductible expenses and other	37.63%	37.63%
	0%	0%

For the year ended December 31, 2011, the Company had a tax net operation loss carry forward of approximately $433,000. Any unused portion of this carry forward expires in 2029. Utilization of the loss may be limited in the event of an ownership change pursuant to IRS Section 382. The Company’s valuation allowance increased $219,003 during the year ended December 31, 2011.

NOTE 10 – CONTINGENCIES AND COMMITMENTS

The Company is not aware of any legal proceedings against it as of December 31, 2011. No contingencies have been provided in the financial statements.

Lease Agreement

Effective on December 1, 2011 the Company and its majority owned subsidiary entered into a two year agreement to rent executive office space in West Palm Beach, Florida. The lease automatically renews for 3 month periods unless terminated in writing 30 days prior to the then current end date by either party. Totaling approximately 1,200 square feet, the monthly rent is $2,500.  Our annual payment obligation under the lease is as follows:

2012	$30,000
2013	$27,500

NOTE 11 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2011 the Company had an accumulated deficit of $4,436,129 and a working capital deficit of $287,100. The Company used $99,927 and $293,349 in cash in operations for the years ended December 31, 2011 and 2010 respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

We presently maintain our daily operations and capital needs through the receipts of the monthly account residuals we receive directly from the Company’s processors. From time to time when we need additional working capital we have been able to issue convertible promissory notes to an unaffiliated investor. Additionally, the Company’s CEO. B. Michael Friedman has loaned the Company money in the past. The company expects to increase sales of additional merchant accounts over the course of this fiscal year and has received term sheets for additional credit facilities for working capital if needed.

NOTE 12 – SUBSEQUENT EVENTS

Management has determined that there are no further events subsequent to the balance sheet date that should be disclosed in these financial statements.

