Form 10-Q
period 2012-03-31
MEDISWIPE INC.
filed 2012-05-16
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number 000-1321002

___________MEDISWIPE, INC.___________

(Exact name of registrant as specified in its charter)

Delaware _____ 20-8484256__

(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

________477 South Rosemary Ave., Suite 202, West Palm Beach, FL, 33401__________

(Address of principal executive offices)

___________________(561) 296-6393_______________

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]             No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Larger accelerated filer	[ ]	Accelerated Filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [ ]       No  [X]

The number of shares outstanding of the Registrant's $0.001 par value Common Stock as of May 11, 2012 was 388,036,925 shares.

INDEX TO FORM 10-Q

Page
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at March 31, 2012 (Unaudited) and December 31, 2011	2

Conso Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011(Unaudited)	3

Condensed Consolidated Statement of Shareholders’ Deficiency for the three months ended March 31, 2012 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements	6 – 17

Item 2. Management’s Discussion and Analysis	18 - 21

Item 3. Quantitative and Qualitative Disclosures about Market Risks	21

Item 4. Controls and Procedures	21 - 22

Part II. Other Information

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Mine Safety Disclosures	23

Item 5. Other Information	23

Item 6. Exhibits	23

Signatures	24

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MEDISWIPE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$742	$3,355
Accounts receivable	6,708	6,028
Deferred financing costs	3,100	5,907
Prepaid assets	5,000	5,000
Total current assets	$15,550	$20,290

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$68,804	$62,051
Deferred compensation	112,500	90,000
Convertible debt, net of discounts of $54,148 (2012) and $94,477 (2011)	60,852	30,523
Derivative liabilities	68,223	124,816

Total current liabilities	310,379	307,390

Stockholders' Deficiency:
Series A Convertible Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares outstanding	-	-
Common stock, $.01 par value; 500,000,000 shares authorized; 379,286,925 shares
and 374,741,470 shares issued and outstanding, respectively	3,792,869	3,747,414
Additional paid-in capital	442,872	466,446
Accumulated deficit	(4,465,457)	(4,436,129)

Total company stockholders' deficiency	(229,716)	(222,269)
Less noncontrolling interest	(65,113)	(64,831)
Total defeciency	(294,829)	(287,100)

	$15,550	$20,290

See notes to unaudited condensed consolidated financial statements.

MEDISWIPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	2012	2011

Fee revenue, net	$26,124	$7,160

Operating Expenses:
Administrative and management fees	25,900	-
Professional fees	2,350	-
Commissions	8,512	-
Rent and other occupancy costs	5,726	-
Other general and administartive expenses	11,834	37,217

Total operating expenses	54,322	37,217

Operating loss	(28,198)	(30,057)

Other Income (Expense):
Interest expense	(46,124)	-
Derivative liability income	44,712	-
Total other expense, net	(1,412)	-

Net loss	(29,610)	(30,057)
Less: net loss attributable to noncontrolling interest	282	-

Net loss attributable to Mediswipe, Inc.	$(29,328)	$(30,057)

Basic and diluted loss attributable to Mediswipe, Inc.
common shareholders, per share	$-0.01	$-0.01

Weighted average number of common shares outstanding
Basic and diluted	374,993,995	134,947,563

See notes to unaudited condensed consolidated financial statements.

MEDISWIPE, INC

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

			Additional			Total
	Common stock		Paid-in	Noncontolling	Accumulated	Stockholders'
	Shares	Amount	Capital	Interest	Deficit	Deficiency
Balances, December 31, 2011	374,741,470	$3,747,414	$466,446	$(64,831)	$(4,436,129)	$(287,100)

Common stock issued upon conversion of convertible debt	4,545,455	45,455	-35,455	-	-	10,000

Reclassification of embedded derivatives upon conversion of
convertible debt	-	-	11,881	-	-	11,881

Net loss	-	-	-	(282)	(29,328)	(29,610)

Balances March 31, 2012	379,286,925	$3,792,869	$442,872	$(65,113)	$(4,465,457)	$(294,829)

See notes to unaudited condensed consolidated financial statements.

MEDISWIPE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,610)	$(30,057)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	2,807	-
Amortization of discount on convertible notes	40,329	-
Change in fair market value of derivative liabilities	(44,713)	-
Changes in operating assets and liabilities:
(Increase) decease:
Notes receivable	-	10,900
Accounts receivable	(680)	-
Increase (decrease):
Accounts payable and accrued expenses	6,753	20,000
Deferred compensation	22,500	-
Net cash (used in) provided by operating activities	(2,613)	843

Net increase (derease) in cash and cash equivalents	(2,613)	843
Cash and cash equivalents, beginning	3,355	282

Cash and cash equivalents, ending	$742	$1,125

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Fair value of common stock issued for conversion of notes payable	$10,000	$-

See notes to unaudited condensed consolidated financial statements.

MEDISWIPE, INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 16, 2012. Interim results of operations for the three months ended March 31, 2012 are not necessarily indicative of future results for the full year. Certain amounts from the 2011 period have been reclassified to conform to the presentation used in the current period.

The condensed consolidated financial statements include the accounts of the Company and 800 Commerce, which was wholly owned until June 1, 2011 when 800 Commerce began to sell shares of its common stock. All material intercompany balances and transactions have been eliminated

NONCONTROLLING INTEREST

On January 1, 2011, the Company adopted authoritative accounting guidance that requires the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished in the parent’s consolidated financial statements. The Company’s noncontrolling interest is now disclosed as a separate component of the Company’s consolidated equity defeciency on the balance sheets. Earnings and other comprehensive income are separately attributed to both the controlling and noncontrolling interests.  Earnings per share is calculated based on net income attributable to the Company’s controlling interest.

From January 1, 2011 through May 31, 2011 the Company owned 100% of 800 Commerce. From June 1, 2011 through October 1, 2011 800 Commerce sold 155,000 shares of its common stock and issued 1,178,000 shares of its common stock to its officers as compensation. Therefore, for the three months ended March 31, 2012 and 2011, the Company owned 60% and 100%, respectively, of 800 Commerce.

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

We measure and record uncertain tax positions by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized. The Company’s tax years subsequent to 2005 remain subject to examination by federal and state tax jurisdictions.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. There were not any outstanding warrants or options as of March 31, 2012 and 2011. As of March 31, 2012, the Company’s outstanding convertible debt is convertible into 40,762,661 shares of common stock.

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

For the three months ended March 31, 2012 and 2011, the Company did not grant any stock options. As of March 31, 2012, we do not have any outstanding stock options or warrants.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, with early application not permitted, and became effective for the Company on January 1, 2012. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 - RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' deficiency.

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

Market
			Assumed	Price on	Expected	Risk free
Issuance			Conversion	Grant	Volatility	Interest
Date	Fair Value	Term	Price	Date	Percentage	Rate
12/20/11	$ 36,765	1 Year	$ 0.00272	$ 0.00330	147%	0.02

As of December 31, 2011, the Company revalued the Guaranty Note. For the period from issuance to December 31, 2011, the Company decreased the derivative liability of $36,765 by $1,050 resulting in a derivative liability balance of $35,714 at December 31, 2011. The Company revalued the Guaranty Note as of March 31, 2012 and based on the valuation, the Company decreased the derivative liability balance by $22,416 resulting in a derivative liability balance of $13,298 at March 31, 2012.

The fair value of the embedded conversion feature of the Guaranty Note was calculated at March 31, 2012 utilizing the following assumptions:

		Assumed	Expected	Risk free
Fair		Conversion	Volatility	Interest
Value	Term	Price	Percentage	Rate
$13,298	6 months	$0.00376	147.30%	0.07%

In September, October and December 2011, the Company entered into three separate note agreements with an unaffiliated investor for the issuance of three convertible promissory notes each in the amount of $25,000 (the “2011 Notes”). Among other terms the 2011 Notes are due nine months from their issuance dates, bear interest at 8% per annum, payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. Upon the occurrence of an event of default, as defined in the 2011 Notes, the Company is required to pay interest at 22% per annum and the holders may at their option declare a Note, together with accrued and unpaid interest, to be immediately due and payable. In addition, the 2011 Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. The Company may at its own option prepay the 2011 Notes and must maintain sufficient authorized shares reserved for issuance under the 2011 Notes. On March 26, 2012, the investor converted $10,000 of the September 2011 Note. Pursuant to the Conversion Price, the Company issued 4,545,455 shares of common stock at approximately $0.0022 per share. As of March 31, 2012, the outstanding principal balance of the 2011 Notes was $65,000.

We received net proceeds of $67,500 after debt issuance costs of $7,500 paid for lender legal fees. These debt issuance costs will be amortized over the earlier of the terms of the Note or any redemptions and accordingly $2,807 has been expensed as debt issuance costs (included in interest expense) during the three months ended March 31, 2012.

We have determined that the conversion feature of the 2011 Notes represent an embedded derivative since each Note is convertible into a variable number of shares upon conversion. Accordingly, the 2011 Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount will be accreted from the date of issuance to the maturity dates of each Note. The change in the fair value of the liability for derivative contracts will be recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the 2011 Notes resulted in an initial debt discount of $75,000 and an initial loss on the valuation of derivative liabilities of $41,882 for a derivative liability initial balance of $116,882. The fair value of the embedded conversion feature 2011 Notes was calculated at each issue date utilizing the following assumptions:

				Market
			Assumed	Price on	Expected	Risk free
Issuance			Conversion	Grant	Volatility	Interest
Date	Fair Value	Term	Price	Date	Percentage	Rate
9/23/2011	$ 55,556	9 months	$ 0.00225	$ 0.0069	141%	0.03%
10/25/2011	$ 31,915	9 months	$ 0.00235	$ 0.0045	142%	0.03%
12/20/2011	$ 29,412	9 months	$ 0.0017	$ 0.0033	147%	0.03%

At December 31, 2011, the Company revalued the embedded conversion feature of the 2011 Notes. For the period from their issuance to December 31, 2011, the Company decreased the derivative liability of $116,862 by $27,781 resulting in a derivative liability balance of $89,101 at December 31, 2011.

As of March 31, 2012, the Company revalued the embedded conversion feature of the 2011 Notes. For the period from January 1, 2012 through March 31, 2012, the Company decreased the derivative liability of $89,101 by $34,177 resulting in a derivative liability balance of $54,925.

		Assumed	Expected	Risk Free
Fair		Conversion	Volatility	Interest
Value	Term	Price	Percentage	Rate
$54,925	6 months	$0.0024	147.30%	0.07%

The fair values of the 2011 Notes were calculated at March 31, 2012 utilizing the following assumptions:

The inputs used estimate the fair value of the derivative liabilities are considered to be level 2 inputs within the fair value hierarchy.

In April and May 2012, holders of the Company’s convertible debt converted the remaining principal balance of the September 2011 Note of $15,000 and accrued interest of $1,000 into 8,750,000 shares of common stock at approximately $0.0018 per share.

 NOTE 7 – RELATED PARTY TRANSACTIONS

Management and administration fees

During the three months ended March 31, 2012 the Company paid management fees of $1,900 to Michael Friedman (CEO) and $1,500 to Barry Hollander, our Chief Financial Officer (“CFO”). Additionally the Company has agreed to annual compensation of $90,000 for its CEO and accordingly has expensed $22,500 for the three months ended March 31, 2012, which is included in deferred compensation, which totaled $112,500 and $90,000 as of the March 31, 2012 and December 31, 2011, respectively. The Company also paid Michele Friedman, the wife of our CEO, $2,100 during the three months ended March 31, 2012 for compensation for office administration and bookkeeping. No such amounts were incurred during the three months ended March 31, 2011.

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

The Company has agreed to pay an additional $50,000 in common stock, which is included in accounts payable and accrued expenses on the March 31, 2012 and December 31, 2011 balance sheets.

NOTE 8 – INCOME TAXES

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at March 31, 2012 and 2011.

As of March 31, 2012, the Company had a tax net operating loss carry forward of approximately $432,000. Any unused portion of this carry forward expires in 2029. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

The Company is not aware of any legal proceedings against it as of March 31, 2012. No contingencies have been provided in the financial statements.

Lease Agreement

Effective on December 1, 2011 the Company and its majority owned subsidiary entered into a two year agreement to rent executive office space in West Palm Beach, Florida. The lease automatically renews for 3 month periods unless terminated in writing 30 days prior to the then current end date by either party. Totaling approximately 1,200 square feet, effective March 1, 2012 the monthly rent is $2,500.  Our annual payment obligation under the lease is as follows:

2012	$22,500
2013	$30,000

NOTE 10 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2012 the Company had an accumulated deficit of $4,465,457 and a working capital deficit of $294,829. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 11 – SUBSEQUENT EVENTS

In April and May 2012, holders of the Company’s convertible debt converted the remaining principal balance of the September 2011 Note of $15,000 and accrued interest of $1,000 into 8,750,000 shares of common stock at approximately $0.0018 per share.

On May 10, 2012, 800 Commerce issued a $50,000 convertible promissory note. The note matures on May 10, 2013, has an eight percent (8%) per annum interest rate and at option of note-holder can convert to shares of 800 Commerce common stock at a conversion price equal to 65% of the lowest closing bid price for the five days preceding the date of conversion.

In May 2012, 800 Commerce received proceeds of $105,000 upon the sale of 1,050,000 shares of its restricted common stock. The shares of common stock were sold for $0.10 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2011 and 2010, included in our annual report on Form 10-K filed with the SEC on April 16, 2012.

The independent auditors reports on our financial statements for the years ended December 31, 2011 and 2010 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 10 to the condensed consolidated financial statements filed herein.

(a) Liquidity and Capital Resources.

For the three months ended March 31, 2012, net cash used in operating activities was $2,613 compared to cash provided by operations of $843 for the three months ended March 31, 2011. Net loss was $29,610 and $30,057 for the three months ended March 31, 2012 and 2011, respectively. The net loss in the current period was impacted by $43,136 related to changes in the fair market value of derivative liabilities associated with convertible notes payable, the amortization of the initial discount on the convertible notes and amortization of deferred financing fees also related to the convertible promissory notes. The current period loss was partially offset by a decrease in the change of the market value of derivative liabilities of $44,712.

For the three months ended March 31, 2012, cash and cash equivalents decreased by $2,613 compared to an increase of $843 for the three months ended March 31, 2011. Ending cash and cash equivalents at March 31, 2012 was $742 compared to $1,125 at March 31, 2011.

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

(b) Results of Operations

Results of operations for the three months ended March 31, 2012 vs. March 31, 2011

REVENUES

Revenues for the three months ended March 2012 were $26,124 compared to $7,160 for the three months ended March 31, 2011. Revenues increased for the three months ended March 31, 2012 compared to 2011 as a result of additional merchant accounts.

OPERATING EXPENSES

Operating expenses were $54,322 for the three months ended March 31, 2012 compared to $37,217 for the three months ended March 2011. The increase in operating expenses for the three months ended March 31, 2012 was primarily attributable to $25,900 of management fees, of which $22,500 was deferred by our CEO.

OTHER INCOME (EXPENSE)

Other expenses for the three months ended March 31, 2012 was $1,412, including interest expense of $46,124. Included in interest expense is $40,329 related to the amortization of the initial discount on convertible promissory notes, $2,807 for the amortization of the deferred financing costs and $2,988 for the interest expense on the face value of the notes. These amounts were partially offset for the fair market value change (decrease) of $44,712 in the derivative liability associated with convertible promissory notes.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2012, our disclosure controls and procedures are not effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. Defaults upon Senior Securities

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. Other Information

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit index

31.1 Certification of Chief Executive Officer, and Director Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Chief Financial Officer, and Director Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer, and Director Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.2 Certification of Chief Financial Officer, and Director Pursuant to Section 906 of the Sarbanes-Oxley Act.

(b) Reports on Form 8-K. During the fiscal quarter ended March 31, 2012, the Company filed the following reports:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2012

MEDISWIPE, INC.

By: /s/ B. Michael Friedman

B. Michael Friedman

Chief Executive Officer and Director

(Principal Executive Officer)

