Form 10-Q
period 2012-06-30
MEDISWIPE INC.
filed 2012-08-17
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒             No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐       No  ☒

The number of shares outstanding of the Registrant's $0.001 par value Common Stock as of August 17, 2012 was 444,167,878 shares.

(1)

(2)

PART I FINANCIAL INFORMATION

MEDISWIPE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$778	$3,355
Accounts receivable	7,776	6,028
Deferred financing costs	2,861	5,907
Prepaid assets	—	5,000
Total current assets	$11,415	$20,290

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$69,912	$62,051
Deferred compensation	135,000	90,000
Convertible debt, net of discounts of $45,171 (2012) and $94,477 (2011)	48,329	30,523
Derivative liabilities	86,389	124,816
Total current liabilities	339,630	307,390

Stockholders' Deficiency:
Series B Convertible Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.01 par value; 500,000,000 shares authorized; 416,608,354 shares and 374,741,470 shares issued and outstanding, respectively	4,166,086	3,747,414
Additional paid-in capital	25,357	466,446
Accumulated deficit	(4,519,658)	(4,436,129)

Total company stockholders' deficiency	(328,215)	(222,269)
Less noncontrolling interest	—	(64,831)
Total deficiency	(328,215)	(287,100)

	$11,415	$20,290

See notes to condensed consolidated financial statements

(3)

MEDISWIPE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Fee revenue, net	$23,334	$8,637	$49,458	$15,897

Operating Expenses:
Administrative and management fees	34,888	212,000	60,788	212,000
Professional fees	5,050	—	7,400	—
Commissions	—	—	8,512	—
Rent and other occupancy costs	5,957	—	11,683	—
Other general and administartive expenses	21,209	16,565	33,043	29,862

Total operating expenses	67,104	228,565	121,426	241,862

Operating loss	(43,770)	(219,928)	(71,968)	(225,965)

Other Income (Expense):
Interest expense	(46,812)	—	(92,936)	—
Derivative liability (expense) income	(26,668)	—	18,044	—
Gain on deconsolidation of subsidiary	62,636	—	62,636	—
Total other expense, net	(10,844)	—	(12,256)	—

Net loss	(54,614)	(219,928)	(84,224)	(225,965)
Less: net loss attributable to noncontrolling interest	413	—	695	—

Net loss attributable to Mediswipe, Inc.	$(54,201)	$(219,928)	$(83,529)	$(225,965)

Basic and diluted loss attributable to Mediswipe, Inc.
common shareholders, per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	395,033,751	369,141,716	384,982,232	379,070,858

See notes to condensed consolidated financial statements

(4)

MEDISWIPE, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(83,529)	$(225,965)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	5,546	—
Amortization of discount on convertible notes	81,806	—
Change in fair market value of derivative liabilities	(19,755)	—
Initial derivative liability expense on convertible notes	1,711	—
Change in noncontrolling interest	(695)	—
Gain on deconsolidation of subsisiary	(62,636)	—
Cash effect of deconsolidation	(5,166)	—
Common stock issued for services	—	212,000
Changes in operating assets and liabilities:

(Increase) decease:
Accounts receivable	(2,842)	—
Other assets and receivables	—	(13,689)
Increase (decrease):
Accounts payable and accrued expenses	10,983	31,147
Deferred compensation	45,000	—
Net cash (used in) provided by operating activities	(29,577)	3,493

Cash flows from financing activities:
Issuance of common stock for cash	—	—
Issuance of subsidiary common stock for cash	5,000	—
Proceeds from issuance of convertible debt	32,500	—
Payment of deferred financing costs	(2,500)	—
Payments of convertible notes	(8,000)	—
Net cash provided by financing activities	27,000	—

Net increase (derease) in cash and cash equivalents	(2,577)	3,493
Cash and cash equivalents, beginning	3,355	282

Cash and cash equivalents, ending	$778	$3,775

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Fair value of common stock issued for conversion of notes payable and interest	$58,000	$—

 See notes to condensed consolidated financial statements

(5)

MEDISWIPE, INC.

NOTES TO CONDENSED

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

On March 8, 2010, the company completed the acquisition of 800 Commerce, Inc., (“800 Commerce”) a Florida Corporation incorporated by the Company’s Chief Executive Officer.  The company issued 10,000,000 shares of common stock to 800 Commerce for all the issued and outstanding stock of 800 Commerce, Inc. As of June 30, 2012, the Company owns approximately 33% of 800 Commerce, and accordingly the Company is no longer consolidating the results of 800 Commerce.

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

Presently, the Company provides merchant services to approximately forty medical dispensaries and wellness centers throughout California and Colorado through our sponsor bank Electronic Merchant Systems (“EMS”). EMS has advised all medical dispensaries that they will no longer accept their Visa and MasterCard transactions. This change is effective on July 1, 2012 and will have a materially adverse effect on our business. EMS did tell their clients that they can still take Discover cards, but asked that medical dispensary merchants batch and settle any Visa and Mastercard transactions by June 30, 2012. Mediswipe has moved over the last several months to expand and offer its merchant processing and payments services to the overall health and wellness sector, as well as to seek strategic partnerships within the mobile healthcare industry to lessen the impact of the dispensary processing business division.

The Company has a number of additional merchants through our banking partner EMS in which we receive residuals from each merchant account each month. In order to provide payment-processing services for Visa, MasterCard and Discover transactions, the Company must be sponsored by a financial institution that is a principal member of the respective Visa, MasterCard and Discover card associations. The Company has agreements with several processors to provide to us, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. The Company also maintains a bank sponsorship agreement for our prepaid card programs. Monthly revenues are derived through new existing merchant account residual payments paid to us via wire transfer or ACH each month by our three banking partners. The Company will seek to further capitalize on the health and wellness marketplace and is in the unique position to access this distribution channel, by managing and leveraging its’ merchant relationships as a vertical pipeline and distribution channel for its growing patient database and clients.

(6)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 16, 2012. Interim results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of future results for the full year. Certain amounts from the 2011 period have been reclassified to conform to the presentation used in the current period.

The condensed consolidated financial statements include the accounts of the Company and 800 Commerce, until May 10, 2012 when 800 Commerce sold shares of its common stock to third parties resulting in the Company no longer holding a controlling interest in 800 Commerce. All material intercompany balances and transactions have been eliminated

NONCONTROLLING INTEREST AND DECONSOLIDATION

On January 1, 2011, the Company adopted authoritative accounting guidance that requires the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished in the parent’s consolidated financial statements. The Company’s noncontrolling interest is now disclosed as a separate component of the Company’s consolidated equity deficiency on the balance sheets. Earnings and other comprehensive income are separately attributed to both the controlling and noncontrolling interests.  Earnings per share are calculated based on net income attributable to the Company’s controlling interest.

From January 1, 2011 through May 31, 2011, the Company owned 100% of 800 Commerce. From June 1, 2011 through October 1, 2011 800 Commerce sold 155,000 shares of its common stock and issued 1,178,000 shares of its common stock to its officers as compensation. After these transactions, the Company owned 60% of 800 Commerce. On May 10, 2012, 800 Commerce sold 1,050,000 shares of its common stock, reducing the Company’s ownership to 45%. On May 18, 2012, 800 Commerce sold 500,000 shares of its common stock, reducing the Company’s ownership to 40%, and on June 10, 2012 issued 500,000 shares of common stock pursuant to a consulting agreement and 667,000 shares of common stock for legal services and in lieu of compensation. Subsequent to these issuances the Company currently owns 33% of the outstanding common stock of 800 Commerce. Effective May 10, 2012, the Company is no longer consolidating 800 Commerce in its’ financial statements. The noncontrolling interest included in the Company’s consolidated statement of operations is a result of noncontrolling interest investments in 800 Commerce up to the date of deconsolidation of May 10, 2012. Noncontrolling interests through May 10, 2012 are classified in the condensed consolidated statements of operations as part of consolidated net loss.

As a result of the deconsolidation of 800 Commerce, Inc., the Company recorded a gain of $62,636, consisting of the following:

Fair value of consideration received	$—
Carrying value of the non-controlling interest in 800 Commerce, Inc. in as of the change in control date	(65,526)
Less: Net deficit of 800 Commerce, Inc. as of May 10, 2012	(128,162)
$62,636

Subsequent to May 10, 2012, the Company’s investment in 800 Commerce is accounted for using the equity method and was reduced to zero.

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

The three hierarchy levels are defined as follows:

Level 1 – Quoted prices in active markets that is unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. There were not any outstanding warrants or options as of June 30, 2012 and 2011. As of June 30, 2012, the Company’s outstanding convertible debt is convertible into 91,944,444 shares of common stock, which was not included in the computation of dilutive loss per share because their impact is antidilutive.

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

For the three and six months ended June 30, 2012 and 2011, the Company did not grant any stock based compensation. As of June 30, 2012, we do not have any outstanding stock options or warrants.

(7)

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

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Expected Volatility Percentage	Risk free Interest Rate

12/20/11	$36,765	1 Year	$0.00272	$0.0033	147%	0.02

As of December 31, 2011, the Company revalued the Guaranty Note. For the period from issuance to December 31, 2011, the Company decreased the derivative liability of $36,765 by $1,050 resulting in a derivative liability balance of $35,715 at December 31, 2011. During the six months ended June 30, 2012, the company made payments of $8,000, reducing the balance of the Guaranty Note to $42,000 as of June 30, 2012. The Company revalued the remaining balance of the Guaranty Note as of June 30, 2012 and based on the valuation, the Company decreased the derivative liability balance by $6,547 resulting in a derivative liability balance of $29,167 at June 30, 2012.

The fair value of the embedded conversion feature of the Guaranty Note was calculated at June 30, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Expected Volatility Percentage	Risk free Interest Rate
$29,167	6 months	$0.00144	130.5%	0.09%

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

We received net proceeds of $67,500 from the 2011 Notes after debt issuance costs of $7,500 paid for lender legal fees. These debt issuance costs will be amortized over the earlier of the terms of the Note or any redemptions and accordingly $2,807 and $4,935 and has been expensed as debt issuance costs (included in interest expense) during the three and six months ended June 30, 2012.

On March 26, 2012, the investor converted $10,000 of the September 2011 Note. Pursuant to the Conversion Price, the Company issued 4,545,455 shares of common stock at approximately $0.0022 per share. As of March 31, 2012, the outstanding principal balance of the 2011 Notes was $65,000.

On April 23, 2012, the investor converted $10,000 of the September 2011 Note. Pursuant to the Conversion Price, the Company issued 5,000,000 shares of common stock at $0.002 per share.

On May 3, 2012, the investor converted $5,000 of the September Note and $1,000 of accrued and unpaid interest. Pursuant to the Conversion Price, the Company issued 3,750,000 shares of common stock at $0.0016 per share.

On May 16, 2012, the investor converted $12,000 of the October 2011 Note. Pursuant to the Conversion Price, the Company issued 8,571,429 shares of common stock at $0.0014 per share.

On May 31, 2012, the investor converted $13,000 of the October 2011 Note and $1,000 of accrued and unpaid interest. Pursuant to the Conversion Notice, the Company issued 14,000,000 shares of common stock at $0.001 per share.

On June 21, 2012, the investor converted $6,000 of the December 2011 Note. Pursuant to the Conversion Price, the Company issued 6,000,000 shares of common stock at $0.001 per share.

As of June 30, 2012, the outstanding principal balance of the 2011 Notes was $19,000.

On April 24, 2012, the Company entered into a $32,500 convertible note agreement (the 2012 Note) with the same investor under the same terms and conditions as the 2011 Notes. We received net proceeds of $30,000 from the 2012 Note after debt issuance costs of $2,500 paid for lender legal fees. These debt issuance costs will be amortized over the earlier of the terms of the Note or any redemptions and accordingly $611 and has been expensed as debt issuance costs (included in interest expense) during the three and six months ended June 30, 2012.

We have determined that the conversion feature of the 2011 Notes and 2012 Note (together the “Notes”) represent an embedded derivative since each Note is convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount will be accreted from the date of issuance to the maturity dates of each Note. The change in the fair value of the liability for derivative contracts will be recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the 2012 Notes resulted in an initial debt discount of $32,500 and an initial loss on the valuation of derivative liabilities of $1,711 for a derivative liability initial balance of $34,211.

(8)

 NOTE 6 – CONVERTIBLE DEBT - Con’t.

The fair value of the embedded conversion feature 2012 Note was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Expected Volatility Percentage	Risk free Interest Rate
4/24/12	$34,211	9 months	$0.0019	$0.0038	149.2%	0.09%

As of June 30, 2012, the Company revalued the embedded conversion feature of the 2012 Note. For the period from April 24, 2012 through June 30, 2012, the Company increased the derivative liability of $34,211 by $1,900 resulting in a derivative liability balance of $36,111.

The fair value of the 2012 Note was calculated at June 30, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Expected Volatility Percentage	Risk free Interest Rate
$36,111	9 months	$0.0009	125.6%	0.09%

The beneficial conversion feature included in the 2011 Notes resulted in an initial debt discount of $75,000 and an initial loss on the valuation of derivative liabilities of $41,882 for a derivative liability initial balance of $116,882. The fair value of the embedded conversion feature 2011 Notes was calculated at each issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Expected Volatility Percentage	Risk free Interest Rate
9/23/11	$55,556	9 months	$0.00225	$0.0069	141%	0.03%

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

As of March 31, 2012, the Company revalued the embedded conversion feature of the 2011 Notes. For the period from January 1, 2012 through March 31, 2012, the Company decreased the derivative liability of $89,101 by $34,177 resulting in a derivative liability balance of $54,924. As of June 30, 2012, the Company revalued the remaining $19,000 of the 2011 Notes. For the period from March 31, 2012 to June 30, 2012 the Company decreased the derivative liability balance by $14, resulting in a derivative liability balance of $21,111 related to the 2011 Notes.

The fair value of the remaining 2011 Notes was calculated at June 30, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Expected Volatility Percentage	Risk free Interest Rate
$21,111	9 months	$0.0009	125.6%	0.09%

The inputs used estimate the fair value of the derivative liabilities are considered to be level 2 inputs within the fair value hierarchy.

A summary of the derivative liability balance as of December 31, 2011 and June 30, 2012 is as follows:

Fair Value	Derivative Liability Balance 12/31/11	Initial Derivative Liability	Redeemed convertible notes	Fair value change- six months ended 6/30/12	Derivative Liability Balance 6/30/12
2011 Notes	$89,101	-	$(50,755)	$(17,235)	$21,111
Guaranty Note	35,715	-	(2,128)	(4,420)	29,167
2012 Note	-	$34,211	-	1,900	36,111
Total	$124,816	$34,211*	$(52,883)	$(19,755)	$86,389

*Comprised of $32,500, the discount on the face value of the convertible note and the initial derivative liability expense of $1,711 which is included in the derivative liability expense of $18,044 on the condensed statement of operations for the six months ended June 30, 2012, included herein.

NOTE 7 – RELATED PARTY TRANSACTIONS

Management and administration fees

During the three and six months ended June 30, 2012 the Company paid management fees of $4,128 and $6,028, respectively, to Michael Friedman (CEO), $3,260 for the three and six months ended June 30, 2012, respectively, to Eric Rodriguez (President) and $5,000 and $6,500, respectively, to Barry Hollander, our Chief Financial Officer (“CFO”). Additionally the Company, effective January 1, 2011 has agreed to annual compensation of $90,000 for its CEO and accordingly has expensed $22,500 and $45,000 for the three and six months ended June 30, 2012, which is included in deferred compensation, which totaled $135,000 and $90,000 as of the June 30, 2012 and December 31, 2011, respectively. The Company also paid Michele Friedman, the wife of our CEO, $3,600 and $5,700, respectively, during the three and six months ended June 30, 2012 as compensation for office administration and bookkeeping.

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

The Company has agreed to pay an additional $50,000 in common stock, which is included in accounts payable and accrued expenses on the June 30, 2012 and December 31, 2011 balance sheets. See Note 6.

(9)

NOTE 8 – COMMON AND PREFERRED STOCK

Common stock

During the quarter ended June 30, 2012, the Company issued 37,321,349 shares of common stock upon the conversion of $46,000 of debentures and $2,000 of accrued and unpaid interest. The shares were issued at an average price of approximately $0.0013 per share.

Preferred Stock

On June 20, 2012m the Company cancelled and returned to authorized but unissued one million shares of Preferred A Stock, and authorized 1,000,000 shares of Class B Convertible Preferred Stock (the “Class B Preferred Stock”), par value $0.01. The rights, preferences and restrictions of the Class B Preferred Stock state; i) each share of the Class B Convertible Preferred Stock shall be entitled to a number of votes determined at any time and from time to time determined by dividing the number of then issued and outstanding shares of the Corporation’s common stock by one million; ii) the Class B Convertible Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class; iii) each share of the Class B Preferred Stock shall be convertible into shares of the Company’s common stock at the option of the holder into a number of shares of common stock determined by dividing the number of then issued and outstanding shares of the Company’s common stock by one million.

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at June 30, 2012 and 2011.

As of June 30, 2012, the Company had a tax net operating loss carry forward of approximately $432,000. Any unused portion of this carry forward expires in 2029. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

NOTE 10 – CONTINGENCIES AND COMMITMENTS

The Company is not aware of any legal proceedings against it as of June 30, 2012. No contingencies have been provided in the financial statements.

Lease Agreement

Effective on December 1, 2011 the Company and its then majority owned subsidiary entered into a two year agreement to rent executive office space in West Palm Beach, Florida. The lease automatically renews for 3 month periods unless terminated in writing 30 days prior to the then current end date by either party. Totaling approximately 1,200 square feet, effective March 1, 2012 the Company’s portion of the monthly rent is $1,250.

NOTE 11 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2012 the Company had an accumulated deficit of $4,519,658 and a working capital deficit of $328,215. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

We presently maintain our daily operations and capital needs through the receipts of the monthly account residuals we receive directly from the Company’s processors. From time to time when we need additional working capital we have been able to issue convertible promissory notes to an unaffiliated investor. Additionally, the Company’s CEO. B. Michael Friedman has loaned the Company money in the past. The Company plans to increase sales of additional merchant accounts over the course of this fiscal year and has received term sheets for additional credit facilities for working capital if needed.

NOTE 12 – SUBSEQUENT EVENTS

In July 2012, holders of the Company’s convertible debt converted the remaining principal balance of the December 2011 Note of $19,000 and accrued interest of $1,000 into 27,559,524 shares of common stock at approximately $0.00726 per share.

On August 12, 2012 the Board of directors of the Company authorized the issuance of 800,000 shares of Class B Preferred stock. The shares were issued as follows: B. Michael Friedman, 250,000 shares issued in lieu of $135,000 in accrued and unpaid salary due Mr. Friedman for his role as CEO of the Company; Eric Rodriguez, 250,000 shares issued pursuant to a twelve month employment agreement dated August 10, 2012; Philip Johnston, 100,000 shares issued pursuant to legal services to be provided for one year beginning August 12, 2012; Barry Hollander, 50,000 shares issued for his services as CFO and Capital Strategy Corp., 150,000 shares for consulting services, including merger and acquisition consulting.

Management performed an evaluation of the Company’s activity through the date these financials were issued to determine if they must be reported. The Management of the Company determined that there were no other reportable subsequent events to be disclosed.

(10)

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

(a) Liquidity and Capital Resources.

For the six months ended June 30, 2012, net cash used in operating activities was $29,957 compared to cash provided by operations of $3,493 for the six months ended June 30, 2011. The company had a net loss $83,529 for the six months ended June 30, 2012 compared to a net loss of $225,965 for the six months ended June 30, 2011. The net loss for the six months ended June 30, was impacted by a gain of $62,636 for the deconsolidation of 800 Commerce. The results in the current period were also impacted by the amortization of the initial discount of $81,806 on the convertible notes and amortization of deferred financing fees of $5,546 also related to the convertible promissory notes. These amounts and the current six month loss were offset by a decrease in the change of the market value of derivative liabilities of $19,755.

During the six months ended June 30, 2012, net cash provided by financing activity was $27,000. This was comprised of issuance of a convertible promissory note of $32,500 and sales of stock by our subsidiary of $5,000. Payments of $8,000 on a convertible promissory note and a deferred financing fee of $2,500 were expended during the six months ended June 30, 2012.

For the six months ended June 30, 2012, cash and cash equivalents decreased by $2,577 compared to an increase of $3,493 for the six months ended June 30, 2011. Ending cash and cash equivalents at June 30, 2012 was $778 compared to $3,775 at June 30, 2011.

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

(11)

(b) Results of Operations

Results of operations for the three and six months ended June 30, 2012 vs. June 30, 2011

REVENUES

Revenues for the three and six months ended June 30, 2012 were $23,334 and $49,458 respectively, compared to $8,637 and $15,897 for the three and six months ended June 30, 2011, respectively. Revenues increased for the three and six months ended June 30, 2012 compared to 2011 as a result of additional merchant accounts.

OPERATING EXPENSES

Operating expenses were $67,104 and $121,246 for the three and six months ended June 30, 2012 compared to $228,565 and $241,862 for the three and six months ended June 30, 2011. The decrease in operating expenses for the three and six months ended June 30, 2012 was primarily attributable to $212,000 of stock based compensation expense recorded in 2011 associated with the issuance of stock to officers and consultants for services. Included in the 2012 expenses are $34,888 and $60,788 for the three and six months ended June 30, 2012, respectively of management fees, of which $22,500 (three months ended June 30, 2012) and $45,000 (six months ended June 30, 2012) was deferred by our CEO.

OTHER INCOME (EXPENSE)

Other expense for the three and six months ended June 30, 2012 was $10,844 and $12,256, respectively. Included in this amount is the gain of $62,636 recorded on the deconsolidation of 800 Commerce. Also included is interest expense of $46,812 and $92,936 for the three and six months ended June 30, 2012 respectively. For the three months ended June 30, 2012, interest expense is comprised of $41,477 related to the amortization of the initial discount on convertible promissory notes, $2,739 for the amortization of the deferred financing costs and $2,596 for the interest expense on the face value of the notes. For the six months ended June 30, 2012, interest expense is comprised of $81,806 related to the amortization of the initial discount on convertible promissory notes, $5,546 for the amortization of the deferred financing costs and $5,584 for the interest expense on the face value of the notes. Also included in other income for the three months ended June 30, 2012 was an expense of $26,668 for the fair market value change in the derivative liability associated with convertible promissory notes. For the six months ended June 30, 2012 the cumulative effect of the fair market value change resulted in a decrease to the liability and other income of $18,044.

OFF BALANCE SHEET ARRANGEMENTS

None

 Critical Accounting Policies

See Note 2 to the condensed consolidated financial statements included herein.

(12)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2012, our disclosure controls and procedures are not effective.

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

(13)

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2012, the Company issued 37,321,349 shares of common stock upon the conversion of $46,000 of debentures and $2,000 of accrued and unpaid interest. The shares were issued at an average price of approximately $0.0013 per share.

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

31.1 Certification of Chief Executive Officer, and Director Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Chief Financial Officer, and Director Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer, and Director Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.2 Certification of Chief Financial Officer, and Director Pursuant to Section 906 of the Sarbanes-Oxley Act.

(b) Reports on Form 8-K. During the fiscal quarter ended June 30, 2012, the Company filed the following reports:

None.

(14)

SIGNITURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 17, 2012

MEDISWIPE, INC.

By: /s/ B. Michael Friedman

B. Michael Friedman

Chief Executive Officer and Director

(Principal Executive Officer)

(15)