Form 10-Q
period 2012-09-30
MEDISWIPE INC.
filed 2012-11-14
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number 000-1321002

___________MEDISWIPE, INC.___________

(Exact name of registrant as specified in its charter)

Delaware _____ 20-8484256__

(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

________477 South Rosemary Ave., Suite 203, West Palm Beach, FL, 33401__________

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

Yes   ☐       No  ☒

The number of shares outstanding of the Registrant's $0.01 par value Common Stock as of November 10, 2012 was 444,167,878 shares.

(1)

(2)

MEDISWIPE, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$812	$3,355
Accounts receivable	—	6,028
Deferred financing costs	1,055	5,907
Prepaid assets	—	5,000
Total current assets	$1,867	$20,290

Current Liabilities:
Accounts payable and accrued expenses	$75,517	$62,051
Accrued salary	15,000	90,000
Convertible debt, net of discounts of $13,722 (2012) and $94,477 (2011)	56,778	30,523
Derivative liabilities	113,616	124,816
Total current liabilities	260,911	307,390

Stockholders' Deficiency:
Series B convertible preferred stock, $0.01 par value; 1,000,000 shares authorized, 550,000
shares outstanding (2012)	5,500	—
Common stock, $.01 par value; 500,000,000 shares authorized; 444,167,878 shares
and 374,741,470 shares issued and outstanding, respectively	4,441,681	3,747,414
Additional paid-in capital	240,009	466,446
Accumulated deficit	(4,766,517)	(4,436,129)
Deferred compensation	(179,717)	—
Total company stockholders' deficiency	(259,044)	(222,269)
Less noncontrolling interest	—	(64,831)
Total deficiency	(259,044)	(287,100)

	$1,867	$20,290

 See notes to condensed financial statements

(3)

MEDISWIPE, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Fee revenue, net	$781	$19,326	$50,239	$35,222

Operating Expenses:
Administrative and management fees	152,641	—	213,429	150,000
Professional fees	4,100	13,000	11,500	80,900
Commissions	—	—	8,512	—
Rent and other occupancy costs	3,582	—	15,265	—
Other general and administrative expenses	1,156	34,302	34,199	58,265

Total operating expenses	161,479	47,302	282,905	289,165

Operating loss	(160,698)	(27,976)	(232,666)	(253,943)

Other Income (Expense):
Interest expense	(35,045)	(755)	(127,981)	(755)
Derivative expense	(51,116)	(5,613)	(33,072)	(5,613)
Gain on deconsolidation of subsidiary	—	—	62,636	—
Total other expense, net	(86,161)	(6,368)	(98,417)	(6,368)

Net loss	(246,859)	(34,344)	(331,083)	(260,311)
Less: net loss attributable to noncontrolling interest	—	—	695	—

Net loss attributable to Mediswipe, Inc.	$(246,859)	$(34,344)	$(330,388)	$(260,311)

Basic and diluted loss attributable to Mediswipe, Inc.
common shareholders, per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	440,791,373	379,741,470	403,701,126	373,100,200

See notes to condensed financial statements

(4)

MEDISWIPE, INC
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(330,388)	$(260,311)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	7,352	65
Amortization of discount on convertible notes	113,255	648
Change in fair value of derivative liabilities	31,361	(24,943)
Initial derivative liability expense on convertible notes	1,711	30,556
Stock issued in settlement of note payable	—	283
Change in noncontrolling interest	(695)	—
Gain on deconsolidation of subsisiary	(62,636)	—
Cash effect of deconsolidation	(5,166)	—
Preferred stock issued for services	135,061	212,000
Changes in operating assets and liabilities:
(Increase) decrease:
Accounts receivable	4,934	—
Other assets and receivables	—	(5,470)
Increase:
Accounts payable and accrued expenses	17,588	1,029
Accrued salary	62,080	—
Net cash used in operating activities	(25,543)	(46,143)

Cash flows from financing activities:
Issuance of common stock for cash	—	20,000
Issuance of subsidiary common stock for cash	5,000	—
Proceeds from issuance of notes payable related parties	—	16,800
Repayments on notes payable, related parties	—	(6,100)
Proceeds from issuance of convertible debt	32,500	25,000
Payment of deferred financing costs	(2,500)	(2,500)
Repayments on convertible notes	(12,000)	—
Net cash provided by financing activities	23,000	53,200

Net increase (decrease) in cash and cash equivalents	(2,543)	7,057
Cash and cash equivalents, beginning	3,355	282

Cash and cash equivalents, ending	$812	$7,339

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Common stock issued upon conversion of notes payable and interest	$78,000	$—

Re-class of derivative liabilities to additional paid in capital upon
conversion of convertible notes	$71,866	$—

Preferred stock issued for services, deferred compensation and accrued salary
	$451,858	$—

See notes to condensed financial statements

(5)

MEDISWIPE, INC.

NOTES TO CONDENSED

UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

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

On June 14, 2011, Cannabis Medical Solutions, Inc. changed its name to MediSwipe Inc. to further expand its’ merchant and mobile payment solutions to the overall health and wellness sector. In August 2012, the Company issued to officers and consultants, as consideration for services performed and for future services, 550,000 shares of Series B Preferred Stock, which is convertible into the number of shares of common stock determined by dividing the number of shares of common stock issued and outstanding on the day of conversion by 1,000,000, or 244,292,333 shares of common stock as of September 30 2012.   (See note 8.)

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

Previously, the Company provided merchant services to approximately forty medical dispensaries and wellness centers throughout California and Colorado through our sponsor bank Electronic Merchant Systems (“EMS”). EMS has advised all medical dispensaries that they will no longer accept their Visa and MasterCard transactions. This change was effective on July 1, 2012 and will have a materially adverse effect on our business. EMS did tell their clients that they can still take Discover cards, but asked that medical dispensary merchants batch and settle any Visa and Mastercard transactions by June 30, 2012. Mediswipe has moved over the last several months to expand and offer its merchant processing and payments services to the overall health and wellness sector, as well as to seek strategic partnerships within the mobile healthcare industry to lessen the impact of the dispensary processing business division.

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

(6)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 16, 2012. Interim results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of future results for the full year. Certain amounts from the 2011 period have been reclassified to conform to the presentation used in the current period.

The condensed financial statements include the accounts of the Company and 800 Commerce, until May 10, 2012 when 800 Commerce sold shares of its common stock to third parties resulting in the Company no longer holding a controlling interest in 800 Commerce. All material intercompany balances and transactions have been eliminated

NONCONTROLLING INTEREST AND DECONSOLIDATION

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

From January 1, 2011 through May 31, 2011, the Company owned 100% of 800 Commerce. From June 1, 2011 through October 1, 2011 800 Commerce sold 465,000 shares of its common stock and issued 3,534,000 shares of its common stock to its officers as compensation. After these transactions, the Company owned 60% of 800 Commerce. On May 10, 2012, 800 Commerce sold 3,150,000 shares of its common stock, reducing the Company’s ownership to 45%. On May 18, 2012, 800 Commerce sold 1,500,000 shares of its common stock, reducing the Company’s ownership to 40%. On June 10, 2012 issued 1,500,000 shares of common stock pursuant to a consulting agreement and 1,851,000 shares of common stock for legal services and in lieu of compensation, and since June 30, 2012, 800 Commerce has sold 500,000 shares of its common stock and issued 500,000 shares of its common stock pursuant to a consulting agreement. Subsequent to these issuances the Company currently owns approximately 32% of the outstanding common stock of 800 Commerce. Effective May 10, 2012, the Company is no longer consolidating 800 Commerce in its’ financial statements. The noncontrolling interest included in the Company’s consolidated statement of operations is a result of noncontrolling interest investments in 800 Commerce up to the date of deconsolidation of May 10, 2012. Noncontrolling interests through May 10, 2012 are classified in the condensed consolidated statements of operations as part of consolidated net loss.

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

The Company recognizes revenue during the month in which commissions are earned.

(7)

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

The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses, and convertible debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes. Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at the tax rate expected to be in effect at the time of realization. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. Interest and penalties are classified as a component of interest and other expenses. To date, the Company has not been assessed, nor paid, any interest or penalties.

Uncertain tax positions are measured and recorded by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized. The Company’s tax years subsequent to 2005 remain subject to examination by federal and state tax jurisdictions.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. There were not any outstanding warrants or options as of September 30, 2012 and 2011. As of September 30, 2012, the Company’s outstanding convertible debt is convertible into 69,308,112 shares of common stock and 550,000 shares of Series B convertible preferred stock is convertible into 244,292,333 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

For the three and nine months ended September 30, 2012 the Company recorded stock based compensation of $135,061 (See Notes 7 and 8). For the nine months ended September 30, 2011 the Company issued 15,600,000 shares of restricted common stock to officers and consultants for services totaling $212,000. As of September 30, 2012, we do not have any outstanding stock options or warrants.

(8)

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

Industry

Previously, the Company generated substantially all of its’ revenue from providing merchant services to approximately forty medical dispensaries and wellness centers throughout California and Colorado through our sponsor bank Electronic Merchant Systems (“EMS”). EMS has advised all medical dispensaries that they will no longer accept their Visa and MasterCard transactions. This change was effective on July 1, 2012 and will have a materially adverse effect on our business.

(9)

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

As of December 31, 2011, the Company revalued the Guaranty Note. For the period from issuance to December 31, 2011, the Company decreased the derivative liability of $36,765 by $1,050 resulting in a derivative liability balance of $35,715 at December 31, 2011. During the nine months ended September 30, 2012, the company made payments of $12,000, reducing the balance of the Guaranty Note to $38,000 as of September 30, 2012. The Company revalued the remaining balance of the Guaranty Note as of September 30, 2012 and based on the valuation, the Company decreased the derivative liability balance by $10,714 resulting in a derivative liability balance of $25,000 at September 30, 2012.

The fair value of the embedded conversion feature of the Guaranty Note was calculated at September 30, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Expected Volatility Percentage	Risk free Interest Rate
$25,000	3 months	$0.00152	158%	0.1%

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

We received net proceeds of $67,500 from the 2011 Notes after debt issuance costs of $7,500 paid for lender legal fees. These debt issuance costs will be amortized over the earlier of the terms of the Note or any redemptions and accordingly $972 and $5,598 and has been expensed as debt issuance costs (included in interest expense) during the three and nine months ended September 30, 2012.

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

On May 3, 2012, the investor converted $5,000 of the September 2011 Note and $1,000 of accrued and unpaid interest. Pursuant to the Conversion Price, the Company issued 3,750,000 shares of common stock at $0.0016 per share. This conversion resulted in the September 2011 Note having been paid in full.

On May 16, 2012, the investor converted $12,000 of the October 2011 Note. Pursuant to the Conversion Price, the Company issued 8,571,429 shares of common stock at $0.0014 per share.

On May 31, 2012, the investor converted $13,000 of the October 2011 Note and $1,000 of accrued and unpaid interest. Pursuant to the Conversion Notice, the Company issued 14,000,000 shares of common stock at $0.001 per share. This conversion resulted in the October 2011 Note having been paid in full.

On June 21, 2012, the investor converted $6,000 of the December 2011 Note. Pursuant to the Conversion Price, the Company issued 6,000,000 shares of common stock at $0.001 per share.

On July 9, 2012, the investor converted $9,000 of the December 2011 Note. Pursuant to the Conversion Price, the Company issued 11,250,000 shares of common stock at $0.0008 per share.

On July 11, 2012, the investor converted $8,500 of the December 2011 Note. Pursuant to the Conversion Price, the Company issued 12,142,857 shares of common stock at $0.0007 per share.

On July 24, 2012, the investor converted $1,500 of the December 2011 Note and $1,000 of accrued and unpaid interest. Pursuant to the Conversion Price, the Company issued 4,166,667 shares of common stock at $0.0006 per share. This conversion resulted in the December 2011 Note having been paid in full.

On April 24, 2012, the Company entered into a $32,500 convertible note agreement (the 2012 Note) with the same investor under the same terms and conditions as the 2011 Notes. We received net proceeds of $30,000 from the 2012 Note after debt issuance costs of $2,500 paid for lender legal fees. These debt issuance costs will be amortized over the earlier of the terms of the Note or any redemptions and accordingly $833 and $1,444 has been expensed as debt issuance costs (included in interest expense) during the three and nine months ended September 30, 2012.

The Company determined that the conversion feature of the 2011 Notes and 2012 Note (together the “Notes”) represent an embedded derivative since each Note is convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount will be accreted from the date of issuance to the maturity dates of each Note. The change in the fair value of the liability for derivative contracts will be recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the 2012 Notes resulted in an initial debt discount of $32,500 and an initial loss on the valuation of derivative liabilities of $1,711 for a derivative liability initial balance of $34,211.

The fair value of the embedded conversion feature of the 2012 Note was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Expected Volatility Percentage	Risk free Interest Rate
4/24/12	$34,211	9 months	$0.0019	$0.0038	149.2%	0.09%

As of September 30, 2012, the Company revalued the embedded conversion feature of the 2012 Note. For the period from April 24, 2012 through September 30, 2012, the Company increased the derivative liability of $34,211 by $54,406 resulting in a derivative liability balance of $88,616. The fair value of the 2012 Note was calculated at September 30, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Expected Volatility Percentage	Risk free Interest Rate
$88,616	1 month	$0.00073	165.4%	0.06%

The inputs used estimate the fair value of the derivative liabilities are considered to be level 2 inputs within the fair value hierarchy.

A summary of the derivative liability balance as of December 31, 2011 and September 30, 2012 is as follows:

Fair Value	Derivative Liability Balance 12/31/11	Initial Derivative Liability	Redeemed convertible notes	Fair value change- six months ended 9/30/12	Derivative Liability Balance 9/30/12
2011 Notes	$89,101	-	$(71,866)	$(17,235)	$ -
Guaranty Note	35,715	-	(4,906)	(5,810)	25,000
2012 Note	-	$34,211	-	54,406	88,616
Total	$124,816	$34,211*	$(76,772)	$31,361	$113,616

*Comprised of $32,500, the discount on the face value of the convertible note and the initial derivative liability expense of $1,711 which is included in the derivative liability expense of $33,072 on the condensed statement of operations for the nine months ended September 30, 2012, included herein.

(10)

NOTE 7 – RELATED PARTY TRANSACTIONS

Management and administration fees and stock compensation expense

Effective January 1, 2011, the Company has agreed to annual compensation of $90,000 for its CEO. For the three and nine months ended September 30, 2012 the Company recorded management fee expenses for management as follows:

Payee	Three months ended September 30, 2012	Nine months ended September 30, 2012
B. Michael Friedman (CEO	$17,580	$68,608
Erick Rodriguez (Pres.)	-	3,260
Barry Hollander (CFO)	-	6,500
TOTAL	$$17,580	$78,368

In August 2012, the Company issued 250,000 shares of Class B Preferred Stock to the CEO, valued at $205,390 and reduced the amount owed of accrued salaries owed to Mr. Friedman by $137,080 and recorded an expense of $68,310; included in stock compensation expense for the three and nine months ended September 30, 2012. As of September 30, 2012 Mr. Friedman is owed $15,000 in accrued salary. In August 2012, Mr. Hollander received 50,000 shares of Series B preferred stock valued at $41,078 which is included in stock compensation expense for the three and nine months ended September 30, 2102.

Agreements with prior management

In December 2011 the Company issued a $50,000 convertible promissory note (see Note 6) as part of a guaranty fee due to a Company that is affiliated with a former officer of the Company. Terms of the note include an eight percent per annum interest rate and the note matures on the one year anniversary on December 20, 2012. Additionally, the holder of the Note has the right to convert the note into shares of common stock of the Company at a conversion price equal to eighty percent (80%) of the lowest closing bid price of the common stock within five (5) days of the conversion.

The Company has agreed to pay an additional $50,000 in common stock, which is included in accounts payable and accrued expenses on the September 30, 2012 and December 31, 2011 balance sheets.

NOTE 8 – COMMON AND PREFERRED STOCK

Common Stock

During the quarter ended September 30, 2012, the Company issued 27,559,524 shares of common stock upon the conversion of $19,000 of debentures and $1,000 of accrued and unpaid interest. The shares were issued at an average price of approximately $0.00073 per share.

Preferred Stock

On June 20, 2012 the Company cancelled and returned to authorized but unissued one million shares of Preferred A Stock, and authorized 1,000,000 shares of Class B Convertible Preferred Stock (the “Class B Preferred Stock”), par value $0.01. The rights, preferences and restrictions of the Class B Preferred Stock state; i) each share of the Class B Convertible Preferred Stock shall be entitled to a number of votes determined at any time and from time to time determined by dividing the number of then issued and outstanding shares of the Corporation’s common stock by one million; ii) the Class B Convertible Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class; iii) each share of the Class B Preferred Stock shall be convertible into shares of the Company’s common stock at the option of the holder into a number of shares of common stock determined by dividing the number of then issued and outstanding shares of the Company’s common stock by one million (244,292,333 shares as of September 30, 2012).  The preferred stock cannot be converted into a number of common shares that causes the number of issued and outstanding common stock to exceed the number of authorized shares of common stock.

On August 13, 2012 the Board of Directors of the Company authorized the issuance of 550,000 shares of Series Preferred stock. The shares were issued as follows: B. Michael Friedman, 250,000 shares issued in lieu of accrued and unpaid salary due Mr. Friedman and stock based compensation (see Note 7) for his role as CEO of the Company; Philip Johnston, 100,000 shares issued pursuant to legal services to be provided for one year beginning August 12, 2012; Barry Hollander, 50,000 shares issued for his services as CFO (see Note 7) and Capital Strategy Corp., 150,000 shares for consulting services, including merger and acquisition consulting. The shares issued for legal services and consulting were recorded as deferred compensation (originally $205,390) and are being amortized over the term of their respective agreements. Accordingly, the Company has expensed and included $25,674 in stock based compensation for the three and nine months ended September 30, 2012.

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at September 30, 2012 and 2011.

As of September 30, 2012, the Company had a tax net operating loss carry forward of approximately $442,000. Any unused portion of this carry forward expires in 2029. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

(11)

NOTE 10 – CONTINGENCIES AND COMMITMENTS

The Company is not aware of any legal proceedings against it as of September 30, 2012. No contingencies have been provided in the financial statements.

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

NOTE 11 – GOING CONCERN

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2012 the Company had an accumulated deficit of $4,766,517 and a working capital deficit of $259,044. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

We presently maintain our daily operations and capital needs through the receipts of the monthly account residuals we receive directly from the Company’s processors. From time to time when we need additional working capital we have been able to issue convertible promissory notes to an unaffiliated investor. Additionally, the Company’s CEO. B. Michael Friedman has loaned the Company money in the past. The Company plans to increase sales of additional merchant accounts over the course of this fiscal year.

NOTE 12 – SUBSEQUENT EVENTS

On October 11, 2012, the Board of Directors of the Company approved the distribution to shareholders on a pro-rata basis of the six million (6,000,000) shares of common of 800 Commerce, owned by the Company (the “Distribution”). 800 Commerce filed an S-1 Registration Statement on October 17, 2012 with the Securities and Exchange Commission (“SEC”). Upon approval from the SEC, the Company and other regulatory approvals required, the Company will announce a shareholder record date, whereby shareholders of the Company as of that date will be entitled to their pro-rata share of the Distribution.

On October 25, 2012, the holder of the Company’s convertible debt converted $15,000 of the April 2012 Note into 10,714,286 shares of common stock at approximately $0.0014 per share. As a result, the outstanding Series B preferred stock is convertible into an additional 5,892,857 shares of common stock, for an aggregate of 250,185,190 shares of common stock.

Management performed an evaluation of the Company’s activity through the date these financials were issued to determine if they must be reported. The Management of the Company determined that there were no other reportable subsequent events to be disclosed.

(12)

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

The independent auditors reports on our financial statements for the years ended December 31, 2011 and 2010 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 11 to the condensed financial statements filed herein.

(a) Liquidity and Capital Resources.

For the nine months ended September 30, 2012, net cash used in operating activities was $25,543 compared to $46,143 for the nine months ended September 30, 2011. The company had a net loss $330,388 for the nine months ended September 30, 2012 compared to a net loss of $260,311 for the nine months ended September 30, 2011. The net loss for the nine months ended September 30, 2012 was impacted by a gain of $62,636 for the deconsolidation of 800 Commerce. The results in the current period were also impacted by stock compensation expense of $135,061 related to the issuance of Series B preferred stock, the amortization of the initial discount of $113,255 on the convertible notes, the initial derivative liability expense and the change in the fair market value of the derivatives of $33,072 and amortization of deferred financing fees of $7,352 also related to the convertible promissory notes.

During the nine months ended September 30, 2012, net cash provided by financing activity was $23,000. This was comprised of issuance of a convertible promissory note of $32,500 and sales of stock by our subsidiary of $5,000. Payments of $12,000 on a convertible promissory note and a deferred financing fee of $2,500 were expended during the nine months ended September 30, 2012.

For the nine months ended September 30, 2012, cash and cash equivalents decreased by $2,543 compared to an increase of $7,057 for the nine months ended September 30, 2011. Ending cash and cash equivalents at September 30, 2012 was $812 compared to $7,339 at September 30, 2011.

We have limited cash and cash equivalents on hand. We presently maintain our daily operations and capital needs through the receipts of our monthly account residuals. We will need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due. Sources available to us that we may utilize include the sale of unsecured convertible debentures from unaffiliated investors which may cause dilution to our stockholders. Additionally, our CEO has loaned the Company money in the past. The company expects to increase sales of additional merchant accounts over the course of this fiscal year.

(b) Results of Operations

Results of operations for the three and nine months ended September 30, 2012 vs. September 30, 2011

REVENUES

Revenues for the three and nine months ended September 30, 2012 were $781 and $50,239 respectively, compared to $19,326 and $35,222 for the three and nine months ended September 30, 2011, respectively. Revenues decreased substantially in the current three month period due to the Company no longer being able to provide merchant services to approximately forty medical dispensaries and wellness centers throughout California and Colorado through our sponsor bank Electronic Merchant Systems (“EMS”). EMS has advised all medical dispensaries that they will no longer accept their Visa and MasterCard transactions. This change was effective on July 1, 2012 and will continue to have a materially adverse effect on our medical dispensary processing business. The company is expanding its merchant processing and payment servies to the overall health and wellness sector.

OPERATING EXPENSES

Operating expenses were $161,479 and $282,905 for the three and nine months ended September 30, 2012 compared to $47,302 and $289,165 for the three and nine months ended September 30, 2011. The increase in operating expenses for the three months ended September 30, 2012 compare to September 30, 2011 was a result of stock based compensation of $135,061 in the current period. For the nine months ended September 30, 2012 operating expenses decreased by $6,260 compared to September 30, 2011. The decrease was a result of stock based compensation decreasing by $76,939; from $212,000 for the nine months ended September 30, 2011 to $135,061 for the nine months ended September 30, 2012. The decrease in stock based compensation was partially offset by increases in administrative and management fees and other general and administrative expenses.

OTHER INCOME (EXPENSE)

Other expense for the three and nine months ended September 30, 2012 was $86,161 and $98,417, respectively. Included in this amount for the nine months is the gain of $62,636 recorded on the deconsolidation of 800 Commerce. Also included is interest expense of $35,045 and $127,981 for the three and nine months ended September 30, 2012 respectively. For the three months ended September 30, 2012, interest expense is comprised of $31,449 related to the amortization of the initial discount on convertible promissory notes, $1,806 for the amortization of the deferred financing costs and $1,790 for the interest expense on the face value of the notes. For the nine months ended September 30, 2012, interest expense is comprised of $113,255 related to the amortization of the initial discount on convertible promissory notes, $7,352 for the amortization of the deferred financing costs and $7,374 for the interest expense on the face value of the notes. Also included in other expenses for the three and nine months ended September 30, 2012 was $51,116 and $33,072, respectively, for the fair market value change in the derivative liability associated with convertible promissory notes.

OFF BALANCE SHEET ARRANGEMENTS

None

 Critical Accounting Policies

See Note 2 to the condensed consolidated financial statements included herein.

(13)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2012, our disclosure controls and procedures are not effective.

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

(14)

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2012, the Company issued 27,559,524 shares of common stock upon the conversion of $19,000 of debentures and $1,000 of accrued and unpaid interest. The shares were issued at an average price of approximately $0.0007 per share.

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

31.1 Certification of Chief Executive Officer, and Director Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Chief Financial Officer, and Director Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer, and Director Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.2 Certification of Chief Financial Officer, and Director Pursuant to Section 906 of the Sarbanes-Oxley Act.

(b) Reports on Form 8-K. During the fiscal quarter ended September 30, 2012, the Company filed the following reports:

Form 8-K/A was filed on July 18, 2012

Form 8-K/A was filed on July 27, 2012

Form 8-K/A was filed on August 9, 2012

SIGNATURES

(15)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2012

MEDISWIPE, INC.

By: /s/ B. Michael Friedman

B. Michael Friedman

Chief Executive Officer and Director

(Principal Executive Officer)