Form 10-K
period 2012-12-31
MEDISWIPE INC.
filed 2013-04-02
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-1321002

MEDISWIPE, INC.

(Name of small business issuer in its charter)

Delaware	20-8484256
(State or other Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2000 Town Center, Suite 1900, Southfield, Mi. 48075

(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number: (248) 262-6850

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value per share

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days:   Yes  ☐ . No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   .No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes      . No  ☒ .

The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of June 30, 2012 was $635,400, at March 15, 2013, the Registrant had 466,632,164 shares of common stock, par value $0.01 per share, issued and outstanding.

Documents incorporated by reference: None

(1)

MEDISWIPE, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

	PART I	PAGE #
ITEM 1	BUSINESS	4-5
ITEM 1B	RISK FACTORS	6-7
ITEM 2	UNRESOLVED STAFF COMMENTS	8
ITEM 3	PROPERTIES	8
ITEM 4	MINE SAFETY DISCLOSURES	8

	PART II
ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	9
ITEM 6	SELECTED FINANCIAL DATA	10
ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12
ITEM 8	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	12
ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	12
ITEM 9A	CONTROLS AND PROCEDURES	12
ITEM 9B	OTHER INFORMATION	12

	PART III
ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.	13
ITEM 11	EXECUTIVE COMPENSATION	14
ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS MANAGEMENT AND RELATED STOCKHOLDER MATTERS	14-15
ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	16
ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES	16

	PART IV
ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	17
	SIGNATURES	18

	CERTIFICATIONS
Exhibit 31	Management certification	17
Exhibit 32	Sarbanes-Oxley Act	17

(2)

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

(3)

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

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

On March 8, 2010 the Company completed the acquisition of 800 Commerce, Inc. (“800 Commerce”) a Florida Corporation incorporated by the Company’s Chief Executive Officer. The company issued 10,000,000 shares of common stock to 800 Commerce for all the issued and outstanding stock of 800 Commerce, Inc. See NONCONTROLLING INTEREST AND DECONSOLIDATION on page xx of this Form 10-K.

In June 2010, 312,887,016 shares of common stock were issued as dividend shares (the “dividend”) to all existing shareholders of common stock of record.

Unless otherwise noted, references in this Form 10-K to “Seraph,” “Commerce Online, Inc.,” “Cannabis Medical Solutions” the “Company,” “we,” “our” or “us” means MediSwipe, Inc.

(b) Financial information about segments.

Through December 31, 2012 we operated in only one business segment.

(c) Narrative Description of Business

MediSwipe Inc. (www.MediSwipe.com) offers a complete line of merchant services providing innovative solutions for electronically processing merchant and patient transactions within the healthcare industry. The Company is primarily focused on providing payment and banking solutions to licensed medical marijuana dispensaries, pharmacies and healthcare patient facilities.

Through June 30, 2012, the Company provided merchant services to approximately forty medical dispensaries and wellness centers throughout California and Colorado through our sponsor bank Electronic Merchant Systems (“EMS”). Effective July 1, 2012, EMS advised all medical dispensaries that they will no longer accept their Visa and MasterCard transactions. This action had a materially adverse effect on our business. EMS did tell their clients that they can still take Discover cards, but asked that medical dispensary merchants batch and settle any Visa and Mastercard transactions by June 30, 2012.

Mediswipe has moved over the last several months through strategic partnerships within the medicinal marijuana healthcare industry to overcome the impact of the decline in the dispensary processing credit card business. The Company is developing alternative methods of payments, by providing credit card payment ability through the use of customized kiosks within the dispensaries as well as introducing vertical product lines including digital patient records and medical data management systems (“DMS”), accounts receivable financing and elective surgery financing.

Products and Services

Mediswipe Stored Value Cards

The Mediswipe Stored Valued Card system provides among other things, complete reporting, administrative functions, tracking of patient purchases, batching of state licensing fees and taxes, customer bonus rewards and marketing via text messaging and HTML emails to patients. The easy to install system, provides extensive reporting capabilities through live transactions and significantly reduces fraud and theft occurrences. The MediSwipe solution provides a POS based tablet and virtual payment alternative allowing vendors and merchants to offer a cashless transaction to patients and customers which will track all transactions as well as provide a bonus/loyalty and rewards program. The Mediswipe Stored Valued Cards ma be branded to specific merchants and networked to multiple locations.

Data Management System

MediSwipe has an exclusive license with Digital Records Inc. for technology that enables consumers to securely file, store and conveniently retrieve important original and authentic personal health documents via the Internet. A complex security-stressed society faces many real and perceived threats that require on-demand access to valuable documents at home and during travel. Authentic images of documents such as; a passport while traveling abroad, or a prescription for a medical need or a homeowner’s policy during an evacuation are always accessible via the MediSwipe Digital Management System (“DMS”). The service is an economical solution with an easy-to-use web-based application that has the potential to appeal to a market base of at least 75 million U.S. consumers.

MediSwipe DMS is compatible with virtually all operating systems, web browsers, and file formats. It is so easy; users can quickly upload or even e-fax their documents into their secure “vault”, and then organize, manage, review and send document copies wherever needed, anytime via the Internet.

The MediSwipe DMS provides the highest level of privacy and security and does not rely on the accuracy of user-entered data, in contrast to many other products where that type of error could be very dangerous. Images of actual documents, uploaded easily to the patient personal registry, form the basis for this solution. Those critical personal items are safe and timeless in a secure, encrypted environment where privacy & security are paramount. Patients can then load all of the data onto their own digital patient identification card to be used throughout the MediSwipe platform.

(4)

Kiosks

Patients, who have their medical records scanned to an encrypted digital patient identification card as described above, can then use the card with the MediPay kiosks. The Medipay kiosks in addition to providing alternative forms of cash payments; will also transfer and store all transactions onto the patient’s identification card, thereby giving the patient a full history of all their transactions along with their medical records. MediSwipe shall receive monthly digital record storage fees similar to a virtual medical dropbox and patient portal application, as well as transaction fees similar to an ATM designed specifically around healthcare transactions.

All medical data will be Patients have complete ownership and control of their medical data. This means the patient may always view and manage his or her data at any time and from any location simply by plugging in the card to any computer or transferring the data to a mobile device. The MediSwipe digital storage application is a secure and user-friendly way to backup and manage your medical records than with the MediSwipe electronic, web-based software and records storage patient ID cards.

The MediPay Kiosks will provide a cash in /coupon voucher or payment card out option to reduce cash payment only options for medicine, and provide that service for about the same transaction fee as an ATM. We are designing the second generation of MediPay kiosks to allow direct payment to the states for state tax revenue.

Patient Certification and Registry Services and Caregiver’s Record Management Services

The first patient certification center is planned to open prior to April 1, 2013, pending completion of all necessary licensing approvals needed. Located in Washtenaw County, Michigan, the center will be the first of its kind within the state allowing patients to receive guidance in filing required documents to the state in applying for state medical marijuana ID cards. The patient will also receive consultations with doctors and physicians for state certification and digitization and management of medical records within the MediSwipe system on behalf of registered caregivers. The certification centers will also allow for a central point for the 27,000 caregivers within the state to register within the MediSwipe data management system, for maintenance and data management of the patient count of each caregiver. The second certification center to be owned and operated by MediSwipe will include the acquisition of real property and building structure located in Ypsilanti, Michigan.

Fully licensed doctors will conduct their legal and ethical duties in full compliance with Michigan Medical Marijuana Certification guidelines. The MediSwipe Certification Centers will abide by the Michigan's Medical Marijuana Act, where a physician must state in writing that the patient has a debilitating medical condition that qualifies them for medical marijuana treatment. The MediSwipe Certification Centers will provide qualified patients with physician certifications for the use of medical marijuana. This certification is required in order to obtain valid a medical marijuana ID card from the State of Michigan. A state issued card allows patients to use marijuana treatment legally in the State of Michigan.

Patients suffering from the following listed conditions, may qualify for certification and Michigan state ID cards; Agitation of Alzheimer’s Disease, Cancer, Crohn’s Disease, glaucoma, Hepatitis C, HIV, severe nausea, severe and chronic pain, seizures and severe and persistent muscle spasms.

The new certification centers will provide HIPAA compliant medical data management system for the medical marijuana sector on behalf of patients and caregivers, providing patient authentication and storage of data, while at the same time streamlining the application process for new patients to receive state ID cards, provide certifications by licensed physicians and registration within our cloud based HIPAA compliant medical records database. Our goal will be to work with all regulated states, caregivers and patients to allow access to a compliant reporting system that will not only ensure patient security and privacy rights, but at the same time, provide necessary reporting data to states to increase state tax revenue.

MediSwipe will receive processing and filing fees from the new patients for streamlining the process with the state, and receive monthly data management fees from caregivers for managing their patient data as a revenue model.

Employees

In addition to the Company’s executive officers, currently the Company has two employees. The Company relies on several independent contractors and other agreements it has with other companies to provide the services needed.  Each management hire has been carefully selected to address immediate needs in particular functional areas, but also with consideration of the Company’s future needs during a period of expected rapid growth and expansion.  Value is placed not only on outstanding credentials in specific areas of functional expertise, but also on cross-functionality, a strong knowledge of content acquisition and distribution, along with hands-on experience in scaling operations from initial beta and development stage through successful commercial deployment.

Sales and Marketing Strategy

MediSwipe’s plan is to gain market share and move quickly to secure a relevant market position within the healthcare industry. MediSwipe intends to accomplish this by continuing the development of MediSwipe software, and by cultivating relationships with clients that will result in a long term, repetitive business. The Company will target medical practices, health maintenance organizations, wellness centers, medical dispensaries and internet users. The Company will utilize public relations campaigns, medical conferences, mobile applications, billboards, trade shows and alliances and partnerships with third parties.

In order to more quickly penetrate its target market, MediSwipe will need to recruit computer technicians, invest in more server hardware and expand its staff.

Competition

There are other companies working in the medical information technology arena such as GE Healthcare, Bio-Imaging Technologies, and Cyber Records.

Some competing companies offer a USB key for medical record storage, but require the customer to provide or "self-populate" the information to be stored. The information in a self-populated record is limited and is only as accurate as the individual's memory and understanding of their health condition.

Other companies expect each customer to obtain their own medical records from their various healthcare providers. Some offer a CD-Rom for record storage. Usually, the CD-Rom cannot be updated with any changes to an individual's medical status or treatment. Therefore, a new CD-Rom needs to be obtained from that company in order for the individual to have the most current, accurate information regarding their health.

There are companies that are solely web-based that do not provide the customer the capability to have a copy of their records. In this case, an Internet connection is required to view stored documents. In addition, there are companies that do not concentrate on digitizing an individual's medical records but on converting medical facilities' records from paper to electronic format.

Some of our systems and services may include intellectual property obtained from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of its systems and services. There is no guarantee that such licenses could be obtained on reasonable terms or at all. Because of technological changes in the industries in which we compete, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible that certain components of our systems and services may unknowingly infringe existing patents or intellectual property rights of others.

(5)

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

We depend on third party providers for a reliable Internet infrastructure and the failure of these third parties, or the Internet in general, for any reason would significantly impair our ability to conduct our business.

We outsource all of our data center facility management to third parties who host the actual servers and provide power and security in multiple data centers in each geographic location. These third party facilities require uninterrupted access to the Internet. If the operation of our servers is interrupted for any reason, including natural disaster, financial insolvency of a third party provider, or malicious electronic intrusion into the data center, our business would be significantly damaged. If either a third party facility failed, or our ability to access the Internet was interfered with because of the failure of Internet equipment in general or we become subject to malicious attacks of computer intruders, our business and operating results will be materially adversely affected.

The gathering, transmission, storage and sharing or use of personal information could give rise to liabilities or additional costs of operation as a result of governmental regulation, legal requirements, civil actions or differing views of personal privacy rights.

We transmit and plan to store a large volume of personal information in the course of providing our services. Federal and state laws and regulations govern the collection, use, retention, sharing and security of data that we receive from our customers and their users. Any failure, or perceived failure, by us to comply with U.S. federal or state privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business, operating results and financial condition. Additionally, we may also be contractually liable to indemnify and hold harmless our customers from the costs or consequences of inadvertent or unauthorized disclosure of their customers' personal data which we store or handle as part of providing our services.

The interpretation and application of privacy, data protection and data retention laws and regulations are currently unsettled particularly with regard to location-based services, use of customer data to target advertisements and communication with consumers via mobile devices. Such laws may be interpreted and applied inconsistently from country to country and inconsistently with our current data protection policies and practices. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business, operating results or financial condition.

As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities as a result of differing views on the privacy of personal information. These and other privacy concerns, including security breaches, could adversely impact our business, operating results and financial condition.

In the U.S., we have voluntarily agreed to comply with wireless carrier technological and other requirements for access to their customers' mobile devices, and also trade association guidelines and codes of conduct addressing the provision of location-based services, delivery of promotional content to mobile devices and tracking of users or devices for the purpose of delivering targeted advertising. We could be adversely affected by changes to these requirements, guidelines and codes, including in ways that are inconsistent with our practices or in conflict with the rules or guidelines in other jurisdictions.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the fourth quarter of fiscal year 2012, management identified material weaknesses in our internal control over financial reporting as discussed in Item 9A of this Annual Report on Form 10-K. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework. We are planning to engage in developing a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and shareholder litigation.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

We monitor our capital adequacy on an ongoing basis. To the extent that our funds are insufficient to fund future operating requirements, we may need to raise additional funds through corporate finance transactions or curtail our growth and reduce our liabilities. Any equity, hybrid or debt financing, if available at all, may be on terms that are not favorable to us. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition and operating results could be adversely affected.

(6)

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

Although there is presently a market for our common stock, the price of our common stack may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that the market may be potentially highly volatile and may fluctuate substantially because of:

· Actual or anticipated fluctuations in our future business and operating results;

· Changes in or failure to meet market expectations;

· Fluctuations in stock market price and volume

As a public company, we will incur substantial expenses.

The U.S. securities laws require, among other things, review, audit, and public reporting of our financial results, business activities, and other matters. Recent SEC regulation, including regulation enacted as a result of the Sarbanes-Oxley Act of 2002, has also substantially increased the accounting, legal, and other costs related to becoming and remaining an SEC reporting company. If we do not have current information about our Company available to market makers, they will not be able to trade our stock. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC and furnishing audited reports to stockholders, will cause our expenses to be higher than they would be if we were privately-held. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with the federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the SEC’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our Common Stock, which may have the effect of reducing the level of trading activity and liquidity of our Common Stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our Common Stock, reducing a shareholder’s ability to resell shares of our Common Stock.

The Company’s Common Stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

The Company’s Common Stock is currently subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.

We have raised capital through the use of convertible debt instruments that causes substantial dilution to our stockholders.

Because of the size of our Company and its status as a "penny stock" as well as the current economy and difficulties in companies our size finding adequate sources of funding, we have been forced to raise capital through the issuance of convertible notes and other debt instruments.  These debt instruments carry favorable conversion terms to their holders of up to 50% discounts to the market price of our common stock on conversion and in many cases provide for the immediate sale of our securities into the open market.  Accordingly, this has caused significant dilution to our stockholders in 2012 and may for the foreseeable future.  As of December 31, 2012, we had approximately $55,500 in convertible debt outstanding.  This convertible debt balance as well as additional convertible debt we incur in the future will cause substantial dilution to our stockholders.

Because we are quoted on the OTCQB instead of an Exchange or national quotation system, our investors may have a tougher time selling their stock or experience negative volatility on the market price of our common stock.

Our common stock is traded on the OTCQB. The OTCQB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCQB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

We do not intend to pay dividends.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

(7)

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

ITEM 2.  DESCRIPTION OF PROPERTY .

Effective on December 1, 2011 a company controlled by our Chief Executive Officer entered into a two year agreement to rent executive office space in West Palm Beach, Florida. The lease automatically renews for 3 month periods unless terminated in writing 30 days prior to the then current end date by either party. The monthly rent for approximately 1,200 square feet was $2,500. Effective March 1, 2012, the rent became $3,500. The Company realized an expense of $18,605 for the year ending December 31, 2012 for the space utilized. Effective in February 2013, the Company is no longer utilizing the space in West Palm Beach and has agreed to pay $750 per month through June 1, 2013. On March 11, 2013 the Company entered into a one year lease for office space in Southfield, Michigan for $867 per month.

ITEM 3.  LEGAL PROCEEDINGS .

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations with the exception of the Stephen J. Cole-Hatchard Frontline/Provo matter. During the year ended December 31, 2012 the Company recorded an expense of $46,449 pursuant to judgment in this matter. There is no other action, suit, proceeding, inquiry, or investigation before or by any court, public board, government agency, self-regulatory organization, or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries, or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

(8)

PART II

ITEM 5.  MARKET PRICE AND DIVIDENDS ON THE  REGISTRANTS  COMMON EQUITY AND OTHER SHAREHOLDER MATTERS .

The Company’s common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers over The Counter Quotation Board under the symbol “MWIP.”

(a) Market Information

The following table sets forth for the periods indicated the high and low bid quotations for our common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2012
First Quarter (January 1, 2012 – March 31, 2012)	$ .0058	$ .0029
Second Quarter (April 1, 2012 – June 30, 2012)	$ .0045	$ .0018
Third Quarter (July 1, 2012 – September 30, 2012)	$ .0024	$ .0012
Fourth Quarter (October 1, 2012– December 31, 2012)	$ .0155	$ .0023

Fiscal Year 2011
First Quarter (January 1, 2011 – March 31, 2011)	$ .015	$ .009
Second Quarter (April 1, 2011 – June 30, 2011)	$ .02	$ .009
Third Quarter (July 1, 2011 – September 30, 2011)	$ .013	$ .004
Fourth Quarter (October 1, 2011– December 31, 2011)	$ .006	$ .003

(b) Holders.

The number of record holders of our common stock as of January 29, 2013 was approximately 5,397.

(c) Dividends

We did not declare any dividends for the year ended December 31, 2012. Our Board of Directors does not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

(d) Securities authorized for issuance under equity compensation plans.

None

Recent Sales of Unregistered Equity Securities

On March 26, 2012, the Company issued 4,545,455 shares of common stock upon the conversion of $10,000 of outstanding convertible notes. The shares were issued at approximately $0.0022 per share.

On April 23, 2012, the Company issued 5,000,000 shares of common stock upon the conversion of $10,000 of outstanding convertible notes. The shares were issued at $0.002 per share.

On May 3, 2012, the Company issued 3,750,000 shares of common stock upon the conversion of $5,000 of outstanding convertible notes and $1,000 of accrued and unpaid interest. The shares were issued at $0.0016 per share.

On May 16, 2012, the Company issued 8,571,429 shares of common stock upon the conversion of $12,000 of outstanding convertible notes. The shares were issued at $0.0014 per share.

On May 31, 2012, the Company issued 14,000,000 shares of common stock upon the conversion of $13,000 of outstanding convertible notes and $1,000 of accrued and unpaid interest. The shares were issued at $0.001 per share.

On June 21, 2012, the Company issued 6,000,000 shares of common stock upon the conversion of $6,000 of outstanding convertible notes. The shares were issued at $0.001 per share.

On July 9, 2012, the Company issued 11,250,000 shares of common stock upon the conversion of $9,000 of outstanding convertible notes. The shares were issued at $0.0008 per share.

On July 11, 2012, the Company issued 12,142,857 shares of common stock upon the conversion of $8,500 of outstanding convertible notes. The shares were issued at $0.0007 per share.

On July 24, 2012, the Company issued 4,166,667 shares of common stock upon the conversion of $1,500 of outstanding convertible notes and $1,000 of accrued and unpaid interest. The shares were issued at $0.0006 per share.

On October 25, 2012, the Company issued 10,714,286 shares of common stock upon the conversion of $15,000 of outstanding convertible notes. The shares were issued at $0.0014 per share.

On November 11, 2012, the Company issued 11,750,000 shares of common stock upon the conversion of $17,500 of outstanding convertible notes and $1,300 of accrued and unpaid interest. The shares were issued at $0.0016 per share

On February 1, 2011, the Company entered into a subscription agreement with an investor in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The Company issued and sold to the investor an aggregate of 3,850,000 shares of its common stock.  This issuance resulted in aggregate gross proceeds to the Company of $20,000.

On February 1, 2011 the Company issued B. Michael Friedman, our Chief Executive Officer, and a Director of the Company, 2,500,000 shares of the Company’s Common Stock in consideration for his services to the Company.  The Company recorded compensation expense of $25,000 based on the fair market value of the shares on the date of issuance.

On February 1, 2011 the Company issued Cherish Adams, at the time, our President, and a Director of the Company, 2,500,000 shares of the Company’s Common Stock in consideration for her services to the Company.  The Company recorded compensation expense of $25,000 based on the fair market value of the shares on the date of issuance.

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

On April 1, 2011, the Company issued Cherish Adams, at the time, our President, and a Director of the Company, 2,500,000 shares of the Company’s Common Stock in consideration for her services to the Company.  The Company recorded compensation expense of $50,000 based on the fair market value of the shares on the date of issuance.

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

(9)

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2012 and 2011.

The independent auditor’s reports on our financial statements for the years ended December 31, 2012 and 2011 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the audited consolidated financial statements.

While our independent auditor has presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, they have raised a substantial doubt about our ability to continue as a going concern.

(a) Liquidity and Capital Resources.

For the year ended December 31, 2012, net cash used in operating activities was $39,463 compared to $99,927 for the year ended December 31, 2011. Net loss was $461,852 for the year ended December 31, 2012 compared to $896,510 for the year ended December 31, 2011. The net loss for the year ended December 31, 2012 was impacted by (i) $113,108 related to the initial expense and changes in the fair market value of derivative liabilities associated with convertible notes payable, the amortization of the initial discount on the convertible notes and amortization of deferred financing fees also related to the convertible promissory notes, (ii) $209,372 of stock based compensation and (iii) $46,449 of litigation contingency expenses. These expenses were offset by $68,497 of income and other adjustments related to the deconsolidation of 800 Commerce, Inc. The net loss in the prior period was impacted by (i) write off of bad debt of $243,546, (ii) $329,800 of stock based compensation, (iii) $100,000 related to a guaranty fee and (iv) $31,932 related to changes in the fair market value of derivative liabilities associated with convertible notes payable, the amortization of the initial discount on the convertible notes and amortization of deferred financing fees also related to the convertible promissory notes.

Net cash provided by financing activities for the year ended December 31, 2012 was $38,000 compared to $103,000 for the year ended December 31, 2011. During the year ended December 31, 2012 the Company received $56,000 on the issuance of convertible notes and $5,000 for the sale of 800 Commerce, Inc.’s common stock (a majority owned subsidiary of the Company at the time of the stock sale). During the year ended December 31, 2012 the Company repaid $18,000 of convertible notes and paid $5,000 closing costs on the issuance of new convertible notes.

For the year ended December 31, 2011 the Company received $75,000 on the issuance of convertible notes, $10,050 on the issuance of related party notes, $20,000 for the sale of the Company’s common stock and $15,500 for the sale of 800 Commerce, Inc. (the Company’s majority owned subsidiary) common stock. During the year ended December 31, 2011 the Company repaid $10,050 of related party notes payable and paid $7,500 closing costs on the newly issued convertible notes.

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

(b) Results of Operations

Results of operations for the year ended December 31, 2012 vs. December 31, 2011

REVENUES

Total revenues for 2012 were $77,400 compared to $60,818 for 2011. Revenues increased for the year ended December 31, 2012 compared to 2011 as a result of the Company effective November 1, 2012 receiving agent commissions of $27,161 pursuant to an agreement with Alternative Capital Solutions (“ACS”). Revenues from 2011 were all related to merchant processing fees the Company received. Effective July 1, 2012 the merchant processing fees ceased as a result of Mastercard and Visa declining to accept credit card charges from medical dispensaries. For the period January 1, 2012 through the declination, the Company received merchant processing fees of $43,723.

OPERATING EXPENSES

Operating expenses were $433,664 for the year ended December 31, 2012 compared to $924,301 for 2011. The decrease in operating expenses for the year ended December 31, 2012 was primarily attributable to the following expenses in 2011: (i) write off of bad debt of $243,546 and (ii) $100,000 related to a guaranty fee. Stock compensation expense decreased from $329,800 in 2011 to $209,372 in 2012.

OTHER INCOME (EXPENSE)

Other expenses for the year ended December 31, 2012 was $105,588 and was comprised of $46,499 of litigation contingency expenses and interest expense of $148,200. The expenses were offset by $62,636, the gain recorded on the deconsolidation of 800 Commerce, Inc. and a gain of $26,425 for the fair market value change in the derivative liability associated with convertible promissory notes, Included in interest expense is $130,829 of amortization of the discount on convertible notes, $8,704 of amortization of deferred financing costs related to the convertible notes and $8,667 of interest expense on the face value of the convertible notes. The 2011 expenses were comprised of $13,051 related to the change in fair market value of the derivative liability associated with convertible promissory notes and interest expense of $19,976. Included in 2011 interest expense is $17,288 related to the amortization of the initial discount on convertible promissory notes.

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

(10)

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

As a result of the deconsolidation of 800 Commerce, Inc., the Company recorded a gain of $62,636, consisting of the following:

Fair value of consideration received	$-
Carring value of the non-controlling interest in 800 Commerce, Inc. in as of the change in control date	(65,526)
Less: Net deficit of 800 Commerce, Inc. as of May 10, 2012	(128,162)
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

(11)

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. There were not any outstanding warrants or options as of December 31, 2012 and 2011. As of December 31, 2012, the Company’s outstanding convertible debt is convertible into 3,852,459 shares of common stock and 800,000 shares of Series B convertible preferred stock is convertible into 373,305,731 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

For the years ended December 31, 2012 and 2011 the Company recorded stock based compensation of $209,372 and $329,800, respectively, (See Notes 7 and 8). For the year ended December 31, 2011 the Company issued 15,600,000 shares of restricted common stock to officers and consultants for services totaling $212,000, and prior to the deconsolidation of 800 Commerce, Inc., it had issued 1,000,000 shares of its common stock to Mr. Friedman and 178,000 shares of its common stock to Mr. Hollander, in lieu of salaries. The shares were valued at $0.10 per share, the price of a private placement that 800 Commerce, Inc. sold common stock, or $117,800. As of December 31, 2012, we do not have any outstanding stock options or warrants.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

For the years ended December 31, 2012 and 2011 the Company had engaged the services of D. Brooks and Associates CPA's, P.A. to be the Company’s independent auditor.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2012 disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2012 as described below.

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

(12)

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

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors:

Name	Age	Positions Held and Tenure
B. Michael Friedman	45	Chief Executive Officer, Director
Erick Rodriguez	45	President and Director
Barry Hollander	55	Chief Financial Officer

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

Barry S. Hollander, Chief Financial Officer. Mr. Hollander has been the CFO of the Registrant since April 12, 2011. Mr. Hollander is also the CFO of SurgLine International, Inc. (formerly China Nuvo Solar Energy, Inc.), a publicly traded Company, since 2002. From February 2010 through February 2013, Mr. Hollander was the Chief Financial Officer of Quture International, Inc. (formerly known as Techs Loanstar, Inc.), a publicly traded Company. Mr. Hollander was the Chief Financial Officer of ZZUSA since its inception in June 2009 and the Chief Financial Officer of ZZPartners, Inc. from its inception (April 2008) through its merger with ZZUSA. Mr. Hollander has been the acting Chief Executive Officer of FastFunds Financial Corporation, a publicly traded company with limited business operations, since January 2007. From 1994 to 1999, Mr. Hollander was the chief financial officer of California Pro Sports, Inc., an in-line skate importer, marketer and distributor.

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

Under the Code of Ethics, all members of the senior financial management shall:

·	Act honestly and ethically in the performance of their duties at our company,
·	Avoid actual or apparent conflicts of interest between personal and professional relationships,
·	Provide full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications by our company,
·	Comply with rules and regulations of federal, state and local governments and other private and public regulatory agencies that affect the conduct of our business and our financial reporting,
·	Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing the member's independent judgment to be subordinated,
·	Respect the confidentiality of information acquired in the course of work, except when authorized or legally obtained to disclosure such information,
·	Share knowledge and maintain skills relevant to carrying out the member's duties within our company,
·	Proactively promote ethical behavior as a responsible partner among peers and colleagues in the work environment and community,
·	Achieve responsible use of and control over all assets and resources of our company entrusted to the member, and
·	Promptly bring to the attention of the Chief Executive Officer any information concerning (a) significant deficiencies in the design or operating of internal controls which could adversely to record, process, summarize and report financial date or (b) any fraud, whether or not material, that involves management or other employees who have a significant role in our financial reporting or internal controls.

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

(13)

ITEM 11  EXECUTIVE COMPENSATION.

The following tables set forth all of the compensation awarded to, earned by or paid to:

(i) each individual serving as our principal executive officer during the fiscal years ended December 31, 2012 and 2011; (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2012 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year.

Table 1. Summary Compensation of Executive Officers

Name & Principal Position	Year	Salary	Bonus	Restricted Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation (3)	Total

B. Michael Friedman(1)	2012	$90,000	$-	$ -	-	$ -	$ 40,587	$130,587
Chief Executive Officer	2011	95,093	-	125,000	-	$ -	-	$225,093

Barry Hollander	2012	$15,000	-	-	-	-	35,533	$50,533
Chief Financial Officer	2011	7,500	-	17,800	-	-	-	$25,300

Erick Rodriguez	2012	$3,260	-	-	-	-	66,625	$69,885
President	2011	1,500	-	-	-	-	-	$1,500

Cherish Adams	2012	$-	-	-	-	-	-	$-
Chief Financial Officer	2011	-	-	25,000	-	-	-	$25,000

(1)   Includes $90,000 expensed to our CEO as deferred compensation authorized by the Board of Directors of the Company.

(2)	On February 1, 2011 the Company issued B. Michael Friedman, our Chief Executive Officer, 2,500,000 shares of the Company’s Common Stock in lieu of salary, in consideration for his services to the Company. The Company recorded compensation expense of $25,000 based on the fair market value of the shares on the date of issuance. On October 1, 2011, 800 Commerce, Inc. (the Company’s majority owned subsidiary at the time of issuance) Mr. Friedman and Mr. Hollander received 1,000,000 and 178,000 shares of 800 Commerce, Inc. respectively. The shares were valued at $0.10 per share, the last price, prior to the issuance, of a private placement that 800 Commerce, Inc. sold common stock. On February 1, 2011 the Company issued Cherish Adams, then our Chief Financial Officer, 2,500,000 shares of the Company’s common stock in lieu of salary, in consideration for her services to the Company. The Company recorded compensation expense of $25,000 based on the fair market value of the shares on the date of issuance.

(3)	All Other Compensation includes shares of Class B Preferred stock issued during the year ended December 31, 2012. The Company issued 250,000 shares to Mr. Friedman, 250,000 shares to Mr. Rodriguez and 50,000 shares to Mr. Hollander. The amount for Mr. Friedman represents the value of the Class B preferred stock in excess of the deferred compensation due Mr. Friedman at the time of the issuance. The amount for Mr. Hollander represents the value of the stock issued for services performed by Mr. Hollander. The amount for Mr. Rodriguez represents the amortization from August thru December 31, 2012 of the value of the Class B preferred stock issued to Mr. Rodriguez. As of December 31, 2012 the balance of deferred compensation included in shareholder’s equity for Mr. Rodriguez is $128,369, which amount will be expensed in 2013.

Option Grants

No options were granted during the year ended December 31, 2012. We have no outstanding warrants or stock options.

Director Compensation

We do not pay fees to our directors for attendance at meetings of the board; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

Employment Agreements

None.

Report on Repricing of Options

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security ownership of certain beneficial owners.

(b) Security ownership of management.

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of March 15, 2013 by: (1) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock; (2) each of the named executive officers as defined in Item 402(a)(3); (3) each of the Company’s directors; and (4) all of the Company’s named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

	Common stock	Class B Preferred Stock
	Number of	Percentage of	Number of	Percentage of
	Shares	Shares	Shares	Shares
Name and Address	Beneficially Owned	Beneficially Owned (1)	Beneficially Owned	Beneficially Owned (1)

B. Michael Friedman 477 South Rosemary Ave., Suite 203 West Palm Beach, FL 33401	49,075,000	10.5%	250,000	31.3%

Erick Rodriguez 477 South Rosemary Ave., Suite 203 West Palm Beach, Fl. 33401	-	-%	250,000	31.3%

Barry Hollander 477 South Rosemary Ave. Suite 203 West Palm Beach, FL. 33401	1,600,745.3%		50,000	31.3%

Ender Company Assets
24 De Castro Street
Tortola VG110	44,000,000	9.4%	—	-%

Phillip Johnston (2)
26 King Street St.Pacome,Quiebec,Canada GOL3XO	-	-%	250,000	31.3%

Capital Strategies Corp. (3)
26 King Street St. Pacome, Quebec,Canada G0L3X0	-	-%	150,000	18.8%

All directors and
executive officers as	50,675,745	10.9%	550,000	68.8%
a group (2 persons)

(1)	Based on a total of an aggregate of 466,632,164 shares of common stock outstanding and 800,000 shares of Class B Preferred stock outstanding.
(2)	Includes 150,000 shares owned by Capital Strategies Corp.
(3)	Philip Johnston is the sole shareholder of Capital Strategies and has voting power of the shares owned by Capital Strategies Corp.

Changes in Control

There were no significant changes in control for the period ending December 31, 2012.

(14)

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 500,000,000 shares of common stock, par value $ .01 and 1,000,000 shares of Series B Preferred Stock, par value $0.01.

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

Preferred Stock

Series A

In April 2011, the Company authorized 1,000,000 shares of Series A Preferred Stock. Pursuant to the Certificate of Designation the Series A Preferred Stock entitles the holder of the Series A Preferred Stock to vote on all shareholder matters 66-2/3% of the total vote. The holder also has the right to convert the preferred shares to 51% of the issued and outstanding common stock of the Company following such conversion. The Series A Preferred Stock, with respect to distributions upon liquidation, dissolution or winding up, ranks senior to the Common Stock of the Company. The holders of the Series A Preferred Stock are entitled to a liquidation preference of $0.50 per share. As of December 31, 2011 there were no shares of Series A Preferred Stock outstanding. On June 20, 2012 the Company cancelled and returned to authorized but unissued one million shares of Preferred A Stock, and authorized 1,000,000 shares of Class B Convertible Preferred Stock (the “Class B Preferred Stock”), par value $0.01.

Series B

The rights, preferences and restrictions of the Class B Preferred Stock state; i) each share of the Class B Convertible Preferred Stock shall be entitled to a number of votes determined at any time and from time to time determined by dividing the number of then issued and outstanding shares of the Corporation’s common stock by one million; ii) the Class B Convertible Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class; iii) each share of the Class B Preferred Stock shall be convertible into shares of the Company’s common stock at the option of the holder into a number of shares of common stock determined by dividing the number of then issued and outstanding shares of the Company’s common stock by one million (373,305,731 shares as of December 31, 2012).  The preferred stock cannot be converted into a number of common shares that causes the number of issued and outstanding common stock to exceed the number of authorized shares of common stock.

On August 13, 2012 the Board of Directors of the Company authorized the issuance of 800,000 shares of Class B Preferred stock. The shares were issued as follows: B. Michael Friedman, 250,000 shares issued in lieu of accrued and unpaid salary due Mr. Friedman and stock based compensation (see Note 7) for his role as CEO of the Company; Erick Rodriguez, 250,000 shares for his role as President; Phillip Johnston, 100,000 shares issued pursuant to legal services to be provided for one year beginning August 12, 2012; Barry Hollander, 50,000 shares issued for his services as CFO (see Note 7) and Capital Strategy Corp., 150,000 shares for consulting services, including merger and acquisition consulting. The shares issued for legal services and consulting were recorded as deferred compensation (originally $355,334) and are being amortized over the term of their respective agreements. Accordingly, the Company has expensed and included $133,250 in stock based compensation for the year ended December 31, 2012.

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our board of directors.

Transfer Agent

Island Stock Transfer serves in the capacity of transfer agent.

(15)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a)	Transactions with related persons.

Officer advances and repayments

During the year ended December 31, 2011, our Chief Executive Officer (“CEO”) loaned or advanced the Company $10,050. As of December 31, 2011 the Company had repaid $10,050 and there was no balance due as of December 31, 2012.

Management fees

During the year ended December 31, 2011 the Company paid management fees of $3,151 to B. Michael Friedman (CEO) and additionally, the Company has agreed to annual compensation of $90,000 for its’ CEO and accordingly has expensed such amount for the years ended December 31, 2012 and 2011. There was a balance due Mr. Friedman as of December 31, 2011 of $90,000. During the year ended December 31, 2012 the Company accrued and expensed $90,000 for Mr. Friedman’s annual salary. During the year ended the Company applied payments to Mr. Friedman of $5,040 and also reduced the amount owed Mr. Friedman by $137,080 for the issuance of 250,000 Class B Preferred Stock. As of December 31, 2012, the Company owed Mr. Friedman $37,880 which is included in deferred compensation on the December 31, 2012 balance sheet.

During the years ended December 31, 2012 and 2011 the Company expensed management fees of $15,000 and $7,500 for payments made to Venture Equity, LLC, a Florida limited Liability Company, controlled by Barry Hollander, our Chief Financial Officer (“CFO”). As of December 31, 2012 the Company owed Venture Equity $3,000, which liability is included in deferred compensation on the Company’s balance sheet.

During the years ended December 31, 2012 and 2011 the Company expensed management fees of $3,260 and $1,500 for payments made to Erick Rodriguez, our President.

Agreements with prior management

In December 2011 the Company issued a $50,000 convertible promissory note as part of a guaranty fee due to a Company that is affiliated with a former officer of the Company. Terms of the note include an eight percent per annum interest rate and the note matures on the one year anniversary on December 20, 2012. Additionally, the holder of the Note has the right to convert the note into shares of common stock of the Company at a conversion price equal to eighty percent (80%) of the lowest closing bid price of the common stock within five (5) days of the conversion. During the year ended December 31, 2012 the Company made payments of $18,000 to the noteholder and there is a balance of $32,000 as of December 31, 2012, which is included in convertible debt on the balance sheet presented herein.

The Company has agreed to pay an additional $50,000 in common stock, which is included in accounts payable and accrued expenses on the December 31, 2012 and 2011 balance sheets.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services billed for the fiscal year ended December 31, 2012 and 2011 were $10,250 and $11,250 respectively and consisted of (i) audit of the Company’s annual financial statements; (ii) reviews of the Company’s quarterly financial statements; (iii) consultations on financial accounting and reporting matters arising during the course of the audit and reviews.

Audit-Related Fees

There were no other aggregated fees billed in the fiscal years ended December 31, 2012 and 2011 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of the financial statements that were not reported above.

Tax Fees

There were no fees in the fiscal years ended December 31, 2012 and 2011 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed in the fiscal year ended December 31, 2012 and 2011 for any other services.

(16)

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

(2)  Filed herein.

(a)     EXHIBITS

(17)

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 29th day of March, 2013.

Mediswipe, Inc.

/S/ B. Michael Friedman
B. Michael Friedman
Chief Executive Officer

/S/ Barry Hollander
Barry Hollander
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Erick Rodriguez
Erick Rodriguez	Director	March 29, 2013

/s/ B. Michael Friedman	Director	March 29, 2013
B. Michael Friedman

(18)

 MEDISWIPE, INC.

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(F-1)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mediswipe, Inc.

We have audited the accompanying balance sheets of Mediswipe, Inc. as of December 31, 2012 and 2011, and the related statements of income, stockholders’ deficiency, and cash flows for the years then ended. Mediswipe, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mediswipe, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

D. Brooks and Associates CPA’s, P.A.

West Palm Beach, Florida

April 1, 2013

(F-2)

PART I FINANCIAL INFORMATION

MEDISWIPE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS

Current Assets:
Cash and cash equivalents	$1,892	$3,355
Accounts receivable	14,133	6,028
Deferred financing costs	2,203	5,907
Prepaid assets	—	5,000
Total current assets	$18,228	$20,290

Liabilities and Defeciency

Current Liabilities:
Accounts payable and accrued expenses	$99,130	$62,051
Deferred compensation	40,880	90,000
Convertible debt, net of discounts of $19,648 (2012) and $94,477 (2011)	35,852	30,523
Derivative liabilities	38,590	124,816
Litigation contingency	46,449	—
Total current liabilities	260,901	307,390

Commitments and Contingencies

Stockholders' Deficiency:
Series B Convertible Preferred stock, $0.01 par value; 1,000,000 shares authorized, 800,000 (2012) and no shares (2011) issued and outstanding	8,000	—
Common stock, $.01 par value; 500,000,000 shares authorized; 466,632,164 (2012) shares and 374,741,470 (2011) shares issued and outstanding	4,666,324	3,747,414
Additional paid-in capital	202,372	466,446
Deferred stock compensation	(222,083)	—
Accumulated deficit	(4,897,286)	(4,436,129)

Total company stockholders' deficiency	(242,673)	(222,269)
Less noncontrolling interest	—	(64,831)
Total deficiency	(242,673)	(287,100)

Total liabiities and deficiency	$18,228	$20,290

See Notes to consolidated financial statements

(F-3)

MEDISWIPE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2012	2011

Fee revenue, net	$77,400	$60,818

Operating Expenses:
Administrative and management fees	318,740	441,468
Professional fees	13,900	25,268
Commissions	28,012	31,721
Rent and other occupancy costs	21,357	19,831
Bad debt expense	—	243,546
Guaranty fee	—	100,000
Other general and administartive expenses	51,655	62,467

Total operating expenses	433,664	924,301

Operating loss	(356,264)	(863,483)

Other Income (Expense):
Interest expense	(148,200)	(19,976)
Derivative liability (expense) income	26,425	(13,051)
Gain on deconsolidation of subsidiary	62,636	—
Litigation contingency	(46,449)	—
Total other expense, net	(105,588)	(33,027)

Net loss	(461,852)	(896,510)
Less: net loss attributable to noncontrolling interest	695	64,831

Net loss attributable to Mediswipe, Inc.	$(461,157)	$(831,679)

Basic and diluted loss attributable to Mediswipe, Inc.
common shareholders, per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	417,445,094	374,778,763

See Notes to consolidated financial statements

(F-4)

MEDISWIPE, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
YEARS ENDED DECEMBER 31, 2012 and 2011

					Additional				Total
	Common stock		Series B Preferred stock		Paid-in	Noncontolling	Deferred Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Interest	Compensation	Deficit	Deficiency
Balances, January 1, 2011	347,652,240	$3,476,522	-	$-	$371,755	$-	$-	$(3,604,450)	$243,827

Common stock issued for cash	3,850,000	38,500	-	-	(18,500)	-	-	-	20,000

Common stock issued for services	15,600,000	156,000	-	-	56,000	-	-	-	212,000

Common stock issued in exchange for debt cancellation	12,639,320	126,392	-	-	(126,109)	-	-	-	283

Sale of subsidiary common stock	-	-	-	-	15,500	-	-	-	15,500

Shares of common stock returned	(5,000,000)	(50,000)	-	-	50,000	-	-	-	-

Issuance of subsidiary common stock for services	-	-	-	-	117,800	-	-	-	117,800

Net loss	-	-	-	-	-	(64,831)	-	(831,679)	(896,510)
Balances, December 31, 2011	374,741,470	3,747,414	-	-	466,446	(64,831)	-	(4,436,129)	(287,100)

Common stock issued upon conversion of convertible debt
and accrued interest	91,890,694	918,910	-	-	(807,110)	-	-	-	111,800

Subsidiary common stock sold for cash	-	-	-	-	5,000	-	-	-	5,000

Reclassification of embedded derivatives upon conversion of
convertible debt	-	-	-	-	115,801	-	-	-	115,801

Issuance of Series B preferred stock for services	-	-	800,000	8,000	560,535	-	(355,333)	-	213,202

Amortization of deferred stock compensation			-	-	-	-	133,250	-	133,250

Deconsolidation of subsidiary	-	-	-	-	(138,300)	65,526	-	-	(72,774)

Net loss	-	-	-	-	-	(695)	-	(461,157)	(461,852)

Balances December 31, 2012	466,632,164	$4,666,324	800,000	$8,000	$202,372	$-	$(222,083)	$(4,897,286)	$(242,673)

 See Notes to consolidated financial statements

(F-5)

MEDISWIPE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(461,852)	$(896,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for compensation and consulting services	209,372	212,000
Subsidiary common stock issued for compensation	—	117,800
Issuance of convertible note payable and account payable for guaranty fees	—	100,000
Bad debt expense	—	243,546
Amortization of deferred financing costs	8,704	1,593
Amortization of discount on convertible notes	130,829	17,288
Change in fair market value of derivative liabilities	(30,909)	13,051
Stock issued for settlement of note payable	—	282
Litigation contingency	46,449
Initial derivative liability expense on convertible notes	4,484
Gain on deconsolidation of subsidiary	(62,636)	—
Cash effect of deconsolidation	(5,166)	—
Changes in operating assets and liabilities:
Increase in :
Accounts receivable	(9,199)	(6,028)
Prepaid assets	—	(5,000)
Increase in :
Accounts payable and accrued expenses	42,501	12,051
Deferred compensation	87,960	90,000
Net cash used in operating activities	(39,463)	(99,927)

Cash flows from financing activities:
Issuance of common stock for cash	—	20,000
Issuance of subsidiary common stock for cash	5,000	15,500
Proceeds from issuance of notes payable related parties	—	10,050
Repayments on notes payable, related parties	—	(10,050)
Proceeds from issuance of convertible debt	56,000	75,000
Payment of deferred financing costs	(5,000)	(7,500)
Repayments of convertible notes	(18,000)	—
Net cash provided by financing activities	38,000	103,000

Net increase (decrease) in cash and cash equivalents	(1,463)	3,073
Cash and cash equivalents, beginning	3,355	282

Cash and cash equivalents, ending	$1,892	$3,355

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Fair value of common stock issued for conversion of notes payable and interest	$111,800	$—

Reclassification of derivative liabilities to additional paid in capital upon
conversion of convertible notes	$169,335	$—

Preferred stock issued for services and deferred compensation	$568,535	$—

See Notes to consolidated financial statements

(F-6)

MEDISWIPE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

BUSINESS

MediSwipe (www.MediSwipe.com) provides innovative patient solutions for electronically processing transactions within the healthcare industry. MediSwipe provides terminal-based service packages and integrated Web Portal add-ons for physicians, clinics, hospitals and medical dispensaries that include: Digital Patient Records, Electronic Referrals, Credit/Debit Card merchant services, Check Guarantee and Accounts Receivable Financing. The Company can provide online and wireless merchant payment solutions worldwide. The Company offers a spectrum of transaction processing solutions using traditional, Internet point-of-sale, e-commerce, and mobile (wireless) terminals in conjunction with industry alliance partners. The Company's alliances provide an electronic payment processing suite of services enabling merchants to accept various credit and debit cards, as well as ATM cards and ACH check drafts for payment of a retail, service, mail-order, or Internet merchant. Services offered include merchant account activation, gateway connections, Web development, and social network engines. The Company is headquartered in Birmingham, Michigan.

On June 14, 2011, we changed our name to MediSwipe Inc. from Cannabis Medical Solutions, Inc.

During the year ended December 31, 2012, the Company issued to officers and consultants, as consideration for services performed and for future services, 800,000 shares of Series B Preferred Stock (the “Class B Preferred Stock”), par value $0.01. The rights, preferences and restrictions of the Class B Preferred Stock state; i) each share of the Class B Convertible Preferred Stock shall be entitled to a number of votes determined at any time and from time to time determined by dividing the number of then issued and outstanding shares of the Corporation’s common stock by one million; ii) the Class B Convertible Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class; iii) each share of the Class B Preferred Stock shall be convertible into shares of the Company’s common stock at the option of the holder into a number of shares of common stock determined by dividing the number of then issued and outstanding shares of the Company’s common stock by one million (373,305,731 shares as of December 31, 2012).  The preferred stock cannot be converted into a number of common shares that causes the number of issued and outstanding common stock to exceed the number of authorized shares of common stock. See note 8.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The consolidated financial statements include the accounts of the Company and 800 Commerce, Inc. (“800 Commerce”) until May 10, 2012 when 800 Commerce sold shares of its common stock to third parties resulting in the Company no longer holding a controlling interest in 800 Commerce. All material intercompany balances and transactions have been eliminated

NONCONTROLLING INTEREST AND DECONSOLIDATION

On January 1, 2011, the Company adopted authoritative accounting guidance that requires the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished in the parent’s consolidated financial statements. The Company’s noncontrolling interest is now disclosed as a separate component of the Company’s consolidated deficiency on the balance sheets. Earnings and other comprehensive income are separately attributed to both the controlling and noncontrolling interests.  Earnings per share are calculated based on net income attributable to the Company’s controlling interest.

From January 1, 2011 through May 31, 2011, the Company owned 100% of 800 Commerce. From June 1, 2011 through October 1, 2011 800 Commerce sold 465,000 shares of its common stock and issued 3,534,000 shares of its common stock to its officers as compensation. After these transactions, the Company owned 60% of 800 Commerce. On May 10, 2012, 800 Commerce sold 3,150,000 shares of its common stock, reducing the Company’s ownership to 45%. On May 18, 2012, 800 Commerce sold 1,500,000 shares of its common stock, reducing the Company’s ownership to 40%. On June 10, 2012, 800 Commerce issued 1,500,000 shares of common stock pursuant to a consulting agreement and 1,851,000 shares of common stock for legal services and in lieu of compensation, and since June 30, 2012, 800 Commerce has sold 500,000 shares of its common stock and issued 500,000 shares of its common stock pursuant to a consulting agreement. Subsequent to these issuances the Company currently owns approximately 32% of the outstanding common stock of 800 Commerce. Effective May 10, 2012, the Company is no longer consolidating 800 Commerce in its’ financial statements. The noncontrolling interest included in the Company’s consolidated statement of operations is a result of noncontrolling interest investments in 800 Commerce up to the date of deconsolidation on May 10, 2012. Noncontrolling interests through May 10, 2012 are classified in the consolidated statements of operations as part of consolidated net loss.

As a result of the deconsolidation of 800 Commerce, Inc., the Company recorded a gain of $62,636, consisting of the following:

Fair value of consideration received	$-
Carrying value of the non-controlling interest in 800 Commerce, Inc. in as of the change in control date	(65,526)
Less: Net deficit of 800 Commerce, Inc. as of May 10, 2012	(128,162)
$62,636

Subsequent to May 10, 2012, the Company’s investment in 800 Commerce is accounted for using the equity method and was reduced to zero.

(F-7)

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

DEFERRED FINANCING COSTS

The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method through the maturities of the related debt.

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

(F-8)

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. There were not any outstanding warrants or options as of December 31, 2012 and 2011. As of December 31, 2012, the Company’s outstanding convertible debt is convertible into 6,730,157 shares of common stock and 800,000 shares of Class B convertible preferred stock is convertible into 373,305,731 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

For the year ended December 31, 2012 the Company recorded stock based compensation of $209,372 (See Notes 7 and 8). For the year ended December 31, 2011 the Company issued 15,600,000 shares of restricted common stock to officers and consultants for services totaling $212,000. As of December 31, 2012, the Company does not have any outstanding stock options or warrants.

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

Sales

Through June 30, 2012, the Company generated substantially all of its’ revenue from providing merchant services to approximately forty medical dispensaries and wellness centers throughout California and Colorado through our sponsor bank Electronic Merchant Systems (“EMS”). EMS advised all medical dispensaries that they will no longer accept their Visa and MasterCard transactions. This change was effective on July 1, 2012 had a materially adverse effect on our business. For the year ended December 31, 2012 and 2011revenue generated through EMS was $43,773and $36,766 respectively. Accordingly, the Company received approximately 56% of its’ 2012 revenues from EMS and approximately 35% of its revenues from providing financing for medical procedures as an agent for Alternative Capital Solutions, Inc. (“ACS”)

(F-9)

NOTE 6 – CONVERTIBLE DEBT

In December 2011 the Company issued a $50,000 convertible promissory note as part of a guaranty fee due (the “Guaranty Note”) to a Company that is affiliated with a former shareholder of the Company. Terms of the note include an eight percent per annum interest rate and the note matures on the one year anniversary on December 20, 2012. Additionally, the holder of the Note has the right to convert the note into shares of common stock of the Company at a conversion price equal to eighty percent (80%) of the lowest closing bid price of the common stock within five (5) days of the conversion. The embedded conversion feature included in the Guaranty Note resulted in an initial debt discount and derivative liability of $36,765. The fair value of the embedded conversion feature of the Guaranty Note was calculated at the issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Expected Volatility Percentage	Risk free Interest Rate
12/20/11	$ 36,765	Year	$0.00272	$0.0033	147%	0.02

As of December 31, 2011, the Company revalued the embedded derivative. For the period from issuance to December 31, 2011, the Company decreased the derivative liability of $36,765 by $1,050 resulting in a derivative liability balance of $35,715 at December 31, 2011. During the year ended December 31, 2012, the company made payments of $18,000, reducing the balance of the Guaranty Note to $32,000 as of December 31, 2012. The Company revalued the remaining portion of the embedded derivative as of December 31, 2012 and based on the valuation, the Company decreased the derivative liability balance by $13,652 resulting in a derivative liability balance of $13,209 at December 31, 2012.

The fair value of the embedded conversion feature of the Guaranty Note was calculated at December 31, 2012 and 2011 utilizing the following assumptions:

Year	Fair Value	Term	Assumed Conversion Price	Expected Volatility Percentage	Risk free Interest Rate
2012	$13,652	1 month	$0.0139	175%	0.02%
2011	$35,715	1 year	$0.0028	147.9%	0.02%

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

We received net proceeds of $67,500 from the 2011 Notes after debt issuance costs of $7,500 paid for lender legal fees. These debt issuance costs were amortized over the earlier of the terms of the Note or any redemptions and accordingly $1,593 and $5,907 and has been expensed as debt issuance costs (included in interest expense) for the years ended December 31, 2012 and 2011, respectively.

The embedded conversion feature included in the 2011 Notes resulted in an initial debt discount of $75,000 and an initial loss on the valuation of derivative liabilities of $41,882 for a derivative liability initial balance of $116,882.

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

On April 24, 2012 the Company entered into a $32,500 convertible note agreement and on November 28, 2012 into a $23,500 convertible note agreement (the 2012 Notes) with the same investor under the same terms and conditions as the 2011 Notes. We received net proceeds of $51,000 from the 2012 Notes after debt issuance costs of $5,000 paid for lender legal fees. These debt issuance costs will be amortized over the earlier of the terms of the Note or any redemptions and accordingly $2,796 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2012.

(F-10)

The Company determined that the conversion feature of the 2011 and 2012 Notes (together the “Notes”) represent an embedded derivative since each Note is convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount will be amortized from the date of issuance to the maturity dates of each Note. The change in the fair value of the liability for derivative contracts will be recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the 2012 Notes resulted in an initial debt discount of $56,000 and an initial loss on the valuation of derivative liabilities of $4,484 for a derivative liability initial balance of $60,484.

The fair value of the embedded conversion feature of the 2012 Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Expected Volatility Percentage	Risk free Interest Rate
4/24/12	$35,158	9 months	$0.0019	$0.0038	149.2%	0.09%
11/28/12	25,326	9 months	0.0017	0.0042	149.1%	0.14%

On October 25, 2012, the holder of the Company’s convertible debt converted $15,000 of the April 2012 Note into 10,714,286 shares of common stock at approximately $0.0014 per share.

On November 12, 2012, the holder of the Company’s convertible debt converted $17,500 of the April 2012 Note and $1,300 of accrued and unpaid interest into 11,750,000 shares of common stock at approximately $0.0016 per share. This conversion resulted in the April 2012 Note having been paid in full.

As of December 31, 2012, the Company revalued the embedded conversion feature of the November 2012 Note. For the period from November 28, 2012 through December 31, 2012, the Company increased the derivative liability of $25,326 by $55 resulting in a derivative liability balance of $25,381. The fair value of the 2012 Note was calculated at December 31, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Expected Volatility Percentage	Risk free Interest Rate
$25,381	6 months	$0.0061	156.7%	0.11%

The inputs used to estimate the fair value of the derivative liabilities are considered to be level 2 inputs within the fair value hierarchy.

A summary of the derivative liability balance as of December 31, 2011 and December 31, 2012 is as follows:

Fair Value	Derivative Liability Balance 12/31/11	Initial Derivative Liability	Redeemed convertible notes	Fair value change- year ended 12/31/12	Derivative Liability Balance 12/31/12
2011 Notes	$89,101	-	$(71,866)	$(17,235)	$ -
Guaranty Note	35,715	-	(8,853)	(13,653)	13,209
2012 Notes	-	$60,484	(35,082)	(21)	25,381
Total	$124,816	$60,484*	$(115,801)	$(30,909)	$38,590

Comprised of $56,000, the discount on the face value of the convertible note and the initial derivative liability expense of $4,484 which is included in the derivative liability income of $26,425 on the condensed statement of operations for the year ended December 31, 2012, included herein.

NOTE 7 – RELATED PARTY TRANSACTIONS

Management and administration fees and stock compensation expense

Effective January 1, 2011, the Company has agreed to annual compensation of $90,000 for its CEO. For the years ended December 31, 2012 and 2011, the Company recorded management fee expenses for management as follows:

	Year ended December 31,
Payee	2012	2011
B. Michael Friedman (CEO)	$90,000	$95,093
Erick Rodriguez (Pres)	3,260	1,500
Barry Hollander (CFO)	15,000	7,500

Total	$108,260	$104,093

In August 2012, the Company issued 250,000 shares of Class B Preferred Stock to the CEO, valued at $177,667, reduced the amount of accrued salaries owed to Mr. Friedman by $137,080 and recorded stock compensation expense of $40,587 for the year ended December 31, 2012. As of December 31, 2012, Mr. Friedman is owed $37,880 in accrued salary. In August 2012, Mr. Hollander received 50,000 shares of Class B preferred stock valued at $35,533 which is included in stock compensation expense for the year ended December 31, 2012. Mr. Rodriguez received 250,000 shares of Class B preferred stock valued at $177,667, of which $66,625 is included in stock compensation expense for the year ended December 31, 2012. There remains $111,042 in deferred compensation regarding the preferred stock issued to Mr. Rodriguez, which amount will be expensed through July, 15, 2013.

Agreements with prior management

In December 2011 the Company issued a $50,000 convertible promissory note (see Note 6) as part of a guaranty fee due to a Company that is affiliated with a former officer of the Company. Terms of the note include an eight percent per annum interest rate and the note matured on the one year anniversary on December 20, 2012. Additionally, the holder of the Note has the right to convert the note into shares of common stock of the Company at a conversion price equal to eighty percent (80%) of the lowest closing bid price of the common stock within five (5) days of the conversion. During the year ended December 31, 2012 the Company made payments of $18,000 and as of December 31, 2012 there is a balance of $32,000. Pursuant to the terms, the Note is currently in default.

The Company has agreed to pay an additional $50,000 in common stock, which is included in accounts payable and accrued expenses on the December 31, 2012 and 2011 balance sheets.

(F-11)

NOTE 8 – COMMON AND PREFERRED STOCK

Common Stock

During the three months ended December 31, 2012, the Company issued 27,559,524 shares of common stock upon the conversion of $19,000 of debentures and $1,000 of accrued and unpaid interest. The shares were issued at an average price of approximately $0.00073 per share.

Preferred Stock

On June 20, 2012 the Company cancelled and returned to authorized but unissued one million shares of Preferred A Stock, and authorized 1,000,000 shares of Class B Convertible Preferred Stock (the “Class B Preferred Stock”), par value $0.01. The rights, preferences and restrictions of the Class B Preferred Stock state; i) each share of the Class B Convertible Preferred Stock shall be entitled to a number of votes determined at any time and from time to time determined by dividing the number of then issued and outstanding shares of the Corporation’s common stock by one million; ii) the Class B Convertible Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class; iii) each share of the Class B Preferred Stock shall be convertible into shares of the Company’s common stock at the option of the holder into a number of shares of common stock determined by dividing the number of then issued and outstanding shares of the Company’s common stock by one million (373,305,731 shares as of December 31, 2012).  The preferred stock cannot be converted into a number of common shares that causes the number of issued and outstanding common stock to exceed the number of authorized shares of common stock.

On August 13, 2012 the Board of Directors of the Company authorized the issuance of 800,000 shares of Class B Preferred stock. The shares were issued as follows: B. Michael Friedman, 250,000 shares issued in lieu of accrued and unpaid salary due Mr. Friedman and stock based compensation (see Note 7) for his role as CEO of the Company; Erick Rodriguez, 250,00 shares issued for his role as President of the Company; Philip Johnston, 100,000 shares issued pursuant to legal services to be provided for one year beginning August 12, 2012; Barry Hollander, 50,000 shares issued for his services as CFO (see Note 7) and Capital Strategy Corp., 150,000 shares for consulting services, including merger and acquisition consulting. The shares issued for legal services and consulting were recorded as deferred compensation (originally $355,334) and are being amortized over the term of their respective agreements. Accordingly, the Company has expensed and included $133,250 in stock based compensation for the year ended December 31, 2012. As of December 31, 2012 there remains $222,084 in deferred compensation, which will be expensed in 2013.

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2012 and 2011.

Income tax expense for 2012 and 2011 is as follows:

	2012	2011

Current:
Federal	$-	$-
State	-	-

	-	-

Deferred:
Federal	(156,968)	$(197,877)
State	(16,759)	(21,126)
Change in Valuation allowance	173,726	219,003
	$-	$-

The following is a summary of the Company’s deferred tax assets at December 31, 2012 and 2012:

	2012	2012

Deferred Tax Assets:
Net operating losses	$257,996	$163,055
Stock compensation	202,890	124,104
Debt discounts and derivatives	7,104	7,104
Net deferred tax assets	467,990	294,263

Valuation allowance	(467,990)	(294,263)

	$—	$—

A reconciliation between the expected tax expense (benefit) and the effective tax rate for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Statutory federal income tax rate	(34.00)%	(34.00)%
State taxes, net of federal income tax	(3.63)%	(3.63)%
Effect of change in valuation allowance	—	—
Non deductible expenses and other	37.63%	37.63%

	0.00%	0.00%

As of December 31, 2012, the Company had a tax net operating loss carry forward of approximately $442,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

(F-12)

NOTE 10 – CONTINGENCIES AND COMMITMENTS

The Company is not aware of any legal proceedings against it as of December 31, 2012. No contingencies have been provided in the financial statements.

Lease Agreement

Effective on December 1, 2011 a company controlled by our Chief Executive Officer entered into a two year agreement to rent executive office space in West Palm Beach, Florida. The lease automatically renews for 3 month periods unless terminated in writing 30 days prior to the then current end date by either party. The monthly rent for approximately 1,200 square feet is $2,500. Effective March 1, 2012, additional space was added to the lease and the rent became $3,500 per month. The Company realized an expense of $18,605 for the year ending December 31, 2012 for the space utilized. Effective in February 2013, the Company is no longer utilizing the space in West Palm Beach and has agreed to pay $750 per month through June 1, 2013. On March 11, 2013 the Company entered into a one year lease for office space in Southfield, Michigan for $867 per month.

NOTE 11 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2012 the Company had an accumulated deficit of $4,897,286 and a working capital deficit of $242,673. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

We presently maintain our daily operations and capital needs through the receipts of the monthly account residuals we receive directly from the Company’s processors. From time to time when we need additional working capital we have been able to issue convertible promissory notes to an unaffiliated investor. On January 7, 2013 and February 12, 2013 the Company issued convertible notes (“the Notes’) in the amount of $37,500 and $27,500, respectively. The Company received proceeds of $60,000 pursuant to the Notes. The Company plans to increase sales of additional merchant accounts over the course of this fiscal year.

NOTE 12 - SUBSEQUENT EVENTS

On February 8, 2013, 800 Commerce filed Amendment No.2 to its’ S-1 Registration Statement with the Securities and Exchange Commission (“SEC”). Upon approval from the SEC and other regulatory approvals required, the Company will announce a shareholder record date, whereby shareholders of the Company as of that date will be entitled to their pro-rata share of the six million shares of 800 Commerce common stock owned by the Company.

On March 19, 2013 the Board of directors of the Company issued 200,000 shares of Class B Preferred Stock to Mr. James Canton PhD. Effective with the issuance there are now 1,000,000 shares of Class B Preferred Stock issued and outstanding.

Management performed an evaluation of the Company’s activity through the date these financials were issued to determine if they must be reported. The Management of the Company determined that there were no other reportable subsequent events to be disclosed.