Form 10-Q
period 2013-03-31
MEDISWIPE INC.
filed 2013-05-15
CIK 1040850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 000-1321002

MEDISWIPE, INC.

(Exact Name of small business issuer as specified in its charter)

Delaware	20-8484256
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2151 East Jefferson Avenue, Detroit, MI 48207

(Address of principal executive offices) (Zip Code)

(248) 625-4480

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑

The number of shares outstanding of the Registrant's $0.01 par value Common Stock as of May 10, 2013, was 472,331,444 shares.

INDEX TO FORM 10-Q

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets at March 31, 2013 (Unaudited) and December 31, 2012	2
Consol Condensed Statements of Operations for the three months ended March 31, 2013 and 2012 (Unaudited)	3
Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (Unaudited)	4
Notes to Condensed Financial Statements	5-13
Item 2. Management’s Discussion and Analysis	14-15
Item 3. Quantitative and Qualitative Disclosures about Market Risks	15
Item 4. Controls and Procedures	16
Part II. Other Information
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	17
Signatures	18

MEDISWIPE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,873	$1,892
Accounts receivable	17,716	14,133
Deferred financing costs	5,083	2,203
Prepaid assets and other	2,200	-
Total current assets	$34,872	$18,228

LIABILITIES AND STOCKHOLDERS DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$127,409	$99,130
Deferred compensation	72,122	40,880
Convertible debt, net of discounts of $59,324 (2013) and $19,648 (2012)	29,176	35,852
Derivative liabilities	95,474	38,590
Litigation contingency	46,449	46,449
Total current liabilities	370,630	260,901

Commitments and Contingencies

STOCKHOLDERS DEFICIENCY
Series B convertible preferred stock, $0.01 par value; 1,000,000 shares authorized, 800,000 shares issued and outstanding	8,000	8,000
Common stock, $.01 par value; 500,000,000 shares authorized; 470,581,444 (2013) shares and 466,632,164 (2012) shares issued and outstanding	4,705,817	4,666,324
Additional paid-in capital	229,648	202,372
Deferred stock compensation	(133,249)	(222,083)
Accumulated deficit	(5,145,974)	(4,897,286)
Total stockholders' deficiency	(335,758)	(242,673)
Total liabilities and stockholders' deficiency	$34,872	$18,228

See notes to condensed consolidated financial statements.

MEDISWIPE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Fee revenue, net	$49,818	$26,124
Operating Expenses:
Administrative and management fees (including $44,417 (2013) stock based compensation)	109,9174	25,900
Professional and consulting fees (including $59,917 (2013) stock based compensation)	88,919	2,350
Commissions	31,200	8,512
Rent and other occupancy costs	3,752	5,726
Advertising and promotion	3,644	-
Other general and administartive expenses	26,051	11,834

Total operating expenses	263,483	54,322

Operating loss	(213,665)	(28,198)

Other Income (Expense):
Interest expense	(29,930)	(46,124)
Derivative liability (expense) income	(5,093)	44,712
Total other expense, net	(35,023)	(1,412)

Net loss	(248,688)	(29,610)
Less: net loss attributable to noncontrolling interest	-	282

Net loss attributable to Mediswipe, Inc.	$(248,688)	$(29,328)

Basic and diluted loss attributable to Mediswipe, Inc. common stockholders, per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	466,709,378	374,993,995

See notes to condensed consolidated financial statements.

MEDISWIPE, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(248,688)	$(29,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for consulting services	15,500	-
Amortization of deferred stock compensation	88,834	-
Amortization of deferred financing costs	2,120	2,807
Amortization of discount on convertible notes	25,324	40,329
Change in fair market value of derivative liabilities	(144)	(44,713)
Initial derivative liability expense on convertible notes	5,237	-
Changes in operating assets and liabilities:
Increase in :
Accounts receivable	(3,583)	(680)
Prepaid assets and other	(2,200)	-
Increase in :
Accounts payable and accrued expenses	34,339	6,753
Deferred compensation	31,242	22,500
Net cash used in operating activities	(52,019)	(2,613)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	65,000	-
Payment of deferred financing costs	(5,000)	-
Net cash provided by financing activities	60,000	-

Net increase (decrease) in cash and cash equivalents	7,981	(2,613)
Cash and cash equivalents, beginning	1,892	3,355

Cash and cash equivalents, ending	$9,873	$742

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities:
Conversion of notes payable and interest into common stock	$38,060	$10,000

See notes to condensed consolidated financial statements.

MEDISWIPE, INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

BUSINESS

MediSwipe Inc. (the “Company” or “Mediswipe”) offers a complete line of merchant services providing innovative solutions for electronically processing merchant and patient transactions within the healthcare industry. The Company is primarily focused on providing payment and banking solutions to licensed medical marijuana dispensaries, pharmacies and healthcare patient facilities.

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

The Company has utilized its existing banking and merchant network and moved toward vertical markets within both the medicinal medical marijuana and healthcare sector over the last several months. During the three months ended March 31, 2013, through strategic partnerships with banking and financing partners the Company received commission based fees for arranging for third party financing for elective surgery procedures.

In April 2013 and in partnership with Digital Records Inc. of Florida, the Company is now introducing its proprietary Data Management System (DMS). DMS is designed specifically for medicinal dispensaries in regulated jurisdictions. The DMS application is a HIPAA compliant, web-secure document repository and collaboration system, developed exclusively for the medical marijuana industry. DMS includes patient registration, digital records management and tracking of all caregiver transactions, including log-in time, date stamp and quantity and type of medication prescribed. DMS was developed by industry leaders in document imaging and management, patient work-flow, and cloud-based web solutions to provide patients, caregivers, dispensaries, labs, providers and certification centers with the industry's first complete, cloud-based network collaboration system.

The patient records management system within DMS features include the importing, scanning, emailing and faxing of all medical records and many other novel functions. DMS provides our users a manner to effectively manage their documents in one central, HIPAA compliant, secure repository.

The Company’s DMS's infrastructure is the only system available to the medical marijuana industry that allows patients, caregivers, dispensaries, laboratories, providers and certification centers to communicate, educate and operate in an environment promoting checks and balances. DMS is extremely unique and has been developed around the concept of promoting to patients the idea of becoming proactive, rather than reactive with their healthcare and to follow the right side of State Law.  In addition, it is our desire to allow our clients to operate in an environment that will allow them to anticipate any changes to Federal and State Laws, such as the likelihood of state required patient monitoring systems, akin to those currently required for the sale of other narcotics.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 2, 2013. Interim results of operations for the three months ended March 31, 2013 are not necessarily indicative of future results for the full year. Certain amounts from the 2012 period have been reclassified to conform to the presentation used in the current period.

The condensed consolidated financial statements include the accounts of the Company and 800 Commerce, until May 10, 2012 when 800 Commerce sold shares of its common stock to third parties resulting in the Company no longer holding a controlling interest in 800 Commerce. All material intercompany balances and transactions have been eliminated.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. There were not any outstanding warrants or options as of March 31, 2013 and 2012. As of March 31, 2013, the Company’s outstanding convertible debt is convertible into 3,817,232 shares of common stock and 800,000 shares of Class B convertible preferred stock is convertible into 376,465,155 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

For the three months ended March 31, 2013 and 2012 the Company recorded stock based compensation of $104,334 and $0, respectively(See Notes 7 and 8). As of March 31, 2013, the Company does not have any outstanding stock options or warrants.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Sales

None of our customers account for more than 10% of our business, however we rely on a few processors to provide to us, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. During the three months ended March 31, 2013, 100% of our revenues were from our agreement with ACS.

In April 2013, ACS and the Company terminated their agreements and accordingly, the Company will no longer be receiving fees related to the ACS agreement. The Company recently entered into an exclusive distributorship agreement with Chill Drinks, LLC (See Note 11) for sales of Chill Drink’s products to dispensaries. Sales began in April 2013. Also during the quarter ending June 30, 2013 the Company plans to roll out its’ DMS software (See note 1) and anticipates to begin a monthly recurring revenue model, whereby dispensaries will pay up to $400 per month for access to DMS. Additionally through DMS, the Company will be selling a patient digital health record storage system for an annual fee. The Company will be introducing additional products in the forthcoming quarters to supplement the initial products.

Industry

Previously, the Company generated substantially all of its’ revenue from providing merchant services to approximately forty medical dispensaries and wellness centers throughout California and Colorado through our sponsor bank Electronic Merchant Systems (“EMS”). EMS has advised all medical dispensaries that they will no longer accept their Visa and MasterCard transactions. This change was effective on July 1, 2012 and had a materially adverse effect on our business.

NOTE 6 – CONVERTIBLE DEBT

In December 2011 the Company issued a $50,000 convertible promissory note as part of a guaranty fee due (the “Guaranty Note”) to a Company that is affiliated with a former officer of the Company. Terms of the note include an eight percent per annum interest rate and the note matured on the one year anniversary on December 20, 2012. Additionally, the holder of the Note has the right to convert the note into shares of common stock of the Company at a conversion price equal to eighty percent (80%) of the lowest closing bid price of the common stock within five (5) days of the conversion. The beneficial conversion feature included in the Guaranty Note resulted in an initial debt discount and derivative liability of $36,765.

During the year ended December 31, 2012, the company made payments of $18,000, reducing the balance of the Guaranty Note to $32,000 as of December 31, 2012. As of December 31, 2012 the Company revalued the remaining conversion feature of the Guaranty Note at $13,209. On March 31, 2013 the Company and the noteholder elected to convert the remaining $32,000 balance of the note and accrued and unpaid interest of $6,060 into 3,699,280 shares of common stock.

On November 28, 2012 the Company entered into a $23,500 convertible note agreement (the 2012 Note) with Asher Enterprises, Inc. (“Asher”). We received net proceeds of $20,000 from the 2012 Note after debt issuance costs of $2,500 paid for lender legal fees. These debt issuance costs will be amortized over the earlier of the terms of the Note or any redemptions and accordingly $833 has been expensed as debt issuance costs (included in interest expense) for the three months ended March 31, 2013.

The Company determined that the conversion feature of the 2012 Note represents an embedded derivative since the Note is convertible into a variable number of shares upon conversion. Accordingly, the Note is not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount will be amortized from the date of issuance to the maturity dates of the Note. The change in the fair value of the liability for derivative contracts will be recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the 2012 Note resulted in an initial debt discount of $23,500 and an initial loss on the valuation of derivative liabilities of $1,826 for a derivative liability initial balance of $25,326.

As of December 31, 2012, the Company revalued the embedded conversion feature of the November 2012 Note. For the period from November 28, 2012 through December 31, 2012, the Company increased the derivative liability of $25,326 by $55 resulting in a derivative liability balance of $25,381.

On January 2, 2013 and February 11, 2013 the Company entered convertible note agreements (the 2013 Notes) with Asher for $37,500 and $27,500, respectively. We received net proceeds of $60,000 from the 2013 Notes after debt issuance costs of $5,000 paid for lender legal fees. These debt issuance costs will be amortized over the earlier of the terms of the Note or any redemptions and accordingly $1,287 has been expensed as debt issuance costs (included in interest expense) for the three months ended March 31, 2013. The beneficial conversion feature included in the 2013 Notes resulted in an initial debt discount of $65,000 and an initial loss on the valuation of derivative liabilities of $5,237 for a derivative liability initial balance of $70,237.

The fair value of the embedded conversion feature of the 2013 Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Expected Volatility Percentage	Risk free Interest Rate
1/3/13	40,476	9 months	$0.009	$0.0179	158%	0.12%
2/11/13	29,761	9 months	$0.0439	$0.0884	172%	0.11%

As of March 31, 2013 the Company revalued the embedded conversion feature of the November 2012 Note and 2013 Notes. For the period from December 31, 2012 to March 31, 2013, the Company decreased the derivative liability of the 2012 Note by $11 resulting in a derivative liability balance of $25,370. From their date of issuances, the Company decreased the derivative liability of the 2013 Notes by $133 resulting in a derivative liability of $70,104. The fair value of the 2012 and 2013 Notes was calculated at March 31, 2013 utilizing the following assumptions:

Note Issuance Date	Fair Value	Term	Assumed Conversion Price	Expected Volatility Percentage	Risk free Interest Rate
11/28/12	$25,370	5 months	$0.025	171%	0.11%
1/3/13	40,461	6 months	0.025	171%	0.11%
2/11/13	29,643	7 months	0.025	171%	0.11%

The inputs used to estimate the fair value of the derivative liabilities are considered to be level 2 inputs within the fair value hierarchy.

A summary of the derivative liability balance as of December 31, 2012 and March 31, 2013 is as follows:

Fair Value	Derivative Liability Balance 12/31/12	Initial Derivative Liability	Redeemed Convertible Notes	Fair value change- three months ended 3/31/13	Derivative Liability Balance 3/31/13
Guaranty Note	$13,209	-	$(13,209)	-	-
2012 Note	25,381	-		(11)	25,370
2013 Notes	-	70,237		(133)	70,104
Total	$38,590	$70,237*	$(13,209)	$(144)	$95,474

*Comprised of $65,000, the discount on the face value of the convertible note and the initial derivative liability expense of $5,237 which is included in the derivative liability expense of $887 on the condensed statement of operations for the three months ended March 31, 2013, included herein.

NOTE 7 – RELATED PARTY TRANSACTIONS

Management fees and stock compensation expense

Effective January 1, 2011, the Company has agreed to annual compensation of $90,000 for its CEO, which was increased to $150,000 annually, effective January 1, 2013. Effective January 1, 2013, the Company has agreed to annual compensation of $96,000 for the CFO. For the three months ended March 31, 2013 and 2012 the Company recorded management fee expenses for management as follows:

Payee	Three months ended March 31, 2013	Three months ended March 31, 2012
B. Michael Friedman (CEO)	$37,500	$23,960
Erick Rodriguez (Pres.)	44,417	-
Barry Hollander (CFO)	24,000	1,500
TOTAL	$$105,917	$25,460

In August 2012, the Company issued 250,000 shares of Class B Preferred Stock to the President, valued at $177,667 and recorded the amount as deferred stock compensation to be amortized over one year. For the three months ended March 31, 2013, the Company has amortized $44,417, which is included in administrative and management fees.

Agreements with prior management

In December 2011 the Company issued a $50,000 convertible promissory note (see Note 6) as part of a guaranty fee due to a Company that is affiliated with a former officer of the Company. Terms of the note include an eight percent per annum interest rate and the note matured on the one year anniversary on December 20, 2012. Additionally, the holder of the Note has the right to convert the note into shares of common stock of the Company at a conversion price equal to eighty percent (80%) of the lowest closing bid price of the common stock within five (5) days of the conversion. On March 31, 2013, the Company and the noteholder elected to convert the remaining balance of the note of $32,000 and accrued and unpaid interest of $6,060 into 3,699,280 shares of common stock.

Also in December 2011, the Company agreed to pay an additional $50,000 in common stock, which is included in accounts payable and accrued expenses on the March 31, 2013 and December 31, 2012 consolidated balance sheets.

NOTE 8 – COMMON AND PREFERRED STOCK

Common Stock

On March 19, 2013, the Company issued 250,000 shares of restricted common stock, to Empire Relations Holdings, LLC, as consideration under a consulting agreement dated March 7, 2013 for public and financial relations services. The fair value was $15,500 based on the closing stock price of $0.062 per share on the measurement date as the shares are non-refundable and no future performance obligation exists.

On March 31, 2013, the Company agreed to issue 3,699,280 shares of common stock upon the conversion of the remaining balance of $32,000 of the guaranty note and accrued and unpaid interest of $6,060 (see notes 6 and 7).

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at March 31, 2013 and 2012.

As of March 31, 2013, the Company had a tax net operating loss carry forward of approximately $555,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

NOTE 10 – CONTINGENCIES AND COMMITMENTS

The Company is not aware of any legal proceedings against it as of March 31, 2013. No contingencies have been provided in the financial statements.

NOTE 11 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2013 the Company had an accumulated deficit of $5,145,974 and a working capital deficit of $335,758. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 12 – SUBSEQUENT EVENTS

On April 25, 2013, 800 Commerce filed Amendment No.3 to its’ S-1 Registration Statement with the Securities and Exchange Commission (“SEC”). Upon approval from the SEC and other regulatory approvals required, the Company will announce a shareholder record date, whereby shareholders of the Company as of that date will be entitled to their pro-rata share of the six million shares of 800 Commerce common stock owned by the Company.

Effective on April 1, 2013 the Company entered into a three year agreement to rent office space in Detroit, Michigan. Totaling approximately 2,500 square feet, the space will also be used to operate the Company’s Certification Station business. The Company’s monthly rent is $2,200.

Effective April 1, 2013, the Company has agreed to engage Digital Records, Inc. (“DigiRecs”) to assist the Company in the development of software, including, but not limited to the creation of documents for the Company’s Certification Stations, and the programming of the Company’s Data Management Systems (“DMS”). The DMS application includes patient registration, digital records management and tracking of all caregiver transactions including log-in time, date stamp and quantity and type of medication. Pursuant to the engagement of DigiRecs, the Company has agreed to compensate DigiRecs $5,000 per month, for a twenty-four (24) month term and to issue to DigiRecs a warrant to purchase 2,000,000 shares of common stock at an exercise price $0.005 per share. The warrant shall expire on the third anniversary of its grant date. In conjunction with the agreement, the Company appointed Mr. Kevin Deitch and Mr. Timothy Winn to serve s advisors the the Company’s Board of Directors.

Previously the Company appointed Mr. Jayme Canton to be an advisor to the Company’s Board of Directors. In April 2013, the Company agreed to issue to Mr. Canton 2,000,000 shares of restricted common stock, a warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.05 per share with an expiration date on the third year anniversary of the grant, and 250,000 shares of common stock to be issued at the end of each calendar quarter beginning on June 30, 2013 and ending on the earlier of March 31, 2015 (the term of Canton’s advisor role) or the date Canton is no longer serving as an advisor to the board of directors.

On April 10, 2013, the Company issued a convertible promissory note to Asher for $27,500 under the same terms of the 2013 Notes described in Note 6. The note was funded by Asher on April 18, 2013.

On April 23, 2013 the Company issued a Convertible Note to an unaffiliated third party in exchange and for the cancellation of the litigation contingency of $46,449, which was acquired by the third party. Also on April 23, 2013, the Company issued 1,750,000 shares of common stock in satisfaction of the April 23, 2013 Convertible Note. The shares were issued at $0.0265 per share.

On April 30, 2013 the Company entered into a one year Distribution Agreement with Chill Drinks, LLC (“Chill Drinks”). Chill Drinks has the rights to an energy drink called Chillo Energy Drink (“Chillo”) and a hemp ice tea drink called C+ Swiss Ice Tea (“C+Swiss”). Chillo and C+Swiss are referred to as the (“Chill Drink Products”). Pursuant to the Distribution Agreement the Company has the exclusive distribution and placement rights of the Chill Drink Products to medical dispensaries.

On May 2, 2013, the Company signed a term sheet to issue a convertible promissory note for up to $660,000 (the “Note”). The note will be due ten months after its issue date, bear interest at 8% per annum and include an original issue discount (“OID”) of $60,000. The OID will be pro-rated for the amount actually funded. It is anticipated at closing, the lender will advance $200,000 and issue four $100,000 promissory notes to the Company with a stated annual interest rate of 8%. The Company can elect to begin the amortization for repayment of the note for the greater of $165,000 or ¼ of the amount due, by the issuance of common stock at a 25% discount to the average of the three lowest closing bid prices of the Company’s stock for the 20 days prior to conversion.

On May 10, 2013 the Board of Directors agreed to retroactively to January 1, 2013, increase the annual compensation of Mr. Friedman, the Company’s CEO from $90,000 to $150,000, and to increase the annual compensation of Mr. Hollander, the Company’s CFO from $36,000 to $96,000, whereby the increase will be paid in the form of restricted common stock at the end of each calendar quarter.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2012 and 2011, included in our annual report on Form 10-K filed with the SEC on April 13, 2013.

The independent auditors reports on our financial statements for the years ended December 31, 2012 and 2011 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 11 to the condensed consolidated financial statements filed herein.

(a) Liquidity and Capital Resources.

For the three months ended March 31, 2013, net cash used in operating activities was $52,019 compared to $2,613 for the three months ended March 31, 2012. The company had a net loss $248,688 for the three months ended March 31, 2013 compared to a net loss of $29,610 for the three months ended March 31, 2012. The net loss for the three months ended March 31, 2013 was impacted by stock compensation expense of $104,334 comprised of the amortization of deferred stock compensation of $88,834 from the previous issuance of Series B preferred stock and $15,500 for the issuance of 250,000 shares for services provided to the Company. Additional non-cash expenses for the three months ended March 31, 2013 were the amortization of the initial discounts of $25,324 on the convertible notes, the initial derivative liability expense, net of the change in the fair value of the derivatives of $5,093 and amortization of deferred financing fees of $2,120 also related to the convertible promissory notes.

During the three months ended March 31, 2013, net cash provided by financing activity was $60,000. This was comprised of issuance of convertible promissory notes of $65,000 and the payment of deferred financing fees of $5,000.

For the three months ended March 31, 2013, cash and cash equivalents increased by $7,981 compared to a decrease of $2,613 for the three months ended March 31, 2012. Ending cash and cash equivalents at March 31, 2013 was $9,873 compared to $1,892 at December 31, 2012.

During the three months ended March 31, 2013, 100% of our revenues were from our agreement with ACS. In April 2013, ACS and the Company terminated their agreements and accordingly, the Company will no longer be receiving fees related to the ACS agreement. The Company recently entered into an exclusive distributorship agreement with Chill Drinks, LLC (See Note 11) for sales of Chill Drink’s products to dispensaries. Sales began in April 2013. Also during the quarter ending June 30, 2013 the Company plans to roll out its’ DMS software (See note 1) and anticipates to begin a monthly recurring revenue model, whereby dispensaries will pay up to $400 per month for access to DMS. Additionally through DMS, the Company will be selling a patient digital health record storage system for an annual fee. The Company will be introducing additional products in the forthcoming quarters to supplement the initial products.

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

(b) Results of Operations

Results of operations for the three months ended March 31, 2013 vs. March 31, 2012

REVENUES

Revenues for the three months ended March 31, 2013 were $49,818 compared to $26,124 for the three months ended March 31, 2012. Revenues in the current three month period are a result of the Company receiving agent commissions pursuant to an agreement with Alternative Capital Solutions (“ACS”). Revenues from 2012 period were all related to merchant processing fees the Company received from medical dispensaries. Effective July 1, 2012, the merchant processing fees ceased as a result of Mastercard and Visa declining to accept credit card charges from medical dispensaries.

OPERATING EXPENSES

Operating expenses were $263,483 for the three months ended March 31, 2013 compared to $54,322 for the three months ended March 31, 2012. The expenses for the three months ended March 31, 2013 and 2012 were comprised of:

Description	2013	2012
Administration and management fees	$65,500	$25,900
Stock compensation expense, management	44,417	—
Stock compensation expense, other	59,917	—
Professional and consulting fees	29,002	2,350
Commissions	31,200	8,512
Advertising and promotional expenses	3,644	—
Rent and occupancy costs	3,752	5,726
General and other administrative	26,051	11,384
Total	$263,483	$54,322

Administration and management fees increased as a result of the increase of the amount accrued for the salaries for our CEO from $22,500 for the quarter ended March 31, 2012 to $37,500 for the three months ended March 31, 2013, and compensation recorded for our CFO of $24,000 for the three months ended March 31, 2013.

Stock compensation expense, management was comprised of the amortization of preferred stock issued to our President in August, 2012. Stock compensation expense other is comprised of $15,500 related to the issuance of 250,000 shares of common stock issued to a consultant in the three months ended March 31, 2013 and amortization of $44,417 of preferred stock issued to consultants in August 2012.

Professional and consulting fees increased for the three months ended March 31, 2013 as a result of investor relation costs of $14,302 and consulting fees of $14,700 paid pursuant to the ACS agreement. Commissions of $31,200 were also incurred pursuant to the ACS Agreement.

General and other administrative costs for the three months ended March 31, 2013, included public company filing fees of $8,895, travel and entertainment costs of $5,636, internet and web based service costs of $5,447, certification station set up costs of $2,904 and $3,169 of other general and administrative costs.

OTHER INCOME (EXPENSE)

Other expense for the three months ended March 31, 2013 was $35,023 compared to $1,412 for the three months ended March 31, 2012. Included in the current period is interest expense of $29,930, comprised of $25,324 related to the amortization of the initial discount on convertible promissory notes, $2,120 for the amortization of the deferred financing costs and $2,486 for the interest expense on the face value of the notes. Also included in other expenses for the three months ended March 31, 2013 was $5,237 for the initial derivative liability expense for the embedded derivative in newly issued convertible notes and a credit to expense of $144 for the fair value change on the derivative liability associated with the convertible promissory notes. Other expenses for the three months ended March 31, 2012 included interest expense of $46,124. Interest expense was comprised of $40,329 related to the amortization of the initial discount on convertible promissory notes, $2,807 for the amortization of the deferred financing costs and $2,988 for the interest expense on the face value of the notes. These amounts were partially offset for the fair value change (decrease) of $44,712 in the derivative liability associated with convertible promissory notes.

OFF BALANCE SHEET ARRANGEMENTS

None

Critical Accounting Policies

See Note 2 to the condensed consolidated financial statements included herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2013, our disclosure controls and procedures are not effective.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 19, 2013, the Company issued 250,000 shares of restricted common stock, to Empire Relations Holdings, LLC, as consideration under a consulting agreement dated March 7, 2013 for public and financial relations services. The fair value was $15,500 based on the closing stock price of $0.062 per share on the measurement date as the shares are non-refundable and no future performance obligation exists. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. The consultant was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

On March 31, 2013, the Company agreed to issue 3,699,280 shares of common stock upon the conversion of the remaining balance of $32,000 of the guaranty note and accrued and unpaid interest of $6,060.

ITEM 3. Defaults upon Senior Securities

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. Other Information

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer, required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDISWIPE, INC.

May 15, 2013	By:	/s/ B. Michael Friedman
B. Michael Friedman
Chief Executive Officer and Director
(Principal Executive Officer)

