Form 10-Q
period 2013-06-30
MEDISWIPE INC.
filed 2013-08-14
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number 000-1321002

MEDISWIPE, INC.
(Exact name of registrant as specified in its charter)

Delaware		20-8484256
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

2151 East Jefferson Avenue, Detroit, MI. 48207
(Address of principal executive offices)

(248) 625-4480
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑           No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐       No  ☑

The number of shares outstanding of the Registrant's $0.01 par value Common Stock as of August 10, 2013, was 445,456,717 shares.

INDEX TO FORM 10-Q

Page
Part I. Financial Information

Item 1. Financial Statements

Condensed Balance Sheets at June 30, 2013 (Unaudited) and December 31, 2012	2

Condensed Statements of Operations for the three and six months ended June 30, 2013 and 2012 (Unaudited)	3

Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (Unaudited)	4

Notes to Condensed Financial Statements (Unaudited)	5 – 14

Item 2. Management’s Discussion and Analysis	15 – 17

Item 3. Quantitative and Qualitative Disclosures about Market Risks	18

Item 4. Controls and Procedures	18

Part II. Other Information

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Mine Safety Disclosures	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

MEDISWIPE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$116,887	$1,892
Accounts receivable	31,653	14,133
Inventory	11,184	—
Deferred financing costs	21,787	2,203
Prepaid assets and other	3,050	—
Total current assets	$184,561	$18,228

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$146,987	$99,130
Deferred compensation	3,000	40,880
Convertible debt, net of discounts of $50,150 (2013) and $19,648 (2012)	42,350	35,852
Convertible note payable (net of discount of $17,111)	210,389	—
Derivative liabilities	122,792	38,590
Litigation contingency	—	46,449
Total current liabilities	525,518	260,901

Commitments and Contingencies

Stockholders' Deficiency:
Series B convertible preferred stock, $0.01 par value; 1,000,000 shares authorized, 1,000,000 (2013) and
800,000 (2012) shares issued and outstanding	10,000	8,000
Common stock, $.01 par value; 500,000,000 shares authorized; 445,456,717 (2013) shares
and 466,632,164 (2012) shares issued and outstanding	4,454,569	4,666,324
Additional paid-in capital	3,714,104	202,372
Deferred stock compensation	(22,207)	(222,083)
Accumulated deficit	(8,497,423)	(4,897,286)

Total stockholders' deficiency	(340,957)	(242,673)

Total liabiities and stockholders' deficiency	$184,561	$18,228

See notes to condensed consolidated financial statements.

MEDISWIPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Fee revenue, net	$—	$23,334	$49,818	$49,458
Product revenue	38,267		38,267
Cost of sales product	24,369	—	24,369	—

Gross profit	13,898	23,334	63,716	49,458

Operating Expenses:
Administrative and management fees (including $3,072,264 and $3,116,681
stock based compensation for the three and six months ended June 30, 2013)	3,141,944	34,888	3,251,861	60,788
Professional and consulting fees (including $44,417 and $104,334 stock based
compensation for the three and six months ended June 30, 2013, respectively)	64,286	5,050	153,205	7,400
Commissions	—	—	31,200	8,512
Rent and other occupancy costs	15,031	5,957	18,783	11,683
Advertising and promotion	5,227	—	8,871	—
Other general and administrative expenses	21,029	21,209	47,080	33,043

Total operating expenses	3,247,517	67,104	3,511,000	121,426

Operating loss	(3,233,619)	(43,770)	(3,447,284)	(71,968)

Other Income (Expense):
Interest expense	(92,630)	(46,812)	(122,560)	(92,936)
Derivative liability (expense) income	(25,200)	(26,668)	(30,293)	18,044
Gain on deconsolidation of subsidiary	—	62,636	—	62,636
Total other expense, net	(117,830)	(10,844)	(152,853)	(12,256)

Net loss	(3,351,449)	(54,614)	(3,600,137)	(84,224)
Less: net loss attributable to noncontrolling interest	—	413	—	695

Net loss attributable to Mediswipe, Inc.	$(3,351,449)	$(54,201)	$(3,600,137)	$(83,529)

Basic and diluted loss attributable to Mediswipe, Inc.
common stockholders, per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	473,220,659	395,033,751	469,983,005	394,982,232

See notes to condensed consolidated financial statements.

MEDISWIPE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
	(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,600,137)	$(83,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for consulting services	105,275	—
Amortization of deferred stock compensation	170,265	—
Preferred stock issued for services	2,821,275	—
Fair value of stock options issued	124,200	—
Amortization of deferred financing costs	13,916	5,546
Amortization of discounts on convertible notes	94,448	81,806
Change in fair market value of derivative liabilities	13,083	(19,755)
Initial derivative liability expense on convertible notes	17,210	1,711
Change in noncontrolling interest	—	(695)
Gain on deconsolidation of subsisiary	—	(62,636)
Cash effect of deconsolidation	—	(5,166)
Changes in operating assets and liabilities:
Increase in :
Inventory	(11,184)	—
Accounts receivable	(17,520)	(2,842)
Prepaid assets and other	(3,050)	—
Increase in :
Accounts payable and accrued expenses	58,572	10,983
Deferred compensation	62,142	45,000
Net cash used in operating activities	(151,505)	(29,577)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	92,500	32,500
Issuance of subsidiary common stock for cash	—	5,000
Proceeds from convertible notes	200,000	—
Payment of convertible notes	—	(8,000)
Payment of deferred financing costs	(26,000)	(2,500)
Net cash provided by financing activities	266,500	27,000

Net increase (decrease) in cash and cash equivalents	114,995	(2,577)
Cash and cash equivalents, beginning	1,892	3,355

Cash and cash equivalents, ending	$116,887	$778

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Conversion of notes payable and interest into common stock	$66,216	$58,000

Settlement of accrued compensation with preferred stock	$100,022	$—

Conversion of litigation contingency liability into common stock	$46,449	$—

MEDISWIPE, INC.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

BUSINESS

MediSwipe Inc. (the “Company” or “Mediswipe”) offers a complete line of merchant services providing innovative solutions for electronically processing merchant and patient transactions within the healthcare industry. The Company is primarily focused on providing innovative patient solutions to licensed medical marijuana dispensaries, pharmacies and healthcare patient facilities.

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

The Company introduced during the quarter ending June 30, 2013, its’ proprietary Data Management System (DMS). DMS is designed specifically for medicinal dispensaries in regulated jurisdictions. The DMS application is a HIPAA compliant, web-secure document repository and collaboration system, developed exclusively for the medical marijuana industry. DMS includes patient registration, digital records management and tracking of all caregiver transactions, including log-in time, date stamp and quantity and type of medication prescribed. DMS was developed by industry leaders in patient work-flow, and cloud-based web solutions to provide patients, caregivers, dispensaries, labs, providers and certification centers with the industry's first complete, cloud-based network collaboration system.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 2, 2013. Interim results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of future results for the full year. Certain amounts from the 2012 period have been reclassified to conform to the presentation used in the current period.

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

ACCOUNTS RECEIVABLE

The Company records accounts receivable from amounts due from its processors and customers. The records accounts receivable upon the shipment of products. The Company charges certain merchants for processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. The Company charges other merchant customers a flat fee per transaction, and may also charge miscellaneous fees to our customers, including fees for returns, monthly minimums, and other miscellaneous services. All the charges and collections thereon flow through our processors who then remit the fee due the Company within the month following the actual charges.

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

The Company recognizes revenue during the month in which products are shipped or commissions are earned.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. There were 3,000,000 outstanding warrants as of June 30, 2013. There were no outstanding warrants or options as of June 30, 2012. As of June 30, 2013, the Company’s outstanding convertible debt is convertible into 5,667,304 shares of common stock and 1,000,000 shares of Class B convertible preferred stock is convertible into 222,728,359 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

For the three and six months ended June 30, 2013, the Company recorded stock and warrant based compensation of $3,116,681 and $3,221,015, respectively. For the three and six months ended June 30, 2012, there was no stock based compensation expense (See Notes 7 and 8).

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

Sales

For the six months ended June 30, 2103 three (3) customers each accounted for more than 10% of our business, as follows:

Customer	Sales %	Accounts Receivable Balance
A	56.6	$—
B	16.4	14,400
C	13.5	9,664

Purchases

For the three and six months ended June 30, 2013, 100% of our purchases were from one vendor related to the purchase of Chillo and C+ Swiss drinks.

NOTE 6 – CONVERTIBLE DEBT

In December 2011 the Company issued a $50,000 convertible promissory note as part of a guaranty fee due (the “Guaranty Note”) to a Company that is affiliated with a former officer of the Company. Terms of the note included an eight percent per annum interest rate and the note matured on the one year anniversary on December 20, 2012. Additionally, the holder of the Note had the right to convert the note into shares of common stock of the Company at a conversion price equal to eighty percent (80%) of the lowest closing bid price of the common stock within five (5) days of the conversion. The beneficial conversion feature included in the Guaranty Note resulted in an initial debt discount and derivative liability of $36,765.

During the year ended December 31, 2012, the company made payments of $18,000, reducing the balance of the Guaranty Note to $32,000 as of December 31, 2012. As of December 31, 2012 the Company revalued the remaining conversion feature of the Guaranty Note at $13,209. On March 31, 2013 the Company and the noteholder elected to convert the remaining $32,000 balance of the note and accrued and unpaid interest of $6,060 into 3,699,280 shares of common stock. The fair value of derivative liability on the date of conversion totaling $13,209 was reclassed to additional paid in capital.

On November 28, 2012 the Company entered into a $23,500 convertible note agreement (the 2012 Note) with Asher Enterprises, Inc. (“Asher”). We received net proceeds of $20,000 from the 2012 Note after debt issuance costs of $2,500 paid for lender legal fees. These debt issuance costs will be amortized over the earlier of the terms of the Note or any redemptions and accordingly $1,370 and $2,203 has been expensed as debt issuance costs (included in interest expense) for the three and six months ended June 30, 2013.

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

As of December 31, 2012, the Company revalued the embedded conversion feature of the November 2012 Note. For the period from November 28, 2012 through December 31, 2012, the Company increased the derivative liability of $25,326 by $55 resulting in a derivative liability balance of $25,381. As of March 31, 2013 the Company revalued the embedded conversion feature of the November 2012 Note and for the period from December 31, 2012 to March 31, 2013, the Company decreased the derivative liability of the 2012 Note by $11 resulting in a derivative liability balance of $25,370. During the quarter ended June 30, 2013, the Company issued 1,210,273 shares of common stock in satisfaction of the convertible note and $940 of accrued and unpaid interest. The shares were issued at approximately $0.02 per share. The fair value of derivative liability on the date of conversion totaling $25,382 was reclassed to additional paid in capital.

On January 2, 2013, February 11, 2013 and April 10, 2013, the Company entered convertible note agreements (the 2013 Notes) with Asher for $37,500, $27,500 and $27,500, respectively. We received net proceeds of $85,000 from the 2013 Notes after debt issuance costs of $7,500 paid for lender legal fees. These debt issuance costs will be amortized over the earlier of the terms of the Note or any redemptions and accordingly $2,333 and $3,620 has been expensed as debt issuance costs (included in interest expense) for the three and six months ended June 30, 2013. The beneficial conversion feature included in the 2013 Notes resulted in an initial debt discount of $92,500 and an initial loss on the valuation of derivative liabilities of $17,210 for a derivative liability initial balance of $109,710.

The fair value of the embedded conversion features of the 2013 Notes was calculated at each issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Expected Volatility Percentage	Risk free Interest Rate
1/3/13	$40,476	9 months	$0.009	$0.0179	158%	0.12%
2/11/13	29,761	9 months	$0.0439	$0.0884	172%	0.11%
4/10/13	39,473	9 months	$0.0311	$0.045	171%	0.15%

As of June 30, 2013 the Company revalued the embedded conversion feature of the 2013 Notes. From their dates of issuance, the Company increased the derivative liability of the 2013 Notes by $13,082 resulting in a derivative liability of $122,792. The fair value of the 2013 Notes was calculated at June 30, 2013 utilizing the following assumptions:

Note Issuance Date	Fair Value	Term	Assumed Conversion Price	Expected Volatility Percentage	Risk free Interest Rate
1/3/13	$50,335	3 months	$0.0217	155%	0.02%
2/11/13	36,912	4 months	0.0217	155%	0.06%
4/18/13	35,545	6 months	0.0217	155%	0.11%

The inputs used to estimate the fair value of the derivative liabilities are considered to be level 2 inputs within the fair value hierarchy.

A summary of the derivative liability balance as of December 31, 2012 and June 30, 2013 is as follows:

Fair Value	Derivative Liability Balance 12/31/12	Initial Derivative Liability		Redeemed Convertible Notes	Fair value change- six months ended 6/30/13	Derivative Liability Balance 6/30/13
Guaranty Note	$13,209	—		$(13,209)	—	—
2012 Note	25,381	—		(25,381)	—	—
2013 Notes	—	109,710			13,082	122,792
Total	$38,590	$109,710	*	$(38,590)	$13,082	$122,792

*Comprised of $92,500, the discount on the face value of the convertible note and the initial derivative liability expense of $17,210 which is included in the derivative liability expense of $30,293 on the condensed statement of operations for the six months ended June 30, 2013, included herein.

On May 20, 2013, the Company entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC ("Typenex"), for the sale of an 8% convertible note in the principal amount of up to $667,500 (which includes Typenex legal expenses in the amount of $7,500 and a $60,000 original issue discount) (the “Company Note”) for $600,000, consisting of $100,000 paid in cash at closing (May 21, 2013) and five secured promissory notes, aggregating $500,000, bearing interest at the rate of 8% per annum. The first note was funded on June 13, 2013 and the four remaining notes each maturing sixty (60) days following the occurrence of the Maturity Date (the “Investor Notes”). The Investor Notes may be prepaid, without penalty, all or portion of the outstanding balance along with accrued but unpaid interest at any time prior to maturity. The Company has no obligation to pay Typenex any amounts on the unfunded portion of the Note.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on June 16, 2014. The Note is convertible into common stock, at Typenex’s option, at a price of $0.055 per share. In the event the Company elects to prepay all or any portion of the Note, the Company is required to pay to Typenex an amount in cash equal to 125% multiplied by the sum of all principal, interest and any other amounts owing.

Typenex has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. The Note also provides for penalties and rescission rights if we do not deliver shares of our common stock upon conversion within the required timeframes.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, Typenex is an accredited investor and had access to information about the Company and their investment, Typenex took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

NOTE 7 – RELATED PARTY TRANSACTIONS

Management fees and stock compensation expense

Effective January 1, 2011, the Company has agreed to annual compensation of $90,000 for its CEO, which was increased to $150,000 annually, effective January 1, 2013. Effective January 1, 2013, the Company has agreed to annual compensation of $96,000 for the CFO.

In August 2012, the Company issued 250,000 shares of Class B Preferred Stock to the President, valued at $177,667 and recorded the amount as deferred stock compensation to be amortized over one year. As of June 30, 2013, the Company accepted the resignation of Mr. Rodriguez as an Officer and Director of the Company. The Company has cancelled the Preferred Stock and returned the shares to the treasury of the Company for failure to complete the employment agreement and the SweetMD transaction. Therefore, the Company stopped amortizing the deferred compensation during the quarter ended June 30, 2013, and recorded an entry to eliminate the remaining unamortized compensation of $29,611 with the corresponding entry to additional paid in capital. The company recognized expenses $37,014 and $81,431 for the three and six months ended June 30, 2013.

In June 2013, Mr. Friedman agree to exchange 30,335,000 shares of common stock in partial consideration for the issuance of 450,000 shares of Class B preferred stock (see note 8).

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

Also in December 2011, the Company agreed to pay an additional $50,000 in common stock, which is included in accounts payable and accrued expenses on the June 30, 2013 and December 31, 2012 consolidated balance sheets.

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

Previously the Company appointed Mr. Jayme Canton to be an advisor to the Company’s Board of Directors. In April 2013, the Company agreed to issue to Mr. Canton 2,000,000 shares of common stock, a warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.05 per share with an expiration date on the third year anniversary of the grant, and 250,000 shares of common stock to be issued at the end of each calendar quarter beginning on June 30, 2013 and ending on the earlier of March 31, 2015 (the term of Canton’s advisor role) or the date Canton is no longer serving as an advisor to the board of directors. The Company included $9,775 in stock based compensation expense for the shares issued as of June 30, 2013, based upon the market price of the common stock of $.0391 per share.

On April 23, 2013 the Company issued a Convertible Note to an unaffiliated third party in exchange and for the cancellation of a litigation contingency of $46,449, which was acquired by the third party. Also on April 23, 2013, the Company issued 1,750,000 shares of common stock in satisfaction of the April 23, 2013 Convertible Note. The shares were issued at $0.0265 per share, and the Company recorded a beneficial conversion feature expense of $29,561.

On June 26, 2013, B. Michael Friedman, the Company’s CEO exchanged 30,335,000 shares of common stock for 450,000 shares of Class B Preferred Stock. The Company reduced accrued compensation due Mr. Freidman of $100,022 and recognized stock based compensation expense of $2,821,275.

Preferred Stock

As of December 31, 2012, the Company had 800,000 shares of Series B Preferred Stock (the “Class B Preferred Stock”), par value $0.01 outstanding. On June 12, 2013, pursuant to Rodriguez’s resignation, non-execution of the employment agreement dated August 10, 2012 and the failure to close the transaction between the Company and SweetMD, Inc., the Company cancelled the book entry of Rodriguez’s 250,000 shares of Class B Preferred Stock.

Subsequent to the issuance of 450,000 shares of Class B Preferred Stock as above, there are 1,000,000 shares of Class B Preferred Stock outstanding as of June 30, 2013.

The rights, preferences and restrictions of the Class B Preferred Stock as amended, state; i)Each share of the Class B Convertible Preferred Stock shall automatically convert (the “Conversion”) into shares of the Corporation’s common stock at the moment there are sufficient authorized and unissued shares of common stock to allow for the Conversion. The Class B Convertible Preferred Stock will convert in their entirety, simultaneously to equal one half (1/2) the amount of shares of common stock outstanding on a fully diluted basis immediately prior to the Conversion. The Conversion shares will be issued pro rata so that each holder of the Class B Convertible Preferred Stock will receive the appropriate number of shares of common stock equal to their percentage ownership of their Class B Convertible Preferred Stock and ii) all of the outstanding shares of the Class B Preferred Stock in their entirety will have voting rights equal to the amount of shares of common stock outstanding on a fully diluted basis immediately prior to any vote. The shares eligible to vote will be calculated pro rata so that each holder of the Class B Convertible Preferred Stock will be able to vote the appropriate number of shares of common stock equal to their percentage ownership of their Class B Convertible Preferred Stock. The Class B Convertible Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class.

Warrants

On April 26, 2013 and in connection with the appointment of Mr. Jayme Canton to the Company’s advisory board, the Company issued a warrant to Mr. Canton to purchase 3,000,000 shares of common stock. The warrant expires on the three year anniversary and has an exercise price of $0.05 per share. The Company valued the warrant at $124,200 based on the Black Scholes formula and the following assumptions:

Estimated market value of common stock on measurement date: $0.04

Exercise price: $0.05

Risk free interest rate: 11%

Term in years: 3 years

Expected volatility: 223%

Expected dividends: 0.00%

A summary of the activity of the Company’s outstanding warrants at January 1, 2013 and June 30, 2013 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at January 1, 2013	—	$—	$—
Granted	3,000,000	0.05	0.0414
Expired	—	—	—
Exercised	—	—	—

Outstanding and exercisable at June 30, 2013	3,000,000	$0.05	$0.0414

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at June 30, 2013 and 2012.

As of June 30, 2013, the Company had a tax net operating loss carry forward of approximately $720,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

NOTE 10 – CONTINGENCIES AND COMMITMENTS

Effective on April 1, 2013, the Company entered into a three year agreement to rent office space in Detroit, Michigan. Totaling approximately 2,500 square feet, the space will also be used to operate the Company’s Certification Station business. The Company’s monthly rent is $2,200.

The Company is not aware of any legal proceedings against it as of June 30, 2013. No contingencies have been provided in the financial statements.

NOTE 11 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2013, the Company had an accumulated deficit of $8,497,423 and a working capital deficit of $340,957. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 12 – SEGMENT REPORTING

Description of segments

During the six months ended June 30, 2013, the Company had operated in two reportable segments: accounts receivable financing and wholesale sales. Prior to April 1, 2013, the Company was receiving fees as the agent of record for fees pursuant to the ACS agreement. Beginning in the quarter ended June 30, 2013, the Company began wholesaling products (Chillo drinks). The accounting policies of the segments are the same as those described in the Note 1.  The Company’s reportable segments are strategic business units that offer products.

For the six months ended June 30, 2013, segment results are as follows:

	Processing fees	Wholesale	Corporate	Total
Net revenues	$49,818	$38,267	$—	$88,085
Cost of sales	—	24,369	—	24,369
Operating costs	47,900	9,714	232,371	289,985
Other non-cash items:
Stock-based compensation	—	—	3,221,015	3,221,015
Other expense	—	—	152,853	152,853
Segment gain or ( loss)	1,918	4,184	(3,606,239)	(3,600,137)
Segment assets	—	42,837	141,724	184,561

NOTE 13 – SUBSEQUENT EVENTS

On August 5, 2013, 800 Commerce filed Amendment No.5 to its’ S-1 Registration Statement with the Securities and Exchange Commission (“SEC”). Upon approval from the SEC and other regulatory approvals required, the Company will announce a shareholder record date, whereby shareholders of the Company as of that date will be entitled to their pro-rata share of the six million shares of 800 Commerce common stock owned by the Company. The SEC declared the registration statement effective on August 8, 2103.

On July 8, 2013, the Company issued 1,857,143 shares of common stock in satisfaction of the January 2, 2013 Asher convertible note of $37,500 and accrued and unpaid interest of $1,500. The shares were issued at $0.021 per share.

On July 22, 2013, the Company issued a convertible promissory note to Asher for $65,000 under the same terms of the 2013 Notes described in Note 6. The note was funded by Asher on July 29, 2013.

On August 1, 2013, the Company and Medical Cannabis Network, Inc. (“MCN”) entered into a Subscription and Services Agreement (the “SSA”). Pursuant to the terms of the SAA, the Company has the exclusive license to access and use MCN’s products and services, included but not limited to, technology (services collaboration software) and services (including hosting, professional services support and maintenance). The six month exclusive license requires the Company to pay MCN $3,000 per month for the first two months of the agreement and $5,000 per month thereafter.

The Company Management performed an evaluation of the Company’s activity through the date these financials were issued to determine if they must be reported. The Management of the Company determined that there were no other reportable subsequent events to be disclosed.

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

(a) Liquidity and Capital Resources.

For the six months ended June 30, 2013, net cash used in operating activities was $151,505 compared to $29,577 for the six months ended June 30, 2012. The company had a net loss $3,600,137 for the six months ended June 30, 2013 compared to a net loss of $83,529 for the six months ended June 30, 2012. The net loss for the six months ended June 30, 2013 was impacted by stock and warrant compensation expense of $3,221,015 comprised of $2,821,275 of preferred stock compensation, the amortization of deferred stock compensation of $170,265 from the previous issuance of Series B preferred stock, $124,200 warrant based compensation for the issuance of a warrant to purchase 3,000,000 shares of common stock to our advisor to the board of directors, $80,000 for the one time issuance of 2,000,000 shares of common stock to the same advisor, 250,000 shares of common stock (with an additional 250,000 shares to be issued each quarter the advisor continues his relationship with the Company) valued at $9,775 and $15,500 for the issuance of 250,000 shares for services provided to the Company. Additional non-cash expenses for the six months ended June 30, 2013 were the amortization of the initial discounts of $61,998 on the convertible notes, the initial derivative liability expense and the change in the fair value of the derivatives of $30,293, amortization of deferred financing fees of $13,916 also related to the convertible promissory notes and a beneficial conversion feature related to the conversion of the contingent liability to common stock of $29,561.

During the six months ended June 30, 2013, net cash provided by financing activity was $266,500. This was comprised of issuance of convertible promissory notes of $92,500, proceeds of $200,000 related to the Typenex convertible note (see note 6 to the condensed consolidated financial statements contained herein) and the payment of deferred financing fees of $26,000.

For the six months ended June 30, 2013, cash and cash equivalents increased by $114,995 compared to a decrease of $2,577 for the six months ended June 30, 2012. Ending cash and cash equivalents at June 30, 2013 was $116,887 compared to $1,892 at December 31, 2012.

We have limited cash and cash equivalents on hand. We presently maintain our daily operations and capital needs through the sale of our products. We will need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due. Sources available to us that we may utilize include the sale of unsecured convertible debentures from unaffiliated investors which may cause dilution to our stockholders. The company expects to increase sales of additional products over the course of this fiscal year.

(b) Results of Operations

Results of operations for the three and six months ended June 30, 2013 vs. June 30, 2012

REVENUES

During the three and six months ended June 30, 2013, the Company’s revenues were $38,267 and $88,065, respectively, compared to $23,334 and $49,458 for the three and six months ended June 30, 2012, respectively. The revenues for the six months ended June 30, 2013, were comprised of $49,818 from Alternative Capital Solutions (“ACS”), $30,354 from our sales of our Chillo and C+ Swiss products and $7,914 related to our Cloud based products. In April 2013, ACS and the Company terminated their agreements and accordingly, the Company will no longer be receiving fees related to the ACS agreement. The Company recently entered into an exclusive distributorship agreement with Chill Drinks, LLC (See Note 1) for sales of Chill Drink’s products to dispensaries. Sales began in April 2013. Also during the quarter ending June 30, 2013 the Company generated revenues related to its’ patient software (See note 1) and anticipates to begin a monthly recurring revenue model, whereby dispensaries will pay up to $400 per month for access to Cloud based software. Additionally through Cloud based software, the Company will be selling a patient digital health record storage system for an annual fee. The Company will be introducing additional products in the forthcoming quarters to supplement the initial products.

Revenues from 2012 period were all related to merchant processing fees the Company received from medical dispensaries. Effective July 1, 2012, the merchant processing fees ceased as a result of Mastercard and Visa declining to accept credit card charges from medical dispensaries.

OPERATING EXPENSES

Operating expenses were $3,247,517 and $3,511,000 for the three and six months ended June 30, 2013, compared to $67,104 and $121,426 for the three and six months ended June 30, 2012. The expenses were comprised of:

	2013		2012
Description	Three months ended June 30	Six months ended June 30	Three months ended June 30	Six months ended June 30
Administration and management fees	$69,680	$135,180	$34,888	$60,788
Stock compensation expense, management	2,990,833	3,035,250	—	—
Stock compensation expense, other	125,848	185,765	—	—
Professional and consulting fees	19,869	48,871	5,050	7,400
Commissions	—	31,200	—	8,512
Advertising and promotional expenses	5,227	8,871	—	—
Rent and occupancy costs	15,031	18,783	5,957	11,683
General and other administrative	21,029	47,080	21,209	33,043
Total	$3,247,517	$3,511,000	$67,104	$121,426

Administration and management fees increased as a result of the increase of the amount accrued for the salaries for our CEO from $22,500 for the three and six months ended June 30, 2012 to $37,500 and $75,000 for the three and six months ended June 30, 2013, compensation recorded for our CFO of $24,000 and $48,000 for the three and six months ended June 30, 2013.

Stock compensation expense, management was comprised of $2,821,275 of preferred stock compensation, $124,200 warrant based compensation for the issuance of a warrant to purchase 3,000,000 shares of common stock to our advisor to the board of directors, $80,000 for the one time issuance of 2,000,000 shares of common stock to the same advisor, 250,000 shares of common stock (with an additional 250,000 shares to be issued each quarter the advisor continues his relationship with the Company) valued at $9,775. Stock compensation expense, other includes the amortization of deferred stock compensation of $170,265 from the previous issuance of Series B preferred stock and $15,500 for the issuance of 250,000 shares for services provided to the Company.

Professional and consulting fees increased for the three and six month periods in 2013 compared to 2012 as a result of investor relation costs of $8,094 and $22,396 for the three and six months ended June 30, 2013, respectively, compared to $2,650 and $6,200 for the three and six months ended June 30, 2012, respectively. Consulting fees of $4,500 and $19,200 were incurred for the three nd six months ended June 30, 2013, respectively of which $16,700 was pursuant to the ACS agreement. Commissions of $31,200 were also incurred for the six months ended June 30, 2013pursuant to the ACS Agreement.

General and other administrative costs for the three and six months ended June 30, 2013, were $21,029 and $47,080, respectively, compared to $21,029 and $33,043 for the three and six months ended June 30, 2012, respectively. Expenses for the six months ended June 30, 2013, include public company filing fees of $14,141, travel and entertainment costs of $11,547, internet and web based service costs of $8,386, certification station set up costs of $2,904 and $10,102 of other general and administrative costs.

OTHER INCOME (EXPENSE)

Other expense for the three and six months ended June 30, 2013 was $117,830 and $152,853, respectively, compared to $10,844 and $12,256 for the three and six months ended June 30, 2012. Included in the current period is interest expense of $63,069 (three months) and $92,999 (six months), comprised of $36,674 (three months) and $61,998 (six months) related to the amortization of the initial discount on convertible promissory notes, $14,685 (three months) and $16,085 (six months) for the amortization of the deferred financing costs and $11,710 (three months) and $14,196 (six months) for the interest expense on the face value of the notes. Also included in other expenses for the six months ended June 30, 2013 was $17,210 for the initial derivative liability expense for the embedded derivative in newly issued convertible notes and an expense of $13,083 for the fair value change on the derivative liability associated with the convertible promissory notes. Other expenses for the three and six months ended June 30, 2012 included interest expense of $46,812 (three months and $92,936 (six months). Interest expense was comprised of $41,477 (three months) and $81,806 (six months) related to the amortization of the initial discount on convertible promissory notes, $2,719 (three months) and $5,526 (six months) for the amortization of the deferred financing costs and $2,596 (three months) and $5,584 (six months) for the interest expense on the face value of the notes. For the three months ended June 30, 2012 the fair value change in the derivative associated with convertible promissory notes resulted in an expense of $26,668 and for the six months ended June 30, 2012, expenses were partially offset for the fair value change (decrease) of $18,044 in the derivative liability associated with convertible promissory notes.

OFF BALANCE SHEET ARRANGEMENTS

None

Critical Accounting Policies

See Note 2 to the condensed consolidated financial statements included herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2013, our disclosure controls and procedures are not effective.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 23, 2013, the Company issued 1,750,000 shares of common stock in satisfaction of the April 23, 2013 Convertible Note. The shares were issued at $0.0265 per share, and the Company recorded a beneficial conversion feature expense of $29,561.

On May 1, 2013, the Company issued to Mr. Canton 2,000,000 shares of common stock for his appointment to as an advisor to the board of directors of the Company.

On June 4, 2013 and June 11, 2013, the Company issued 721,154 and 489,119, respectively, shares of common stock in satisfaction of a convertible note of in the aggregate $23,500 and $940 of accrued and unpaid interest. The shares were issued at approximately $0.02 per share.

On June 30, 2013, the Company issued 250,000 shares of common stock to Canton for advisory services for the three months ended June 30, 2013.

The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. The consultant was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

ITEM 3. Defaults upon Senior Securities

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. Other Information

On July 2013, we failed to report in Form 8-K the appointment of Barry Hollander to the Company’s board of directors. At the same time, the Comany failed to report the resignation of Erick Rodriguez of director and President.

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

Dated: August 14, 2013

MEDISWIPE, INC.

By:	/s/ B. Michael Friedman
B. Michael Friedman
Chief Executive Officer and Director
(Principal Executive Officer)

