Form 10-Q
period 2013-09-30
MEDISWIPE INC.
filed 2013-11-19
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number 000-1321002

MEDISWIPE, INC.
(Exact name of registrant as specified in its charter)

Delaware		20-8484256
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

407 East Fort Street, Suite 510, Detroit, MI. 48226
(Address of principal executive offices)

(248) 262-6850
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
Yes   ☐       No  ☑

The number of shares outstanding of the Registrant's $0.0001 par value Common Stock as of November 14, 2013, was 450,101,553 shares

INDEX TO FORM 10-Q

Page
Part I. Financial Information

Item 1. Financial Statements

Condensed Balance Sheets at September 30, 2013 (Unaudited) and December 31, 2012	2

Condensed Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (Unaudited)	3

Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (Unaudited)	4-5

Notes to Condensed Financial Statements (Unaudited)	6-19

Item 2. Management’s Discussion and Analysis	20-23

Item 3. Quantitative and Qualitative Disclosures about Market Risks	24

Item 4. Controls and Procedures	24-25

Part II. Other Information

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Mine Safety Disclosures	26

Item 5. Other Information	26

Item 6. Exhibits	26

Signatures	27

MEDISWIPE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$153,247	$1,892
Accounts receivable	43,955	14,133
Inventory	18,545	-
Deferred financing costs	20,308	2,203
Total current assets	236,055	18,228
Other	3,872
Property and equipment, net of accumulated depreciation of $40	2,469	-
Total assets	$242,396	$18,228

LIABILITIES AND STOCKHOLDERS' DEFECIENCY

Current Liabilities:
Accounts payable and accrued expenses	$160,317	$99,130
Deferred compensation	13,550	40,880
Convertible debt, net of discounts of $83,521 (2013) and $19,648 (2012)	8,979	35,852
Convertible note payable (net of discount of $20,111)	317,389	-
Derivative liabilities	98,149	38,590
Litigation contingency	-	46,449
Total current liabilities	598,384	260,901

Commitments and Contingencies

Stockholders' Deficiency:
Series B convertible preferred stock, $0.0001 par value; 1,000,000 shares authorized, 1,000,000 (2013) and
800,000 (2012) shares issued and outstanding	100	80
Common stock, $.0001 par value; 500,000,000 shares authorized; 448,878,661 (2013) shares
and 466,632,164 (2012) shares issued and outstanding	44,888	46,663
Additional paid-in capital	8,278,863	4,829,953
Deferred stock compensation	-	(222,083)
Accumulated deficit	(8,679,839)	(4,897,286)

Total stockholders' deficiency	(355,988)	(242,673)

Total liabiities and stockholders' deficiency	$242,396	$18,228

	See notes to condensed consolidated financial statements.

MEDISWIPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Fee revenue, net	$14,946	$781	$72,678	$50,239
Product revenue	32,385	-	62,738	-
Total revenues	47,331	781	135,416	50,239
Cost of sales product	45,511	-	69,880	-

Gross profit	1,820	781	65,536	50,239

Operating Expenses:
Administrative and management fees (including $9,975 and $3,126,655 stock based
compensation for the three and nine months ended September 30, 2013, respectively)	76,424	152,641	3,328,285	213,429
Professional and consulting fees (including $22,208 and $126,542 stock based
compensation for the three and nine months ended September 30, 2013, respectively)	32,158	4,100	185,363	11,500
Commissions	-	-	31,200	8,512
Rent and other occupancy costs	5,341	3,582	24,124	15,265
Advertising and promotion	9,043	-	17,914	-
Other general and administartive expenses	33,412	1,156	80,492	34,199

Total operating expenses	156,378	161,479	3,667,378	282,905

Operating loss	(154,559)	(160,698)	(3,601,842)	(232,666)

Other Income (Expense):
Interest income	3,375	-	3,375	-
Interest expense	(53,268)	(35,045)	(175,828)	(127,981)
Derivative liability (expense) income	22,043	(51,116)	(8,250)	(33,072)
Gain on deconsolidation of subsidiary	-	-	-	62,636
Total other expense, net	(27,850)	(86,161)	(180,703)	(98,417)

Net loss	(182,409)	(246,859)	(3,782,545)	(331,083)
Less: net loss attributable to noncontrolling interest	-	-	-	695

Net loss attributable to Mediswipe, Inc.	$(182,409)	$(246,859)	$(3,782,545)	$(330,388)

Basic and diluted loss attributable to Mediswipe, Inc.
common stockholders, per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	447,700,053	440,791,373	462,528,047	403,701,126

	See notes to condensed consolidated financial statements.

MEDISWIPE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,782,545)	$(330,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for consulting services	115,250	-
Amortization of deferred stock compensation	192,472	-
Preferred stock issued for services	2,821,275	135,061
Fair value of stock options issued	124,200	-
Amortization of deferred financing costs	26,396	7,352
Amortization of discounts on convertible notes	103,517	113,255
Change in fair market value of derivative liabilities	(17,038)	31,361
Beneficial conversion feature	29,561	-
Litigation contingency	-	-
Initial derivative liability expense on convertible notes	25,288	1,711
Depreciation	40	-
Change in noncontrolling interest	-	(695)
Gain on deconsolidation of subsisiary	-	(62,636)
Cash effect of deconsolidation	-	(5,166)
Changes in operating assets and liabilities:
(Increase) decrease in :
Inventory	(18,545)	-
Accounts receivable	(29,822)	4,934
Prepaid assets and other	(3,872)	-
Increase in :
Accounts payable and accrued expenses	74,495	17,588
Deferred compensation	72,692	62,080
Net cash used in operating activities	(266,636)	(25,543)

Cash flows from investing activities:
Purchase of furniture and fixtures	(2,509)	-

Net cash used in investing activities	(2,509)	-

Cash flows from financing activities:
Proceeds from issuance of convertible debt	157,500	32,500
Issuance of subsidiary common stock for cash	-	5,000
Proceeds from convertible notes	300,000	-
Payment of convertible notes	-	(12,000)
Payment of deferred financing costs	(37,000)	(2,500)
Net cash provided by financing activities	420,500	23,000

Net increase (decrease) in cash and cash equivalents	151,355	(2,543)
Cash and cash equivalents, beginning	1,892	3,355

Cash and cash equivalents, ending	$153,247	$812

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

4

Schedule of non-cash financing activities:
Conversion of notes payable and interest into common stock	$133,816	$78,000

Settlement of accrued compensation with preferred stock	$100,022	$451,858

Reclass of derivative liabilities to additional paid in capital upon
conversion of convertible notes	$-	$71,866

Conversion of litigation contingency liability into common stock	$46,449	$-

See notes to condensed consolidated financial statements.

MEDISWIPE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On August 1, 2013, the Company and Medical Cannabis Network, Inc. (“MCN”) entered into a Subscription and Services Agreement (the “SSA”). Pursuant to the terms of the SSA, the Company has the exclusive license to access and use MCN’s products and services, including but not limited to, technology (services collaboration software) and services (including hosting, professional services support and maintenance). The six month exclusive license requires the Company to pay MCN $3,000 per month for the first two months of the agreement and $5,000 per month thereafter.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 2, 2013. Interim results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of future results for the full year. Certain amounts from the 2012 period have been reclassified to conform to the presentation used in the current period.

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

On August 5, 2013, 800 Commerce filed Amendment No.5 to its’ S-1 Registration Statement with the Securities and Exchange Commission (“SEC”). The SEC declared the registration statement effective on August 8, 2013, and on September 4, 2013, the Company distributed the 6,000,000 shares of common stock of 800 Commerce it owned on a pro-rata basis to the Company’s shareholders.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

The Company records accounts receivable from amounts due from its processors and customers. The Company records accounts receivable upon the shipment of products. The Company charges certain merchants for processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. The Company charges other merchant customers a flat fee per transaction, and may also charge miscellaneous fees to our customers, including fees for returns, monthly minimums, and other miscellaneous services. All the charges and collections thereon flow through our processors who then remit the fee due the Company within the month following the actual charges.

DEFERRED FINANCING COSTS

The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method through the maturities of the related debt.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, and depreciation is provided by use of accelerated and straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Office equipment, furniture and vehicles	5 years
Computer hardware and software	3 years

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. There were 3,000,000 outstanding warrants as of September 30, 2013. As of September 30, 2013, the Company’s outstanding convertible debt is convertible into 4,870,886 shares of common stock and 1,000,000 shares of Class B convertible preferred stock is convertible into 448,378,861 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

For the three and nine months ended September 30, 2013, the Company recorded stock and warrant based compensation of $32,183 and $3,253,197, respectively. For the nine months ended September 30, 2012, there was $135,061 stock based compensation expense (See Notes 7 and 8).

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

SALES

For the three and nine months ended September 30, 2013 three (3) customers each accounted for more than 10% of our business, as follows:

Customer	Sales % Three Months Ended September 30, 2013	Sales % Nine Months Ended September 30, 2013	Accounts Receivable Balance, September 30, 2013
A	51%	26%	$18,282
B	15%	-	7,542
C	11%	-	211
D	11%	-	-
E	-	37%	-
F	-	11%	9,936

PURCHASES

For the three and nine months ended September 30, 2013 100% of our purchases were from one vendor related to the purchase of Chillo and C+Swiss drinks. As of September 30, 2013, the Company had an accounts payable of $10 to this vendor.

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

On November 28, 2012 the Company entered into a $23,500 convertible note agreement (the 2012 Note) with Asher Enterprises, Inc. (“Asher”). We received net proceeds of $20,000 from the 2012 Note after debt issuance costs of $2,500 paid for lender legal fees. These debt issuance costs will be amortized over the earlier of the terms of the Note or any redemptions and accordingly $2,203 and has been expensed as debt issuance costs (included in interest expense) for the nine months ended September 30, 2013.

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

On January 2, 2013, February 11, 2013, April 10, 2013 and July 29, 2013, the Company entered convertible note agreements (the 2013 Notes) with Asher for $37,500, $27,500, $27,500 and $65,000, respectively. We received net proceeds of $147,000 from the 2013 Notes after debt issuance costs of $10,500 paid for lender legal fees. These debt issuance costs will be amortized over the earlier of the terms of the Note or any redemptions and accordingly $3,546 and $7,167 has been expensed as debt issuance costs (included in interest expense) for the three and nine months ended September 30, 2013. The beneficial conversion feature included in the 2013 Notes resulted in an initial debt discount of $157,500 and an initial loss on the valuation of derivative liabilities of $25,288 for a derivative liability initial balance of $182,788.

The fair value of the embedded conversion features of the 2013 Notes was calculated at each issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Expected Volatility Percentage	Risk free Interest Rate
1/3/13	$40,476	9 months	$0.009	$0.0179	158%	0.12%
2/11/13	29,761	9 months	$0.0439	$0.0884	172%	0.11%
4/18/13	39,473	9 months	$0.0311	$0.045	171%	0.15%
7/29/13	73,078	9 months	$0.0222	$0.0428	151%	0.11%

During the three months ended September 30, 2013, the Company issued 3,171,944 shares of common stock in satisfaction of $65,000 of the 2013 Notes and $2,600 of accrued and unpaid interest. The shares were issued at approximately $0.0213 per share. The fair value of the derivative liability on the dates of conversion totaling $67,600 was reclassified to paid-in-capital.

As of September 30, 2013 the Company revalued the embedded conversion feature of the remaining 2013 Notes. From their dates of issuance, the Company increased the derivative liability of the remaining 2013 Notes by $84,640 resulting in a derivative liability of $98,148. The fair value of the 2013 Notes was calculated at September 30, 2013 utilizing the following assumptions:

Note Issuance Date	Fair Value	Term	Assumed Conversion Price	Expected Volatility Percentage	Risk free Interest Rate
4/18/13	$29,179	3 months	0.0202	127%	0.02%
7/29/13	68,969	6 months	0.0202	127%	0.04%

The inputs used to estimate the fair value of the derivative liabilities are considered to be level 2 inputs within the fair value hierarchy.

A summary of the derivative liability balance as of December 31, 2012 and September 30, 2013 is as follows:

Fair Value	Derivative Liability Balance 12/31/12	Initial Derivative Liability	Redeemed Convertible Notes	Fair value change- nine months ended 9/30/13	Derivative Liability Balance 9/30/13
Guaranty Note	$13,209	-	$(13,209)	-	-
2012 Note	25,381	-	(25,381)	-	-
2013 Notes	-	$182,789	(67,600)	$(17,040)	$98,149
Total	$38,590	$182,789*	$(106,190)	$(17,040)	$98,149

*Comprised of $157,500, the discount on the face value of the convertible note and the initial derivative liability expense of $25,289 which is included in the derivative liability expense of $8,250 on the condensed statement of operations for the nine months ended September 30, 2013, included herein.

On May 20, 2013, the Company entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC ("Typenex"), for the sale of an 8% convertible note in the principal amount of up to $667,500 (which includes Typenex legal expenses in the amount of $7,500 and a $60,000 original issue discount) (the “Company Note”) for $600,000, consisting of $100,000 paid in cash at closing (May 21, 2013) and five secured promissory notes, aggregating $500,000, bearing interest at the rate of 8% per annum. The first and second notes were funded on June 13, 2013 and September 19, 2013, respectively and the three remaining notes each maturing sixty (60) days following the occurrence of the Maturity Date (the “Investor Notes”). The Investor Notes may be prepaid, without penalty, all or portion of the outstanding balance along with accrued but unpaid interest at any time prior to maturity. The Company has no obligation to pay Typenex any amounts on the unfunded portion of the Note.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Management fees and stock compensation expense

Effective January 1, 2011, the Company has agreed to annual compensation of $90,000 for its CEO, which was increased to $150,000 annually, effective January 1, 2013. Effective January 1, 2013, the Company has agreed to annual compensation of $96,000 for the CFO. For the three and nine months ended September 30, 2013, the Company expensed $61,500 and $184,500 included in Administrative and Management Fees in the Unaudited Condensed Consolidated Statements of Operations, included herein. As of September 30, 2013, the Company owed the CEO $13,550 and the CFO $46,000.

In August 2012, the Company issued 250,000 shares of Class B Preferred Stock to the President, valued at $177,667 and recorded the amount as deferred stock compensation to be amortized over one year. As of June 30, 2013, the Company accepted the resignation of Mr. Rodriguez as an Officer and Director of the Company. The

Company has cancelled the Preferred Stock and returned the shares to the treasury of the Company for failure to complete the Employment Agreement and SweetMD transaction. Therefore, the Company stopped amortizing the deferred compensation during the quarter ended June 30, 2013, and recorded an entry to eliminate the remaining unamortized compensation of $29,611 with the corresponding entry to additional paid in capital. The Company recognized expenses $22,207 and $192,472 for the three and nine months ended September 30, 2013.

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

Also in December 2011, the Company agreed to pay an additional $50,000 in common stock, which is included in accounts payable and accrued expenses on the September 30, 2013 and December 31, 2012 consolidated balance sheets.

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

Previously the Company appointed Mr. Jayme Canton to be an advisor to the Company’s Board of Directors. In April 2013, the Company agreed to issue to Mr. Canton 2,000,000 shares of common stock, a warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.05 per share with an expiration date on the third year anniversary of the grant, and 250,000 shares of common stock to be issued at the end of each calendar quarter beginning on June 30, 2013 and ending on the earlier of March 31, 2015 (the term of Canton’s advisor role) or the date Canton is no longer serving as an advisor to the board of directors. The Company included $9,975 and $19,750 in stock based compensation expense for the three and nine months ended for September 30, 2013, respectively, for the shares issued as of September 30, 2013, based upon the market price of the common stock on the grant dates.

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

On August 22, 2013 and August 27, 2013, the Company issued in the aggregate 1,314,801 shares of common stock in satisfaction of the February 11, 2013 note of $27,500 and accrued and unpaid interest of $1,100. The shares were issued at $0.021 per share.

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

Subsequent to the issuance of 450,000 shares of Class B Preferred Stock as above, there are 1,000,000 shares of Class B Preferred Stock outstanding as of September 30, 2013.

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

Estimated market value of common stock on measurement date: $0.04

Exercise price: $0.05

Risk free interest rate: 11%

Term in years: 3 years

Expected volatility: 223%

Expected dividends: 0.00%

A summary of the activity of the Company’s outstanding warrants at January 1, 2013 and September 30, 2013 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at January 1, 2013	-	-	-
Granted	3,000,000	$ 0.05	$ 0.0414
Expired	-	-	-
Exercised	-	-	-

Outstanding and exercisable at September 30, 2013	3,000,000	$ 0.05	$ 0.0414

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at September 30, 2013 and 2012.

As of September 30, 2013, the Company had a tax net operating loss carry forward of approximately $846,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

NOTE 10 – CONTINGENCIES AND COMMITMENTS

Effective on April 1, 2013, the Company entered into a three year agreement to rent office space in Detroit, Michigan. Totaling approximately 2,500 square feet, the space will also be used to operate the Company’s Certification Station business. The monthly rent under this lease was $2,200 per month.

Effective August 28, 2013, the Company and the landlord amended the office lease allowing the Company to move to a new location in downtown Detroit. The Company now occupies 3,657 square feet and the monthly rent is $3,047. Effective April 1, 2014, the monthly rent will be $3,200 and effective April 1, 2015 the monthly rent will increase to $3,352. Effective May 15, 2013, the Company signed a month to month lease for warehouse space and logistics for the shipping of the Company’s Chillo drink products for $850 per month.

Rent expense for the three and nine months ended September 30, 2013 was $9,788 and $24,019, respectively.

The Company is not aware of any legal proceedings against it as of September 30, 2013. No contingencies have been provided for in the financial statements.

NOTE 11 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2013 the Company had an accumulated deficit of $8,679,839 and a working capital deficit of $362,329. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 12 – SEGMENT REPORTING

Description of segments

During the nine months ended September 30, 2013, the Company had operated in two reportable segments: accounts receivable processing and financing and wholesale sales. Prior to April 1, 2013, the Company was receiving fees as the agent of record for fees pursuant to the ACS agreement. Beginning in the quarter ended June 30, 2013, the Company began wholesaling products (Chillo drinks). The accounting policies of the segments are the same as those described in the Note 1.  The Company’s reportable segments are strategic business units that offer products.

For the nine months ended September 30, 2013, segment results are as follows:

	Processing fees	Wholesale	Corporate	Total
Net revenues	$49,818	$85,598	$—	$135,416
Cost of sales	—	69,880	—	69,880
Operating costs	47,900	16,704	349,577	414,181
Other non-cash items:
Stock-based compensation	—	—	3,253,197	3,253,197
Other expense	—	—	180,703	180,703
Segment gain or ( loss)	1,918	(986)	(3,783,477)	(3,782,545)
Segment assets	—	62,500	179,896	242,396

NOTE 13 – SUBSEQUENT EVENTS

On November 12, 2013, the Board of Directors of the Company approved by unanimous written consent a 1-for-10 reverse stock split (the “Reverse Stock Split”) and to decrease the authorized common stock of the Company. Pursuant to the Reverse Stock Split, each ten (10) shares of the Company’s Common Stock will be automatically converted, without any further action by the Stockholders, into one share of Common Stock. No fractional shares of Common Stock will be issued as the result of the Reverse Stock Split. Instead, the Company will issue to the Stockholders one additional share of Common Stock for each fractional share. The Company filed Form DEF 14c on November 6, 2013 and anticipates that the effective date of the Reverse Stock Split will be in December 2013.

The Company believes that, among other reasons, the number of outstanding shares of Common Stock have contributed to a lack of investor interest in the Company and has made it difficult for the Company to attract new investors and potential candidates. The Board believes that the Reverse Stock Split could bring additional business opportunities to the Company and increase the stock price of our Common Stock and that the higher stock price could help generate interest in the Company by investors and provide business opportunities. We have no current plans, proposals, or arrangements to engage in any corporate transactions that would require the issuance of additional securities made available pursuant to this proposal.

However, the effect of the Reverse Stock Split, if any, upon the stock price for our Common Stock cannot be predicted, and the history of similar stock split combinations for companies like us is varied. Further, we cannot assure you that the stock price of our Common Stock after the Reverse Stock Split will rise in proportion to the reduction in the number of shares of Common Stock outstanding as a result of the Reverse Stock Split because, among other things, the stock price of our Common Stock may be based on our performance and other factors as well.

The Common Stock issued pursuant to the Reverse Stock Split will remain fully paid and non-assessable. The Reverse Stock Split shall not affect any rights, privileges or obligations with respect to the shares of Common Stock existing prior to the Reverse Stock Split, nor does it increase or decrease the market capitalization of the Company. The Reverse Stock Split is not intended as, and will not have the effect of, a “going private transaction” under Rule 13e-3 of the Exchange Act. We will continue to be subject to the periodic reporting requirements of the Exchange Act.

By reducing the number of issued and outstanding shares of Common Stock, more shares of Common Stock are available for issuance as a result of the Reverse Stock Split. The Board believes that the availability of more shares of Common Stock for issuance will allow the Company greater flexibility in pursuing financing from investors and issuing shares of Common Stock in exchange for financing, meeting business needs as they arise, taking advantage of favorable opportunities, and responding to a changing corporate environment.

The Company’s Board believes that the decrease in authorized Common Stock could reduce the potential dilutive effect of the Reverse Stock Split by reducing the availability of new common shares for future issuance and could help generate interest in the Company by investors and provide business opportunities. We have no current plans, proposals or arrangements to engage in any corporate transactions that would require the issuance of additional securities made available pursuant to this proposal.

The decrease in authorized Common Stock shall not affect any rights, privileges or obligations with respect to the shares of Common Stock existing prior to the decrease in authorized Common Stock, nor does it increase or decrease the market capitalization of the Company. The decrease in authorized Common Stock is not intended, as, and will not have the effect of, “a going private transaction” under Rule 13e-3 of the Exchange Act. We will continue to be subject to the periodic reporting requirements of the Exchange Act.

The decrease in authorized Common Stock will become effective on the date that we file the Certificate of Amendment to the Articles of Incorporation of the Company (the “Amendment”) with the Secretary of State of the State of Delaware. We intend to file Amendment with the Secretary of State of Delaware promptly after the twentieth (20th) day following the date on which this Information Statement is mailed to the Stockholders.

Prior to filing the amendment to the Certificate of Incorporation reflecting the Reverse Stock Split and decrease in the authorized Common Stock, the Company must first notify the Financial Industry Regulatory Authority (“FINRA”) by filing the issuer Company Related Action Notification Form no later than ten (10) days prior to our anticipated record date for the Reverse Stock Split. Our failure to provide such notice may constitute fraud under Section 10 of the Exchange Act.

On October 16, 2013, the Company issued a convertible promissory note to Asher for $70,000 under the same terms of the 2013 Notes described in Note 6.

On October 21, 2013, the Company issued 1,722,892 shares of common stock in satisfaction of the April 18, 2013 Asher convertible note of $27,500 and accrued and unpaid interest of $1,100. The shares were issued at approximately $0.016 per share.

The Company’s Management performed an evaluation of the Company’s activity through the date these financials were issued to determine if they must be reported. The Management of the Company determined that there were no other reportable subsequent events to be disclosed.

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

(a) Liquidity and Capital Resources.

For the nine months ended September 30, 2013, net cash used in operating activities was $266,636 compared to $25,543 for the nine months ended September 30, 2012. The company had a net loss $3,782,545 for the nine months ended September 30, 2013 compared to a net loss of $330,388 for the nine months ended September 30, 2012. The net loss for the nine months ended September 30, 2013 was impacted by stock and warrant compensation expense of $3,253,197 comprised of $2,821,275 of preferred stock compensation, the amortization of deferred stock compensation of $192,472 from the previous issuance of Series B preferred stock, $124,200 warrant based compensation for the issuance of a warrant to purchase 3,000,000 shares of common stock to our advisor to the board of directors, $80,000 for the one time issuance of 2,000,000 shares of common stock to the same advisor, 500,000 shares of common stock (with an additional 250,000 shares to be issued each quarter the advisor continues his relationship with the Company) valued at $19,750 and $15,500 for the issuance of 250,000 shares for services provided to the Company. Additional non-cash expenses for the nine months ended September 30, 2013 were the amortization of the initial discounts of $103,517 on the convertible notes, the initial derivative liability expense and the change in the fair value of the derivatives of $25,288, amortization of deferred financing fees of $26,396 also related to the convertible promissory notes and a beneficial conversion feature related to the conversion of the contingent liability to common stock of $29,561.

During the nine months ended September 30, 2013, net cash provided by financing activity was $420,500. This was comprised of issuance of convertible promissory notes of $157,500, proceeds of $300,000 related to the Typenex convertible note (see note 6 to the condensed consolidated unaudited financial statements contained herein) and the payment of deferred financing fees of $37,000.

For the nine months ended September 30, 2013, cash and cash equivalents increased by $151,355 compared to a decrease of $2,543 for the nine months ended September 30, 2012. Ending cash and cash equivalents at September 30, 2013 was $153,247 compared to $1,892 at December 31, 2012.

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

(b) Results of Operations

Results of operations for the three and nine months ended September 30, 2013 vs. September 30, 2012

REVENUES

Revenues during the three and nine months ended September 30, 2013 were comprised of the following:

	2013		2012
	Three months ended September 30	Nine months ended September 30	Three months ended September 30	Nine months ended September 30
Cloud based software	$14,946	$22,860	$-	$-
ACS	-	49,818	-	-
Chillo products	32,385	62,738	-	-
Processing fees	-	-	781	50,239
Total	$47,331	$135,416	$781	$50,239

In April 2013, Alternative Capital Solutions (“ACS”) and the Company terminated their agreements and accordingly, the Company will no longer be receiving fees related to the ACS agreement. During 2013, the Company entered into an exclusive distributorship agreement with Chill Drinks, LLC (See Note 1) for sales of Chill Drink’s products to dispensaries. Sales began in April 2013. Also during the quarter ending June 30, 2013 the Company began generating revenues related to its’ cloud based patient software (See note 1) and anticipates to begin a monthly recurring revenue model, whereby dispensaries will pay up to $400 per month for access to the Company’s cloud based patient software. Additionally through the Company’s cloud based patient software, the Company will be selling a patient digital health record storage system for an annual fee. The Company will be introducing additional products in the forthcoming quarters to supplement the initial products.

Revenues from 2012 period were all related to merchant processing fees the Company received from medical dispensaries. Effective July 1, 2012, the merchant processing fees ceased as a result of Mastercard and Visa declining to accept credit card charges from medical dispensaries.

OPERATING EXPENSES

Operating expenses were $156,378 and $3,667,378 for the three and nine months ended September 30, 2013 compared to $161,479 and $282,905 for the three and nine months ended September 30, 2012. The expenses were comprised of:

22

	2013		2012
Description	Three months ended September 30	Nine months ended September 30	Three months ended September 30	Nine months ended September 30
Administration and management fees	$66,449	$201,630	$17,579	$78,367
Stock compensation expense, management	9,975	3,126,655	135,062	135,062
Stock compensation expense, other	22,208	126,542	-	-
Professional and consulting fees	9,950	58,821	4,100	11,500
Commissions	-	31,200	-	8,512
Advertising and promotional expenses	9,043	17,914	-	-
Rent and occupancy costs	5,341	24,124	3,582	15,265
General and other administrative	33,412	80,492	1,156	34,199
Total	$156,378	$3,667,378	$161,479	$282,905

Administration and management fees increased as a result of the increase of the amount accrued for the salaries for our CEO from $22,500 for the three and nine months ended September 30, 2012 to $37,500 and $112,500 for the three and nine months ended September 30, 2013, compensation recorded for our CFO of $24,000 and $72,000 for the three and nine months ended September 30, 2013.

Stock compensation expense, management was comprised of $2,821,275 of preferred stock compensation, $124,200 warrant based compensation for the issuance of a warrant to purchase 3,000,000 shares of common stock to our advisor to the board of directors, $80,000 for the one time issuance of 2,000,000 shares of common stock to the same advisor, 500,000 shares of common stock (with an additional 250,000 shares to be issued each quarter the advisor continues his relationship with the Company) valued at $19,750. Stock compensation expense, other for 2013 includes the amortization of deferred stock compensation of $22,208 (three months) and $111,042 (nine months) from the previous issuance of Series B preferred stock and $15,500 (for the nine months ended September 30, 2013) for the issuance of 250,000 shares for services provided to the Company.

Professional and consulting fees increased for the three and nine month periods in 2013 compared to 2012 as a result of investor relation costs of $7,150 and $29,546 for the three and nine months ended September 30, 2013, respectively, compared to $6,200 for the nine months ended September 30, 2012. Professional fees of $2,500 and $9,775 were incurred for the three and nine months ended September 30, 2013, respectively, compared to $4,100 and $11,250 for the three and nine months ended September 30, 2012. Consulting fees of $19,200 were incurred for the nine months ended September 30, 2013, of which $16,700 was pursuant to the ACS agreement. Commissions of $31,200 were also incurred for the nine months ended September 30, 2013 pursuant to the ACS Agreement.

General and other administrative costs for the three and nine months ended September 30, 2013, were $33,412 and $80,492, respectively, compared to $1,156 and $34,199 for the three and nine months ended September 30, 2012, respectively. Expenses for the nine months ended September 30, 2013, include public company filing and transfer agent fees of $19,976, travel and entertainment costs of $24,140, internet and web based service costs of $10,677, office supplies of $5,261 and $20,438 of other general and administrative costs.

OTHER INCOME (EXPENSE)

Other expense for the three and nine months ended September 30, 2013 was $27,850 and $180,703, respectively, compared to $86,161 and $98,417 for the three and nine months ended September 30, 2012. Included in the current period is interest expense of $53,268 (three months) and $175,828 (nine months), comprised of $41,519 (three months) and $103,517 (nine months) related to the amortization of the initial discount on convertible promissory notes, $10,311 (three months) and $26,396 (nine months) for the amortization of the deferred financing costs and $2,158 (three months) and $16,354 (nine months) for the interest expense on the face value of the notes. Also included in other expenses for the nine months ended September 30, 2013 was $25,288 for the initial derivative liability expense for the embedded derivative in newly issued convertible notes and a (decrease)of $17,038 for the fair value change on the derivative liability associated with the convertible promissory notes. Other expenses for the three and nine months ended September 30, 2012 included interest expense of $35,045 (three months) and $127,981 (nine months). Interest expense was comprised of $31,449 (three months) and $113,255 (nine months) related to the amortization of the initial discount on convertible promissory notes, $1,806 (three months) and $7,352 (nine months) for the amortization of the deferred financing costs and $1,790 (three months) and $7,374 (nine months) for the interest expense on the face value of the notes. For the three months ended September 30, 2012 the fair value change in the derivative associated with convertible promissory notes resulted in an expense of $51,116 and for the nine months ended September 30, 2012, expenses were partially offset for the fair value change (decrease) of $33,072 in the derivative liability associated with convertible promissory notes.

OFF BALANCE SHEET ARRANGEMENTS

None

Critical Accounting Policies

See Note 2 to the condensed consolidated financial statements included herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were ineffective due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 8, 2013, the Company issued 1,857,143 shares of common stock in satisfaction of a convertible note of $37,500 and accrued and unpaid interest of $1,500. The shares were issued at approximately $0.021 per share.

On August 22, 2013 and August 27, 2013, the Company issued 688,073 and 626,728, respectively, shares of common stock in satisfaction of a convertible note of $27,500 and $1,100 of accrued and unpaid interest. The shares were issued at approximately $0.022 per share.

On September 30, 2013, the Company issued 250,000 shares of common stock to Canton for advisory services for the three months ended September 30, 2013.

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

Dated: November 19, 2013

MEDISWIPE, INC.

By:	/s/ B. Michael Friedman
B. Michael Friedman
Chief Executive Officer and Director
(Principal Executive Officer)

