Form 10-K
period 2013-12-31
MEDISWIPE INC.
filed 2014-04-01
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-1321002

MEDISWIPE, INC.

(Name of small business issuer in its charter)

Delaware	20-8484256
(State or other Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

319 Clematis Street, Suite 1008, West Palm Beach, FL 33401

(Address and Zip Code of Principal Executive Offices)

(561) 514-9042

Registrant's Telephone Number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   .No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check is smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐     . No  ☑.

The number of shares outstanding of the Registrant’s $0.0001 par value Common Stock as of March 21, 2014 was 62,655,006 shares.

MEDISWIPE, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Forward Looking Statements — Cautionary Language

Certain statements made in these documents and in other written or oral statements made by MediSwipe, Inc. or on MediSwipe, Inc’s behalf are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. MediSwipe, Inc. claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.  Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties may cause actual results to vary materially, some of which are described in this filing.  The risks included herein are not exhaustive. This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact MediSwipe Inc.'s business and financial performance. Moreover, MediSwipe, Inc. operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on MediSwipe, Inc.'s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, MediSwipe, Inc. disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

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

On April 3, 2003, the Company acquired Proyecciones y Ventas Organizadas, S.A. de C.V. ("Provo Mexico") and in December 2003 the Company changed the name to Provo International Inc. (“Provo”).

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

As of February 18, 2010, Commerce Online, Inc. changed its name to Cannabis Medical Solutions, Inc. as a provider of merchant processing payment technologies for the medical marijuana and wellness sector.

On March 8, 2010 the Company completed the acquisition of 800 Commerce, Inc. (“800 Commerce”) a Florida Corporation incorporated by the Company’s Chief Executive Officer. The company issued 1,000,000 shares of common stock to 800 Commerce for all the issued and outstanding stock of 800 Commerce, Inc. See NONCONTROLLING INTEREST AND DECONSOLIDATION on page 19 of this Form 10-K.

In June 2010, 31,288,702 shares of common stock were issued as dividend shares (the “dividend”) to all existing shareholders of common stock of record.

On June 14, 2011, Cannabis Medical Solutions, Inc. changed its name to MediSwipe Inc. to better correspond with the business of the Company; merchant and mobile payment solutions to the health and wellness sector.

On June 26, 2013, the Company formed American Hemp Trading Company, a wholly owned subsidiary.

On June 26, 2013, the Company formed Agritech Innovations, Inc. (“AGTI”), a wholly owned subsidiary. On September 3, 2013, AGTI changed its name to Agritech Venture Holdings, Inc. (“AVHI”).

On November 12, 2013, the Board of Directors of the Company approved by unanimous written consent a 1-for-10 Reverse Stock Split and to decrease the authorized common stock of the Company to 250,000,000. Pursuant to the Reverse Stock Split, each ten (10) shares of the Company’s Common Stock automatically converted into one share of Common Stock.

On November 12, 2013, the Financial Industry Regulatory Authority approved the company’s 1-for-10 Reverse Stock Split on the Company’s common stock outstanding with an effective date of December 11, 2013. All the share amounts in this report issuances are stated to reflect the reverse stock split.

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

Through December 31, 2013 we operated in two reportable segments: merchant services and wholesale sales.

(c) Narrative Description of Business

MediSwipe, Inc. (www.MediSwipe.com) currently offers a variety of services and product lines to the medicinal marijuana sector including the digitization of patient records, and the distribution of hemp based nutritional products. The Company also provides a complete line of innovative solutions for electronically processing of merchant and patient transactions within the healthcare industry. Recently, the Company began importing and distributing vaporizers and e-cigarettes under the Company's Mont Blunt brand and the management of real property for fully-licensed and compliant growers and dispensaries within regulated medicinal and recreational markets.

Through June 30, 2012, the Company provided merchant services to approximately forty medical dispensaries and wellness centers throughout California and Colorado through our sponsor bank Electronic Merchant Systems (“EMS”). Effective July 1, 2012, EMS advised all medical dispensaries that they will no longer accept their Visa and MasterCard transactions. This action had a materially adverse effect on our business. EMS notified its clients that they can still take Discover cards, but asked that medical dispensary merchants batch and settle any Visa and Mastercard transactions by June 30, 2012.

Since July 2012, the Company has through strategic partnerships within the medicinal marijuana healthcare industry, overcome the impact of the decline in the dispensary processing credit card business. The Company has introduced product lines including digital patient records and medical data management systems (“DMS”) and the wholesaling of products to dispensaries and smoke shops.

Products and Services

During 2013, the Company introduced and planned to market patient certification stations and stored value cards that were planned to be used in conjunction with the Medipay kiosks. However due to the evolving and changing state laws and inconsistency from state to state regarding permitted and prohibited dispensary activities, the Company decided to focus on digital patient records and medical data management systems (“DMS”) and the wholesaling of products to dispensaries and smoke shops.

Data Management System

MediSwipe’s Digital Management System (“DMS”), a technology platform that enables consumers to securely file, store and conveniently retrieve important original and authentic personal health documents via the Internet. A complex security-stressed society faces many real and perceived threats that require on-demand access to valuable documents at home and during travel. Authentic images of documents such as; a passport while traveling abroad, or a prescription for a medical need or a homeowner’s policy during an evacuation are always accessible. The service is an economical solution with an easy-to-use web-based application that has the potential to appeal to a market base of at least 75 million U.S. consumers.

MediSwipe’s DMS is compatible with virtually all operating systems, web browsers, and file formats. Users can quickly upload or even e-fax their documents into their secure “vault”, and then organize, manage, review and send document copies wherever needed, anytime via the Internet.

The MediSwipe DMS provides the highest level of privacy and security and does not rely on the accuracy of user-entered data. Images of actual documents, uploaded to the patient personal registry, form the basis for this solution. Critical personal items are safe and timeless in a secure, encrypted environment where privacy and security are paramount. Patients can then load all of the data onto their own digital patient identification card to be used throughout the MediSwipe platform.

Chill Drinks

On April 13, 2013 the Company entered into a one year Distribution Agreement with Chill Drinks, LLC (“Chill Drinks”). Chill drinks has the rights to an energy drink called Chillo Energy Drink (“Chillo”) and a hemp ice tea drink called C+ Swiss Ice Tea (“C+Swiss”). Chillo and C+Swiss are referred to as the Chill Drink Products. Pursuant to the Distribution Agreement, the Company has the exclusive distribution and placement rights of the Chill Drink Products to medical dispensaries.

Recent Events

On March 18, 2014, the Company announced it had completed the purchase, sale and lease back of 80 acres zoned for agricultural use in Pueblo County, Colorado. The Company executed a Joint Venture Agreement on March 14, 2014 and completed the purchase of the 80 acre parcel on March 17, 2014. As part of the purchase and Joint Venture Agreement, the Company holds the deed and title to the property within its wholly owned subsidiary, AVHI, and will maintain the exclusive Master Lessor rights for ninety-nine years. The exclusive agreement will enable AVHI to sublease individual parcels of the 80 acre parcel to fully-licensed and compliant growers and dispensaries within the regulated medicinal and recreational market of Colorado. AVHI will receive rents and management fees on providing infrastructure, water, electricity, equipment leasing and security services. AVHI is presently working on its first agreements for tenants to move into the facility as early as May of 2014.

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

We recently acquired master leasing rights for a term of 99 years for 80 acres in Pueblo, Colorado, where we plan to sublease to tenants who are in the business of growing medicinal marijuana.

Growing medical marijuana is deemed to be illegal under the Federal Controlled Substances Act even though such activities may be permissible under state law. A theoretical risk exists that our activities could be deemed to be facilitating the selling or distribution of marijuana in violation of the federal Controlled Substances Act, or to constitute aiding or abetting, or being an accessory to, a violation of that Act. We believe, however, that such a risk is relatively low. Federal authorities have not focused their resources on such tangential or secondary violations of the Act, nor have they threatened to do so, with respect to the leasing of real property or the sale of equipment that might be used by medical cannabis gardeners, or with respect to any supplies marketed to participants in the emerging medical cannabis industry. We are unaware of such a broad application of the Controlled Substances Act by federal authorities, and we believe that such an attempted application would be unprecedented.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the fourth quarter of fiscal year 2013, management identified material weaknesses in our internal control over financial reporting as discussed in Item 9A of this Annual Report on Form 10-K. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework. We are planning to engage in developing a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and shareholder litigation.

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

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

Although there is presently a market for our common stock, the price of our common stock may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that the market may be potentially highly volatile and may fluctuate substantially because of:

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

Because of the size of our Company and its status as a "penny stock" as well as the current economy and difficulties in companies our size finding adequate sources of funding, we have been forced to raise capital through the issuance of convertible notes and other debt instruments.  These debt instruments carry favorable conversion terms to their holders of up to 50% discounts to the market price of our common stock on conversion and in some cases provide for the immediate sale of our securities into the open market.  Accordingly, this has caused dilution to our stockholders in 2013 and may for the foreseeable future.  As of December 31, 2013, we had approximately $732,500 in convertible debt and potential convertible debt outstanding.  This convertible debt balance as well as additional convertible debt we incur in the future will cause substantial dilution to our stockholders.

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

Our operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you. The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float.

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

ITEM 2.  DESCRIPTION OF PROPERTY .

Effective on December 1, 2011 a company controlled by our Chief Executive Officer entered into a two year agreement to rent executive office space in West Palm Beach, Florida. The lease automatically renewed for 3 month periods unless terminated in writing 30 days prior to the then current end date by either party. The monthly rent for approximately 1,200 square feet was $2,500. Effective March 1, 2012, the rent became $3,500. The Company realized an expense of $18,605 for the year ending December 31, 2012 for the space utilized. Effective in February 2013, the Company no longer utilized this space in West Palm Beach and agreed to pay $750 per month through June 1, 2013.

Effective on April 1, 2013, the Company entered into a three year agreement to rent approximately 2,500 square feet of office space (the “Office Lease”) in Detroit, Michigan. The monthly rent under this lease was $2,200 per month.

Effective August 28, 2013, the Company and the landlord amended the Office Lease allowing the Company to move to a new location in downtown Detroit. The new lease was for 3,657 square feet for monthly rent of $3,047. In November 2013, the Company was notified that the owner of the building (the Company’s landlord) was delinquent in their obligations to the mortgage holder of the building.

In January 2014, due to the uncertainty of the Company’s Office Lease in Detroit, Michigan, the Company decided to relocate its administrative offices to West Palm Beach, Florida. Effective April 1, 2014, the Company has entered into a rent sharing agreement for the use of 1,300 square feet with a company controlled by the Company’s CFO. The Company has agreed to pay $750 per month for the space.

Effective May 15, 2013 through September 15, 2013, the Company leased warehouse space on a month to month basis for the shipping and logistics of the Company’s Chillo drink products for $850 per month. Subsequent to September 15, 2013, the Company compensates the landlord on a per box shipping fee.

ITEM 3.  LEGAL PROCEEDINGS .

We are not currently involved in any litigation, action, suit, proceeding, inquiry, or investigation before or by any court, public board, government agency, self-regulatory organization, or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries, or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

During the year ended December 31, 2012, the Company became aware of a prior matter regarding Provo, and the Company recorded an expense of $46,449 pursuant to judgment in this matter.

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

Period	High	Low
Fiscal Year 2013
First Quarter (January 1, 2013 – March 31, 2013)	$1.174	$0.196
Second Quarter (April 1, 2013 – June 30, 2013)	$0.549	$0.329
Third Quarter (July 1, 2013 - September 30, 2013	$0.62	$0.392
Fourth Quarter (October 1, 2013 – December 31, 2013)	$0.397	$0.085

Fiscal Year 2012
First Quarter (January 1, 2012 – March 31, 2012)	$0.058	$0.029
Second Quarter (April 1, 2012 – June 30, 2012)	$0.045	$0.018
Third Quarter (July 1, 2012 – September 30, 2012)	$0.024	$0.012
Fourth Quarter (October 1, 2012 – December 31, 2012)	$0.155	$0.023

(b) Holders.

The number of record holders of our common stock as of March 24, 2014 was approximately 397, this excludes shareholders who hold their stock in street name. The Company estimates that there are over 8,700 stockholders who hold their shares of common stock in street name.

(c) Dividends

On September 4, 2013, the Company distributed the 6,000,000 shares of common stock of 800 Commerce it owned on a pro-rata basis to the Company’s shareholders of record as of September 3, 2013.

The Company did not declare any cash dividends for the year ended December 31, 2013. Our Board of Directors does not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

(d) Securities authorized for issuance under equity compensation plans.

None

Recent Sales of Unregistered Equity Securities

On March 19, 2013, the Company issued 25,000 shares of restricted common stock, to Empire Relations Holdings, LLC, as consideration under a consulting agreement dated March 7, 2013 for public and financial relations services. The fair value was $15,500 based on the closing stock price of $0.62 per share on the measurement date as the shares are non-refundable and no future performance obligation exists.

On March 31, 2013, the Company agreed to issue 369,928 shares of common stock upon the conversion of the remaining balance of $32,000 of a convertible note and accrued and unpaid interest of $6,060.

Previously the Company appointed Mr. James Canton to be an advisor to the Company’s Board of Directors. In April 2013, the Company agreed to issue to Mr. Canton 200,000 shares of common stock, a warrant to purchase 300,000 shares of common stock at an exercise price of $0.50 per share with an expiration date on the third year anniversary of the grant, and 25,000 shares of common stock to be issued at the end of each calendar quarter beginning on June 30, 2013 and ending on the earlier of March 31, 2015 (the term of Canton’s advisor role) or the date Canton is no longer serving as an advisor to the board of directors. The Company valued the warrant at $124,200 based on the Black Scholes formula. The Company included $102,500 in stock based compensation expense for the year ended December 31, 2013 for the 275,000 shares of common stock issued as of December 31, 2013, based upon the market price of the common stock on the grant dates.

On April 23, 2013 the Company issued a Convertible Note to an unaffiliated third party in exchange and for the cancellation of a litigation contingency of $46,449, which was acquired by the third party. Also on April 23, 2013, the Company issued 175,000 shares of common stock in satisfaction of the April 23, 2013 Convertible Note. The shares were issued at $0.265 per share, and the Company recorded a beneficial conversion feature expense of $29,561.

On June 4, 2013 and June 11, 2013, the Company issued in the aggregate 121,027 shares of common stock in satisfaction of the November 28, 2012 note of $23,500 and accrued and unpaid interest of $940. The shares were issued at $0.20 per share.

On June 26, 2013, B. Michael Friedman, the Company’s CEO exchanged 3,033,500 shares of common stock for 450,000 shares of Class B Preferred Stock. The Company reduced accrued compensation due Mr. Freidman of $100,022 and recognized stock based compensation expense of $2,821,275.

On July 8, 2013, the Company issued 185,714 shares of common stock in satisfaction of the January 2, 2013 Asher convertible note of $37,500 and accrued and unpaid interest of $1,500. The shares were issued at $0.21 per share.

On August 22, 2013 and August 27, 2013, the Company issued in the aggregate 131,480 shares of common stock in satisfaction of the February 11, 2013 note of $27,500 and accrued and unpaid interest of $1,100. The shares were issued at $0.21 per share.

On October 21, 2013, the Company issued 172,289 shares of common stock in satisfaction of the April 18, 2013 Asher convertible note of $27,500 and accrued and unpaid interest of $1,100. The shares were issued at approximately $0.16 per share.

On November 22, 2013, the Company issued 145,191 shares of common stock to Typenex upon the conversion of $20,000 of their Note. The shares were issued at approximately $0.1377 per share.

On December 11, 2013, the Company issued 424,899 shares of common stock to Typenex upon the conversion of $50,000 of their Note. The shares were issued at approximately $0.1177 per share.

On March 26, 2012, the Company issued 454,545 shares of common stock upon the conversion of $10,000 of outstanding convertible notes. The shares were issued at approximately $0.022 per share.

On April 23, 2012, the Company issued 500,000 shares of common stock upon the conversion of $10,000 of outstanding convertible notes. The shares were issued at $0.02 per share.

On May 3, 2012, the Company issued 375,000 shares of common stock upon the conversion of $5,000 of outstanding convertible notes and $1,000 of accrued and unpaid interest. The shares were issued at $0.016 per share.

On May 16, 2012, the Company issued 857,143 shares of common stock upon the conversion of $12,000 of outstanding convertible notes. The shares were issued at $0.014 per share.

On May 31, 2012, the Company issued 1,400,000 shares of common stock upon the conversion of $13,000 of outstanding convertible notes and $1,000 of accrued and unpaid interest. The shares were issued at $0.01 per share.

On June 21, 2012, the Company issued 600,000 shares of common stock upon the conversion of $6,000 of outstanding convertible notes. The shares were issued at $0.01 per share.

On July 9, 2012, the Company issued 1,125,000 shares of common stock upon the conversion of $9,000 of outstanding convertible notes. The shares were issued at $0.008 per share.

On July 11, 2012, the Company issued 1,214,286 shares of common stock upon the conversion of $8,500 of outstanding convertible notes. The shares were issued at $0.007 per share.

On July 24, 2012, the Company issued 416,667 shares of common stock upon the conversion of $1,500 of outstanding convertible notes and $1,000 of accrued and unpaid interest. The shares were issued at $0.006 per share.

On October 25, 2012, the Company issued 1,071,429 shares of common stock upon the conversion of $15,000 of outstanding convertible notes. The shares were issued at $0.014 per share.

On November 25, 2012, the Company issued 1,175,000 shares of common stock upon the conversion of $17,500 of outstanding convertible notes and $1,300 of accrued and unpaid interest. The shares were issued at $0.016 per share.

The Company offered and sold the securities in reliance on an exemption from federal registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The Company relied on this exemption and rule based on the fact that there were a limited number of investors, all of whom were accredited investors and (i) either alone or through a purchaser representative, had knowledge and experience in financial and business matters such that each was capable of evaluating the risks of the investment, and (ii) the Company had obtained subscription agreements from such investors indicating that they were purchasing for investment purposes only. The securities were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure contained herein does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as permitted by Rule 135c under the Securities Act.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2013 and 2012.

The independent auditor’s reports on our financial statements for the years ended December 31, 2013 and 2012 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the audited consolidated financial statements.

While our independent auditor has presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, they have raised a substantial doubt about our ability to continue as a going concern.

(a) Liquidity and Capital Resources.

For the year ended December 31, 2013, net cash used in operating activities was $453,566 compared to $39,463 for the year ended December 31, 2012. The Company had a net loss of $4,421,662 for the year ended December 31, 2013 compared to $461,852 for the year ended December 31, 2012. The net loss for the year ended December 31, 2013 was impacted by stock and warrant compensation expense of $3,255,947 comprised of $2,821,275 of preferred stock compensation, the amortization of deferred stock compensation of $192,472 from the previous issuance of Series B preferred stock, $124,200 warrant based compensation for issuance of warrants to purchase 300,000 shares of common stock to our advisor to the board of directors, $80,000 for the one time issuance of 200,000 shares of common stock to the same advisor, 75,000 shares of common stock (with an additional 25,000 shares to be issued each quarter the advisor continues his relationship with the Company) valued at $22,500 and $15,500 for the issuance of 25,000 shares for the services provided to the Company. Additional non-cash expenses for the year ended December 31, 2013 were the amortization of the initial discounts of $185,612 on the convertible notes, the initial derivative liability expense and the change in fair market value of the derivatives of $353,761, amortization of deferred financing fees of $38,808 also related to the convertible promissory notes, loss related to the conversion of the contingent liability to common stock of $29,561 and a gain on discontinuance of equity method of $67,186 The net loss in the prior period was impacted by (i) $113,108 related to the initial expense and changes in the fair market value of derivative liabilities associated with convertible notes payable, the amortization of the initial discount on the convertible notes and amortization of deferred financing fees also related to the convertible promissory notes, (ii) $209,372 of stock based compensation and (iii) $46,449 of litigation contingency expenses. These expenses were offset by $62,526 of income and other adjustments related to the deconsolidation of 800 Commerce, Inc.

Net cash provided by financing activities for the year ended December 31, 2013 was $579,500 compared to $38,000 for the year ended December 31, 2012. During the year ended December 31, 2013 the Company received $627,500 on the issuance of convertible notes and paid deferred financing fees of $48,000.

For the year ended December 31, 2012 the Company received $56,000 on the issuance of convertible notes and $5,000 from the sale of 800 Commerce, Inc.’s common stock (a majority owned subsidiary of the Company at the time of the stock sale). During the year ended December 31, 2012 the Company repaid $18,000 of convertible notes and paid $5,000 of deferred financing costs related to the issuance of new convertible notes.

The Company has limited cash and cash equivalents on hand. The Company plans to maintain its’ capital needs through the collection of our account receivables and notes receivables. In January 2014, the Company collected $200,000 of notes receivable and issued a convertible note for $1,660,000, of which the Company received $300,000 upon the note issuance. The Company also was issued six (6) notes, each in the amount of $200,000. Based on the receipts in January 2014, and the notes issued to the Company, the Company believes it will be able to support our operating expenses and to meet our other obligations as they become due. The potential conversions of any convertible notes issued by the Company will cause dilution to our stockholders.

(b) Results of Operations

Results of operations for the year ended December 31, 2013 vs. December 31, 2012

REVENUES

Revenues for the years ended December 31, 2013 and 2012 were comprised of the following:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Cloud based software	$22,860	$-
ACS	49,818	-
Chillo products	71,114	-
Processing fees	-	77,400
Total	$143,792	$77,400

In April 2013, Alternative Capital Solutions (“ACS”) and the Company terminated their agreements and accordingly, the Company will no longer be receiving fees related to the ACS agreement. During 2013, the Company entered into an exclusive distributorship agreement with Chill Drinks, LLC (See Note 1) for sales (began in April 2013) of Chill Drink’s products to dispensaries. Also through August 2013 the Company generated revenues related to its’ cloud based patient software.

Revenues from the 2012 period were all related to merchant processing fees the Company received from medical dispensaries. Effective July 1, 2012, the merchant processing fees ceased as a result of Mastercard and Visa declining to accept credit card charges from medical dispensaries.

OPERATING EXPENSES

Operating expenses were $3,898,317 for the year ended December 31, 2013 compared to $433,664 for 2012.

Year ended December 31,

Description	2013	2012
Administration and management fees	$280,830	$109,368
Stock compensation expense, management	2,902,706	142,745
Stock compensation expense, other	353,241	66,627
Professional and consulting fees	85,762	36,599
Commissions and license fees	38,871	28,012
Advertising and promotional expenses	15,077	4,500
Rent and occupancy costs	37,195	21,357
Bad debt expense	26,754	--
General and other administrative	137,881	24,456
Total	$3,898,317	$433,664

Administration and management fees increased as a result of the increase of the amount accrued for the salaries for our CEO from $90,000 for the year ended December 31, 2012 to $150,000 for the year ended December 31, 2013 and compensation recorded for our CFO of $36,000 and $96,000 for the years ended December 31, 2012 and 2013, respectively.

Stock compensation expense, management was comprised of $2,821,275 of preferred stock compensation related to the 450,000 shares of Class B preferred stock issued to the Company’s CEO, in exchange for the return of 3,033,500 shares of common stock. The 2013 expense also includes the amortization of deferred stock compensation of $81,431 from the previous issuance of Series B preferred stock. The 2012 expense is as a result of the amortization of deferred stock compensation.

Stock compensation expense, other for 2013 includes $111,041 for the amortization of deferred stock compensation, $124,200 warrant based compensation for the issuance of a warrant to purchase 300,000 shares of common stock to our advisor to the board of directors, $80,000 for the one time issuance of 200,000 shares of common stock to the same advisor, 75,000 shares of common stock (with an additional 25,000 shares to be issued each quarter the advisor continues his relationship with the Company) valued at $22,500 and $15,500 for the issuance of 25,000 shares for services provided to the Company. The 2012 expense is as a result of the amortization of deferred stock compensation.

Professional and consulting fees increased for the year ended December 31, 2013 compared to 2012 as a result of investor relation costs of $41,552 for the year ended December 31, 2013, compared to $14,949 for the year ended December 31, 2012. Legal and consulting fees of $31,435 were incurred for the year ended December 31, 2013, compared to $7,750 for the year ended December 31, 2012.

Commissions and license fees increased to $58,871 for the year ended December 31, 2013, from $28,012 for the year ended December 31, 2012. The increase in 2013 was as a result of commissions due for the sales of Chillo Drink Products as well as licensing fees of $13,500 incurred in 2013.

General and other administrative costs for the year ended December 31, 2013, were $137,881 compared to $24,456 for the year ended December 31, 2012. Expenses for the year ended December 31, 2013, include public company filing and transfer agent fees of $30,770, travel and entertainment costs of $43,071, internet and web based service costs of $26,585, office supplies of $8,661 and $28,794 of other general and administrative costs.

OTHER INCOME (EXPENSE)

Other expenses for the year ended December 31, 2013 was $578,321 compared to $105,588 for the year ended December 31, 2012. The 2013 expenses were comprised of $299,856 of interest expense, $38,493 change in fair market value of derivative liabilities and the initial derivative liability expense of convertible notes of $315,268. The 2013 interest expense was comprised of $185,612 related to the amortization of the initial discount on convertible promissory notes, $38,808 for the amortization of the deferred financing costs, $45,875 for the interest expense on the face value of the notes, and a beneficial conversion feature related to the conversion of the contingent liability to common stock of $29,561. Also included in other expenses was a gain on distribution of equity method investee of $67,186 and $8,110 of interest income related to interest collected on notes receivables. The 2012 expenses were comprised of $46,449 of litigation contingency expenses and interest expense of $148,200. The expenses were offset by $62,636, the gain recorded on the deconsolidation of 800 Commerce, Inc. and a gain of $26,425 for the fair market value change in the derivative liability associated with convertible promissory notes, Included in interest expense is $130,829 of amortization of the discount on convertible notes, $8,704 of amortization of deferred financing costs related to the convertible notes and $8,667 of interest expense on the face value of the convertible notes.

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

The Company recognizes revenue during the month in which products are shipped or commissions were earned.

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

From January 1, 2011 through May 31, 2011, the Company owned 100% of 800 Commerce. From June 1, 2011 through October 1, 2011 800 Commerce sold 465,000 shares of its common stock and issued 3,534,000 shares of its common stock to its officers as compensation. After these transactions, the Company owned 60% of 800 Commerce. On May 10, 2012, 800 Commerce sold 3,150,000 shares of its common stock, reducing the Company’s ownership to 45%. On May 18, 2012, 800 Commerce sold 1,500,000 shares of its common stock, reducing the Company’s ownership to 40%. On June 10, 2012 issued 1,500,000 shares of common stock pursuant to a consulting agreement and 1,851,000 shares of common stock for legal services and in lieu of compensation, and during the remainder of 2012, 800 Commerce sold 500,000 shares of its common stock and issued 550,000 shares of its common stock pursuant to consulting agreements. Subsequent to these issuances and as of December 31, 2012, the Company currently owned approximately 32% of the outstanding common stock of 800 Commerce. Effective May 10, 2012, the Company is no longer consolidating 800 Commerce in its’ financial statements. The noncontrolling interest included in the Company’s consolidated statement of operations is a result of noncontrolling interest investments in 800 Commerce up to the date of deconsolidation of May 10, 2012. Noncontrolling interests through May 10, 2012 are classified in the condensed consolidated statements of operations as part of consolidated net loss. Subsequent to May 10, 2012, the Company’s investment in 800 Commerce is accounted for using the equity method and was reduced to zero.

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

ACCOUNTS RECEIVABLE

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectibility is unlikely.

INVENTORY

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management analysis or inventory levels and future sales forecasts.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. There were 300,000 outstanding warrants as of December 31, 2013 and no outstanding warrants or options as of December 31, 2012. As of December 31, 2013, the Company’s outstanding convertible debt is convertible into 3,120,000 shares of common stock and 1,000,000 shares of Class B convertible preferred stock is convertible into 22,227,623 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting Companies

ITEM 8.  FINANCIAL STATEMENTS

The audited financial statements of the Company required pursuant to this Item 8 are included in, as a separate section commencing on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2013 disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of our assets;
●	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2013 as described below.

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

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors:

Name	Age	Positions Held and Tenure
B. Michael Friedman	46	Chief Executive Officer and Director
Barry Hollander	56	Chief Financial Officer and Director

(c) Identification of significant employees.

None

(d) Identification of family relationships

None

(e)Business experience

B. Michael Friedman, Chief Executive Officer. Since 2009, Mr. B. Michael Friedman has been the Company’s Chief Executive Officer and member of the Company’s Board of Directors. In February 2010 (inception date) Mr. Friedman founded 800 Commerce and has been the President since inception date. Mr. Friedman has over 20 years of investment banking experience, particularly in the areas of mergers and acquisitions, manufacturing, marketing, advertising, and licensing. Since 2008 Mr. Friedman operates in a managerial capacity, First Level Capital LLC, a mergers and acquisitions and financial consulting firm located in Los Angeles, California.  Mr. Friedman received his Bachelor of Science (BS) in Marketing and Management in 1986 from the University of Florida, in Gainesville, Florida.

Barry S. Hollander, Chief Financial Officer. Mr. Hollander has been the CFO of the Registrant since April 12, 2011. Since April 2011, Mr. Hollander has been the Chief Financial Officer of 800 Commerce, Inc. (“800 Commerce”). Since July 2013, Mr. Hollander has been the CFO and a Director of American Doctors Online (“ADOL”). ADOL, a private company is in the telehealth/ telemedicine industry. From February 2010 through February 2013, Mr. Hollander was the Chief Financial Officer of Quture International, Inc. (formerly known as Techs Loanstar, Inc.), a publicly traded Company. Mr. Hollander was the acting Chief Executive Officer of FastFunds Financial Corporation, a publicly traded company with limited business operations. In July 2010, Mr. Hollander formed Venture Equity, LLC (“Venture Equity”), a Florida limited liability company that provides financial services to private and public companies. Mr. Hollander is the sole member of Venture Equity.

(f) Involvement in certain legal proceedings

None

(g) Promoters and control persons

None

Code of Ethics

We adopted a Code of Ethics for Senior Financial Management to promote honest and ethical conduct and to deter wrongdoing. This Code applies to our Chief Executive Officer and Chief Financial Officer and other employees performing similar functions. The obligations of the Code of Ethics supplement, but do not replace, any other code of conduct or ethics policy applicable to our employees generally.

Under the Code of Ethics, all members of the senior financial management shall:

●	Act honestly and ethically in the performance of their duties at our company,
●	Avoid actual or apparent conflicts of interest between personal and professional relationships,
●	Provide full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications by our company,
●	Comply with rules and regulations of federal, state and local governments and other private and public regulatory agencies that effect the conduct of our business and our financial reporting,
●	Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing the member’s independent judgment to be subordinated
●	Respect the confidentiality of information in the course of work, except when authorized or legally obtained to disclosure such information,
●	Share knowledge and maintain skills relevant to carrying out the member’s duties within our company,
●	Proactively promote ethical behavior as a responsible partner among peers and colleagues in the work environment and community,
●	Achieve responsible use of and control over all assets and resources of our company entrusted to the member, and
●	Promptly bring to the attention of the Chief Executive Officer any information concerning (a) significant deficiencies in the design or operating of internal controls which could adversely affect to record, process, summarize and report financial data or (b) any fraud, whether or not material, that involves management or other employees who have a significant role in our financial reporting or internal controls.

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

ITEM 11  EXECUTIVE COMPENSATION.

The following tables set forth all of the compensation awarded to, earned by or paid to: (i) each individual serving as our principal executive officer during the fiscal years ended December 31, 2013 and 2012; (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2013 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year.

Table 1. Summary Compensation of Executive Officers

Name & Principal Position	Year	Salary	Bonus	Restricted Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation (2)	Total

B. Michael Friedman (1) Chief Executive Officer	2013	$153,500	-	-	-	-	$2,821,275	$2,974,775
	2012	$90,000	-	-	-	-	$40,587	$130,587

Barry Hollander (3) Chief Financial Officer	2013	$96,000	-	-	-	-	-	$96,000
	2012	$15,000	-	-	-	-	$35,533	$50,533

Erick Rodriguez President (4)	2013	-	-	-	-	-	$81,431	$81,431
	2012	$3,260	-	-	-	-	$66,625	$69,885

(1)	Includes $90,000 (2012) and $32,347 (2013) expensed to our CEO as deferred compensation authorized by the Board of Directors of the Company.
(2)	All Other Compensation is related to the issuance of Class B Preferred Stock. During the year ended December 31, 2012, the Company issued 250,000 shares to Mr. Friedman, 250,000 shares to Mr. Rodriguez (cancelled in June 2013) and 50,000 shares to Mr. Hollander. The 2012 All Other Compensation amount for Mr. Friedman represents the value of the Class B preferred stock in excess of the deferred compensation due Mr. Friedman at the time of the issuance. The 2013 amount for Mr. Friedman is for the issuance of 450,000 shares of Class B Preferred Stock and includes the value of the excess shares on an as if converted basis, over the 3,033,500 shares of common stock Mr. Friedman returned to the Company. The All Other Compensation amount for Mr. Hollander represents the value of the Class B preferred stock issued for services performed by Mr. Hollander. The 2012 amount for Mr. Rodriguez represents the amortization from August thru December 31, 2012 of the value of the Class B preferred stock issued to Mr. Rodriguez, and through June 13, 2013, the effective date of the Company accepting Mr. Rodriguez’s resignation.
(3)	Mr. Hollander’s 2013 salary includes $60,000 of accrued expenses to be paid in restricted shares of common stock, based on the market value of the common stock at the end of the period. The Company issued 545,454 shares of common stock in January 2014. The shares were issued at $0.11 per share, the market price of the common stock on December 31, 2013.
(4)	Resigned June 13, 2013.

Option Grants

No options were granted during the year ended December 31, 2013. We have 300,000 outstanding warrants as of December 31, 2013.

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

(b) Security ownership of management.

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of March 27, 2014 by: (1) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock; (2) each of the named executive officers as defined in Item 402(a)(3); (3) each of the Company’s directors; and (4) all of the Company’s named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

Name and Address	Common stock Number of Shares Beneficially Owned	Common stock Percentage of Shares Beneficially Owned (1)	Class B Preferred Stock Number of Shares Beneficially Owned	Class B Preferred Stock Percentage of Shares Beneficially Owned (1)
B. Michael Friedman 319 Clematis St., Suite 400 West Palm Beach, FL 33401 (2)	23,724,852	28.1%	700,000	93.3%

Barry Hollander 319 Clematis St., Suite 400 West Palm Beach, FL 33401 (2)	2,111,829	3.3%	50,000	6.7%

Ender Company Assets 24 De Castro Street Tortola VG110	4,400,000	7.0%	-	-%

All directors and executive officers as a group – 2 persons (3)	25,836,631	30.0%	750,000	100.0%

(1)	Based on a total of an aggregate of 62,655,006 shares of common stock outstanding and 750,000 shares of Class B Preferred Stock outstanding.
(2)	Includes 21,929,252 (Friedman) and 1,566,375 (Hollander) shares of common stock for the conversion of Class B Preferred Stock.
(3)	Includes 23,491,627 shares of common stock for the conversion of Class B Preferred Stock.

Changes in Control

There were no significant changes in control for the period ending December 31, 2013.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 250,000,000 shares of common stock, par value $0.0001 and 1,000,000 shares of Series B Preferred Stock, par value $0.0001.

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

Preferred Stock

Series B

On June 20, 2012 the Company cancelled and returned to authorized but unissued one million shares of Preferred A Stock, and authorized 1,000,000 shares of Class B Convertible Preferred Stock (the “Class B Preferred Stock”), par value $0.0001. The rights, preferences and restrictions of the Class B Preferred Stock,as amended, state; i) each share of the Class B Convertible Preferred Stock shall be entitled to a number of votes determined at any time and from time to time determined by dividing the number of then issued and outstanding shares of the Corporation’s common stock by one million; ii) the Class B Convertible Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class; iii) each share of the Class B Preferred Stock shall be convertible into shares of the Company’s common stock at the option of the holder into a number of shares of common stock determined by dividing the number of then issued and outstanding shares of the Company’s common stock (62,655,006 as of March 24, 2014) by two million.  The preferred stock cannot be converted into a number of common shares that causes the number of issued and outstanding common stock to exceed the number of authorized shares of common stock.

On August 13, 2012 the Board of Directors of the Company authorized the issuance of 800,000 shares of Class B Preferred stock. The shares were issued as follows: B. Michael Friedman, 250,000 shares issued in lieu of accrued and unpaid salary due Mr. Friedman and stock based compensation (see Note 7) for his role as CEO of the Company; Erick Rodriguez, 250,000 shares for his role as President; Phillip Johnston, 100,000 shares issued pursuant to legal services to be provided for one year beginning August 12, 2012; Barry Hollander, 50,000 shares issued for his services as CFO (see Note 7) and Capital Strategy Corp., 150,000 shares for consulting services, including merger and acquisition consulting. The shares issued for legal services and consulting were recorded as deferred compensation (originally $355,334) and are being amortized over the term of their respective agreements. Accordingly, the Company has expensed and included $133,250 and $192,473 in stock based compensation for the years ended December 31, 2012 and 2013, respectively.

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our board of directors.

Transfer Agent

Interwest Transfer Company serves in the capacity of transfer agent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a)	Transaction with related persons.

Officer advances and repayments

None.

Management fees

Effective January 1, 2011, the Company agreed to annual compensation of $90,000 for its CEO, which was increased to $150,000 annually, effective January 1, 2013. Effective January 1, 2013, the Company has agreed to annual compensation of $96,000 for the CFO. The Company and the CFO have agreed that $3,000 per month will be paid in cash and $5,000 per month will be paid in restricted shares of common stock. For the years ended December 31, 2013 and 2012, the Company expensed $249,500 and $108,260 included in Administrative and Management Fees in the Consolidated Statements of Operations, included herein. In June 2013, Mr. Friedman and the Company, agreed to exchange 3,033,500 shares of common stock in partial consideration for the issuance of 450,000 shares of Class B Preferred Stock. The Company reduced accrued compensation of Mr. Friedman by $100,022 and recognized stock compensation expense of $2,821,275. As of December 31, 2013, the Company owed the CEO $35,437 and the CFO $60,000 (the stock based portion of the CFO’s compensation).

In August 2012, the Company issued 250,000 shares of Class B Preferred Stock to the President, valued at $177,667 and recorded the amount as deferred stock compensation to be amortized over one year. As of June 13, 2013, the Company accepted the resignation of Mr. Rodriguez as an Officer and Director of the Company. The Company has cancelled the Preferred Stock and returned the shares to the treasury of the Company for failure to complete the Employment Agreement and SweetMD transaction. Therefore, the Company stopped amortizing the deferred compensation during the quarter ended June 30, 2013, and recorded an entry to eliminate the remaining unamortized compensation of $29,611 with the corresponding entry to additional paid in capital. For the years ended December 31, 2012 and 2013, the Company amortized $66,625 and $81,431, respectively.

During the year ended December 31, 2012 the Company expensed management fees of $3,260 for payments made to Mr. Rodriguez.

Agreements with prior management

In December 2011 the Company issued a $50,000 convertible promissory note (see Note 6) as part of a guaranty fee due to a Company that is affiliated with a former officer of the Company. Terms of the note include an eight percent per annum interest rate and the note matured on the one year anniversary on December 20, 2012. Additionally, the holder of the Note has the right to convert the note into shares of common stock of the Company at a conversion price equal to eighty percent (80%) of the lowest closing bid price of the common stock within five (5) days of the conversion. On March 31, 2013, the Company and the noteholder elected to convert the remaining balance of the note of $32,000 and accrued and unpaid interest of $6,060 into 369,928 shares of common stock.

Also in December 2011, the Company agreed to pay an additional $50,000 in common stock, which is included in accounts payable and accrued expenses on the December 31, 2013 and 2012 balance sheets.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services billed for the fiscal year ended December 31, 2013 and 2012 were $12,775 and $10,250 respectively and consisted of (i) audit of the Company’s annual financial statements; (ii) reviews of the Company’s quarterly financial statements; (iii) consultations on financial accounting and reporting matters arising during the course of the audit and reviews.

Audit-Related Fees

There were no other aggregated fees billed in the fiscal years ended December 31, 2013 and 2012 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of the financial statements that were not reported above.

Tax Fees

There were no fees in the fiscal years ended December 31, 2013 and 2012 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed in the fiscal year ended December 31, 2013 and 2012 for any other services.

PART IV

ITEM 15.  EXHIBITS AND REPORTS.

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)

32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)

(2)  Filed herein.

(a)     EXHIBITS

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 31st day of March, 2014.

Mediswipe, Inc.

/S/B. Michael Friedman
B. Michael Friedman
Chief Executive Officer

/S/ Barry Hollander
Barry Hollander
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ B. Michael Friedman
B. Michael Friedman	Director	March 31, 2014

/s/ Barry Hollander
Barry Hollander	Director	March 31, 2014

MEDISWIPE, INC.

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mediswipe, Inc.

We have audited the accompanying balance sheets of Mediswipe, Inc. as of December 31, 2013 and 2012, and the related statements of income, stockholders’ deficiency, and cash flows for the years then ended. Mediswipe, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mediswipe, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

D. Brooks and Associates CPA’s, P.A.

West Palm Beach, Florida

March 31, 2014

MEDISWIPE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS

Current Assets:
Cash and cash equivalents	$108,766	$1,892
Accounts receivable, net of allowance of $26,754 (2013)	14,747	14,133
Notes receivable	200,000	—
Inventory	41,333	—
Due from related party	67,186	—
Deferred financing costs	18,896	2,203
Total current assets	450,928	18,228
Other	825	—
Licensing rights	15,000	—
Property and equipment, net of accumulated depreciation of $187	3,873	—
Total assets	$470,626	$18,228

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$207,313	$99,130
Deferred compensation	32,437	40,880
Convertible debt, net of discounts of $81,537 (2013) and $19,648 (2012)	53,463	35,852
Convertible note payable (net of discount of $40,000)	557,500	—
Derivative liabilities	486,160	38,590
Litigation contingency	—	46,449
Total current liabilities	1,336,873	260,901

Commitments and Contingencies

Stockholders' Deficit:
Series B convertible preferred stock, $0.0001 par value; 1,000,000 shares authorized, 1,000,000 (2013) and
800,000 (2012) shares issued and outstanding	100	80
Common stock, $.0001 par value; 250,000,000 shares authorized; 45,655,245 (2013) shares
and 46,663,216 (2012) shares issued and outstanding	4,566	4,666
Additional paid-in capital	8,448,035	4,871,950
Deferred stock compensation	—	(222,083)
Accumulated deficit	(9,318,948)	(4,897,286)

Total stockholders' deficit	(866,247)	(242,673)

Total liabiities and stockholders' deficit	$470,626	$18,228

See notes to consolidated financial statements.

MEDISWIPE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31,

	2013	2012

Revenues:
Fee revenue, net	$72,678	$77,400
Product revenue	71,114	—
Total revenues	143,792	77,400
Cost of sales product	88,816	—

Gross profit	54,976	77,400

Operating Expenses:
Administrative and management fees (including $3,129,405 and $209,372 stock based
compensation for 2013 and 2012)	3,410,235	318,740
Professional and consulting fees (including $126,542 stock based compensation-2013)	212,304	36,599
Commissions and license fees	58,871	28,012
Rent and other occupancy costs	37,195	21,357
Advertising and promotion	15,077	—
Bad debt expense	26,754	—
Other general and administartive expenses	137,881	28,956

Total operating expenses	3,898,317	433,664

Operating loss	(3,843,341)	(356,264)

Other Income (Expense):
Interest income	8,110	—
Interest expense	(299,856)	(148,200)
Derivative liability (expense) income	(353,761)	26,425
Gain on deconsolidation of subsidiary	—	62,636
Gain on distribution of interest in unconsolidated investee	67,186	—
Litigation contingency	—	(46,449)
Total other expense, net	(578,321)	(105,588)

Net loss	(4,421,662)	(461,852)
Less: net loss attributable to noncontrolling interest	—	695

Net loss attributable to Mediswipe, Inc.	$(4,421,662)	$(461,157)

Basic and diluted loss attributable to Mediswipe, Inc.
common stockholders, per share	$(0.10)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	45,982,199	41,744,509

See notes to consolidated financial statements.

MEDISWIPE, INC

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

YEARS ENDED DECEMBER 31, 2013 and 2012

	Common stock		Series B Preferred stock		Additional Paid-in	Noncontolling	Deferred Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Interest	Compensation	Deficit	Deficit
Balances, January 1, 2012	37,474,147	$3,747	-	$-	$4,210,113	$(64,831)	$-	$(4,436,129)	$(287,100)

Common stock issued upon conversion of convertible debt
and accrued interest	9,189,069	919	-	-	110,881	-	-	-	111,800

Subsidiary common stock sold for cash	-	-	-	-	5,000	-	-	-	5,000

Reclassification of embedded derivatives upon conversion of
convertible debt	-	-	-	-	115,801	-	-	-	115,801

Issuance of Series B preferred stock for services	-	-	800,000	80	568,455	-	(355,333)	-	213,202

Amortization of deferred stock compensation	-	-	-	-	-	-	133,250	-	133,250

Deconsolidation of subsidiary	-	-	-	-	(138,300)	65,526	-	-	(72,774)

Net loss	-	-	-	-	-	(695)	-	(461,157)	(461,852)
Balances, January 1, 2013	46,663,216	4,666	800,000	80	4,871,950	-	(222,083)	(4,897,286)	(242,673)

Common stock issued for services	300,000	30	-	-	117,970	-	-	-	118,000

Common stock issued upon conversion of convertible debt
and accrued interest	1,550,529	155	-	-	228,545	-	-	-	228,700

Common stock issued upon settlement of litigation contingency
and accrued interest	175,000	18	-	-	50,147	-	-	-	50,165

Reclassification of embedded derivatives upon conversion of
convertible debt	-	-	-	-	133,691	-	-	-	133,691

Amortization of deferred stock compensation	-	-	-	-	-	-	192,472	-	192,472

Cancellation of preferred stock	-	-	(250,000)	(25)	(29,586)		29,611	-	-

Issuance of preferred stock in exchange for common stock,
satisfaction of deferred compensation liability and services	(3,033,500)	(303)	450,000	45	2,921,558	-	-	-	2,921,300

Options to pucrhase common stock issued for services	-	-	-	-	124,200	-	-	-	124,200

Loss on settlement of contingent litigation liability	-	-	-	-	29,561	-	-	-	29,561

Net loss	-	-	-	-	-	-	-	(4,421,662)	(4,421,662)
	45,655,245	$4,566	1,000,000	$100	$8,448,035	$-	$-	$(9,318,948)	$(866,247)

See notes to consolidated financial statements.

MEDISWIPE, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

THE YEAR ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,421,662)	$(461,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for consulting services	118,000	—
Amortization of deferred stock compensation	192,472	—
Preferred stock issued for services	2,821,275	209,372
Fair value of stock options issued	124,200	—
Amortization of deferred financing costs	38,808	8,704
Amortization of discounts on convertible notes	185,612	130,829
Change in fair market value of derivative liabilities	38,493	(30,909)
Loss on settlement of contingent litigation liability	29,561	—
Litigation contingency	—	46,449
Initial derivative liability expense on convertible notes	315,268	4,484
Depreciation	187	—
Gain on distribution of interest in unconsolidated investee	(67,186)	—
Gain on deconsolidation of subsidiary	—	(62,636)
Cash effect of deconsolidation	—	(5,166)
Allownace for bad debt	26,754	—
Changes in operating assets and liabilities:
(Increase) decrease in :
Inventory	(41,333)	—
Accounts receivable	(614)	(9,199)
Prepaid assets and other	(27,368)	—
Increase in :
Accounts payable and accrued expenses	122,599	42,501
Deferred compensation	91,579	87,960
Net cash used in operating activities	(453,566)	(39,463)

Cash flows from investing activities:
Acquisition of licensing rights	(15,000)
Purchase of furniture and fixtures	(4,060)	—
Net cash used in investing activities	(19,060)	—

Cash flows from financing activities:
Proceeds from issuance of convertible debt	227,500	56,000
Issuance of subsidiary common stock for cash	—	5,000
Proceeds from convertible notes	400,000	—
Payment of convertible notes	—	(18,000)
Payment of deferred financing costs	(48,000)	(5,000)
Net cash provided by financing activities	579,500	38,000

Net increase (decrease) in cash and cash equivalents	106,874	(1,463)
Cash and cash equivalents, beginning	1,892	3,355

Cash and cash equivalents, ending	$108,766	$1,892

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Common stock issued for conversion of notes payable and interest	$228,700	$111,800

Preferred stock issued for deferred compensation	$100,025	$568,535

Reclass of derivative liabilities to additional paid in capital upon
conversion of convertible notes	$133,691	$115,801

Conversion of litigation contingency liability into common stock	$50,165	$46,449

See notes to consolidated financial statements.

MEDISWIPE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

BUSINESS

MediSwipe Inc. (the “Company” or “Mediswipe”) currently offers a variety of services and product lines to the medicinal marijuana sector including the digitization of patient records, and the distribution of hemp based nutritional products. The Company also provides a complete line of innovative solutions for electronically processing merchant and patient transactions within the healthcare industry. Recently, the Company began importing and distributing vaporizers and e-cigarettes under the Company's Mont Blunt brand and the management of real property for fully-licensed and compliant growers and dispensaries within regulated medicinal and recreational markets.

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

During the year ended December 31, 2013, the Company utilized its existing banking and merchant network within both the medicinal medical marijuana and healthcare sector. During the three months ended March 31, 2013, through strategic partnerships with banking and financing partners the Company received commission based fees for arranging for third party financing for elective surgery procedures. Effective April 1, 2013, the Company no longer is providing these services.

On April 30, 2013, the Company entered into a one year Distribution Agreement with Chill Drinks, LLC (“Chill Drinks”). Chill Drinks has the rights to an energy drink called Chillo Energy Drink (“Chillo”) and a hemp ice tea drink called C+ Swiss Ice Tea (“C+Swiss”). Chillo and C+Swiss are referred to as the “Chill Drink Products”. Pursuant to the Distribution Agreement the Company has the exclusive distribution and placement rights of the Chill Drink Products to medical marijuana dispensaries.

In 2013, the Company introduced MediSwipe’s Digital Management System (“DMS”), a technology platform that enables consumers to securely file, store and conveniently retrieve important original and authentic personal health documents via the Internet. DMS allows on-demand access to valuable documents at home and during travel. Authentic images of documents such as; a passport, prescriptions and insurance policies are always accessible. The service is an economical solution with an easy-to-use web-based application that has the potential to appeal to a market base of at least 75 million U.S. consumers.

MediSwipe’s DMS is compatible with virtually all operating systems, web browsers, and file formats. Users can quickly upload or even e-fax their documents into their secure “vault”, and then organize, manage, review and send document copies wherever needed, anytime via the Internet.

The MediSwipe DMS provides the highest level of privacy and security and does not rely on the accuracy of user-entered data. Images of actual documents, uploaded to the patient personal registry, form the basis for this solution. Critical personal items are safe and timeless in a secure, encrypted environment where privacy and security are paramount. Patients can then load all of the data onto their own digital patient identification card to be used throughout the MediSwipe platform.

On June 26, 2103, the Company formed two new wholly owned Florida subsidiaries American Hemp Trading Company and Agritech Innovations, Inc. (“AGTI”). On September 3, 2013, AGTI changed its name to Agritech Venture Holdings, Inc. (“AVHI”).

On August 1, 2013, the Company and Medical Cannabis Network, Inc. (“MCN”) entered into a Subscription and Services Agreement (the “SSA”). Pursuant to the terms of the SSA, the Company has the exclusive license to access and use MCN’s products and services, including but not limited to, technology (services collaboration software) and services (including hosting, professional services support and maintenance). The six month exclusive license requires the Company to pay MCN $3,000 per month for the first two months of the agreement and $5,000 per month thereafter. The Company is in discussions with MCN regarding the extension and or renewal of the agreement, and once finalized management plans to market the products to dispensaries.

On November 12, 2013, the Financial Industry Regulatory Authority approved the company’s 1-for-10 reverse stock split (the “Reverse Stock Split”) on the Company’s common stock outstanding with an effective date of December 11, 2013. Pursuant to the Reverse Stock Split, all share amounts in these consolidated financial statements have been adjusted to reflect the Reverse Stock Split.

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

From January 1, 2011 through May 31, 2011, the Company owned 100% of 800 Commerce. From June 1, 2011 through October 1, 2011 800 Commerce sold 465,000 shares of its common stock and issued 3,534,000 shares of its common stock to its officers as compensation. After these transactions, the Company owned 60% of 800 Commerce. On May 10, 2012, 800 Commerce sold 3,150,000 shares of its common stock, reducing the Company’s ownership to 45%. On May 18, 2012, 800 Commerce sold 1,500,000 shares of its common stock, reducing the Company’s ownership to 40%. On June 10, 2012 issued 1,500,000 shares of common stock pursuant to a consulting agreement and 1,851,000 shares of common stock for legal services and in lieu of compensation, and during the remainder of 2012, 800 Commerce sold 500,000 shares of its common stock and issued 550,000 shares of its common stock pursuant to consulting agreements. Subsequent to these issuances and as of December 31, 2012, the Company owned approximately 32% of the outstanding common stock of 800 Commerce. Effective May 10, 2012, the Company is no longer consolidating 800 Commerce in its’ financial statements. The noncontrolling interest included in the Company’s consolidated statement of operations is a result of noncontrolling interest investments in 800 Commerce up to the date of deconsolidation of May 10, 2012. Noncontrolling interests through May 10, 2012 are classified in the condensed consolidated statements of operations as part of consolidated net loss. Subsequent to May 10, 2012, the Company’s investment in 800 Commerce is accounted for using the equity method and was reduced to zero.

As a result of the deconsolidation of 800 Commerce, Inc., the Company recorded a gain of $62,636, consisting of the following:

Fair value of consideration received	$ -
Carrying value of the non-controlling interest in 800 Commerce, Inc. in as of the change in control date	(65,526)
Less: Net deficit of 800 Commerce, Inc. as of May 10, 2012	(128,162)
$62,636

On June 20, 2013, 800 Commerce issued 900,000 shares of its common stock pursuant to a patent purchase agreement.

On August 5, 2013, 800 Commerce filed Amendment No.5 to its’ S-1 Registration Statement with the Securities and Exchange Commission (“SEC”). The SEC declared the registration statement effective on August 8, 2013, and on September 4, 2013, the Company distributed the 6,000,000 shares of common stock of 800 Commerce it owned on a pro-rata basis to the Company’s shareholders. As a result, the Company owns no interest in 800 Commerce and recognized a gain on distribution of interest in unconsolidated investee of $67,186 related to the recognition of advances to 800 Commerce previously reduced to zero in the application of equity method accounting.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectibility is unlikely.

INVENTORY

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management analysis or inventory levels and future sales forecasts.

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

Office equipment and furniture 5 years

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. There were 300,000 outstanding warrants as of December 31, 2013 and no outstanding warrants or options as of December 31, 2012. As of December 31, 2013, the Company’s outstanding convertible debt is convertible into 3,120,000 shares of common stock and 1,000,000 shares of Class B convertible preferred stock is convertible into 22,227,623 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

For the years ended December 31, 2013 and 2012, the Company recorded stock and warrant based compensation of $3,255,947 and $209,372, respectively (See Notes 7 and 8).

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

SALES

Through June 30, 2012, the Company generated substantially all of its’ revenue from providing merchant services to approximately forty medical dispensaries and wellness centers throughout California and Colorado through our sponsor bank Electronic Merchant Systems (“EMS”). EMS advised all medical dispensaries that they will no longer accept their Visa and MasterCard transactions. This change was effective on July 1, 2012 had a materially adverse effect on our business. For the year ended December 31, 2012 revenue generated through EMS (Customer C) was $43,773. Accordingly, the Company received approximately 56% of its’ 2012 revenues from EMS and approximately 35% of its revenues from providing financing for medical procedures as an agent for Alternative Capital Solutions, Inc. (“ACS” or Customer A).

For the years ended December 31, 2013 and 2012 two (2) customers each accounted for more than 10% of our business, as follows:

Customer	Sales % Year Ended December 31, 2013	Sales % Year Ended December 31, 2012	Accounts Receivable Balance
A	43%	35%	$-
B	15%	-	$-
C	-	56%	-

PURCHASES

For the year ended December 31, 2013 the Company purchased $66,343 (approximately 72%) from one vendor related to the purchase of Chillo and C+Swiss drinks and $18,686 (approximately 20% from another vendor related to our tobacco alternative product line.

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

As of December 31, 2011, the Company revalued the embedded derivative. For the period from issuance to December 31, 2011, the Company decreased the derivative liability of $36,765 by $1,050 resulting in a derivative liability balance of $35,715 at December 31, 2011. During the year ended December 31, 2012, the company made payments of $18,000, reducing the principal balance of the Guaranty Note to $32,000 as of December 31, 2012. The Company revalued the remaining portion of the embedded derivative as of December 31, 2012 and based on the valuation, the Company decreased the derivative liability balance by $13,652 resulting in a derivative liability balance of $13,209 at December 31, 2012.

On March 31, 2013 the Company and the noteholder elected to convert the remaining $32,000 balance of the note and accrued and unpaid interest of $6,060 into 369,928 shares of common stock. The fair value of derivative liability on the date of conversion totaling $13,209 was reclassed to additional paid in capital.

In September, October and December 2011, the Company entered into three separate note agreements with Asher Enterprises, Inc. (“Asher”) for the issuance of three convertible promissory notes each in the amount of $25,000 (“the September 2011 Note”, “the October 2011 Note” and “the December 2011 Note”, respectively, and together “ the 2011 Notes”). Among other terms the 2011 Notes are due nine months from their issuance dates, bear interest at 8% per annum, payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. Upon the occurrence of an event of default, as defined in the 2011 Notes, the Company is required to pay interest at 22% per annum and the holders may at their option declare a Note, together with accrued and unpaid interest, to be immediately due and payable. In addition, the 2011 Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. The Company may at its own option prepay the 2011 Notes and must maintain sufficient authorized shares reserved for issuance under the 2011 Notes.

On April 24, 2012 (“the April 2012 Note”) the Company entered into a $32,500 convertible note agreement and on November 28, 2012 (“the November 2012 Note”) into a $23,500 convertible note agreement with Asher under the same terms and conditions as the 2011 Notes. The Company received net proceeds of $51,000 from the 2012 Notes after debt issuance costs of $5,000 paid for lender legal fees. These debt issuance costs will be amortized over the earlier of the terms of the Note or any redemptions and accordingly $2,796 and $2,203, has been expensed as debt issuance costs (included in interest expense) for the years ended December 31, 2012 and 2013, respectively.

The Company determined that the conversion feature of the 2012 Notes represents an embedded derivative since the Note is convertible into a variable number of shares upon conversion. Accordingly, the 2012 Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note up to the face amount of the note and any excess recorded as expense. Such discount will be amortized from the date of issuance to the maturity dates of the Note. The change in the fair value of the liability for derivative contracts will be recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet.

The beneficial conversion feature included in the April 2012 Note resulted in an initial debt discount of $32,500 and an initial loss on the valuation of derivative liabilities of $2,658 for a derivative liability initial balance of $35,158.

The beneficial conversion feature included in the November 2012 Note resulted in an initial debt discount of $23,500 and an initial loss on the valuation of derivative liabilities of $1,826 for a derivative liability initial balance of $25,326.

As of December 31, 2012, the Company revalued the embedded conversion feature of the November 2012 Note. For the period from November 28, 2012 through December 31, 2012, the Company increased the derivative liability of $25,326 by $55 resulting in a derivative liability balance of $25,381. During the quarter ended June 30, 2013, the Company issued 121,027 shares of common stock in satisfaction of the convertible note and $940 of accrued and unpaid interest. The shares were issued at approximately $0.20 per share. During the quarter ended June 30, 2013, the Company issued 121,027 shares of common stock in satisfaction of the convertible note and $940 of accrued and unpaid interest. The shares were issued at approximately $0.20 per share. The fair value of derivative liability on the date of conversion totaling $25,381 was reclassed to additional paid in capital.

On January 2, 2013, February 11, 2013, April 10, 2013, July 29, 2013 and October 16, 2013, the Company entered convertible note agreements (the 2013 Notes) with Asher for $37,500, $27,500, $27,500, $65,000 and $70,000, respectively. We received net proceeds of $214,000 from the 2013 Notes after debt issuance costs of $13,500 paid for lender legal fees. These debt issuance costs will be amortized over the earlier of the terms of the Note or any redemptions and accordingly $8,989 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2013. The beneficial conversion feature included in the 2013 Notes resulted in an initial debt discount of $227,500 and an initial loss on the valuation of derivative liabilities of $35,029 for a derivative liability initial balance of $262,529.

The fair value of the embedded conversion features of the 2013 Notes was calculated at each issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Expected Volatility Percentage	Risk free Interest Rate
1/3/13	$40,476	9 months	$0.009	$0.0179	158%	0.12%
2/11/13	29,761	9 months	$0.0439	$0.0884	172%	0.11%
4/18/13	39,473	9 months	$0.0311	$0.045	171%	0.15%
7/29/13	73,078	9 months	$0.0222	$0.0428	151%	0.11%
10/16/13	79,741	9 months	$0.1647	$0.315	114%	0.15%

During the year ended December 31, 2013, the Company issued 489,484 shares of common stock in satisfaction of $92,500 of the 2013 Notes and $3,700 of accrued and unpaid interest. The shares were issued at approximately $0.1965 per share. The fair value of the derivative liabilities on the dates of conversion totaling $120,482 was reclassified to paid-in-capital.

As of December 31, 2013 the Company revalued the embedded conversion feature of the remaining 2013 Notes. From their dates of issuance, the Company increased the derivative liability of the remaining 2013 Notes by $53,101 resulting in a derivative liability as of December 31, 2013 of $205,920. The fair value of the 2013 Notes was calculated at December 31, 2013 utilizing the following assumptions:

Note Issuance Date	Fair Value	Term	Assumed Conversion Price	Expected Volatility Percentage	Risk free Interest Rate
7/29/13	99,147	3 months	0.0202	127%	0.07%
10/16/13	106,773	6 months	0.0202	127%	0.10%

The inputs used to estimate the fair value of the derivative liabilities are considered to be level 2 inputs within the fair value hierarchy.

On May 20, 2013 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC ("Typenex"), for the sale of an 8% convertible note in the principal amount of up to $667,500 (which includes Typenex legal expenses in the amount of $7,500 and a $60,000 original issue discount) (the “Company Note”) for a purchase price of $600,000, consisting of $100,000 paid in cash at closing on May 21, 2013 (the “Initial cash Purchase Price”) and five secured promissory notes, aggregating $500,000 (the “Investor Notes”), bearing interest at the rate of 8% per annum. Three of the Investor Notes aggregating $300,000 were funded in 2013 and the two remaining Investor Notes of $100,000 each were funded in January 2014, and are included in notes receivable in the balance sheet presented herein.

The Note bears interest at the rate of 8% per annum, and is due in four equal monthly installments ( the “Redemption Price”) beginning on the six month anniversary of the initial funding. All interest and principal must be repaid on February 21, 2014. The Note is convertible into common stock, at Typenex’s option, at a price of $0.55 per share. In the event the Company elects to prepay all or any portion of the Note, the Company is required to pay to Typenex an amount in cash equal to 125% multiplied by the sum of all principal, interest and any other amounts owing. Beginning on the date that is six (6) months after the later of (i) the Issuance Date, and (ii) the date the Initial Cash Purchase Price is paid to the Company (the “Initial Installment Date”), and on each applicable Installment Date thereafter, the Company shall pay to the Holder of this Note the applicable Installment Amount due on such date. Payments of the Installment Amount may be made (a) in cash (a “Company Redemption”), (b) by converting such Installment Amount into shares of Common Stock (a “Company Conversion”), or (c) by any combination of a Company Conversion and a Company Redemption so long as the entire amount of such Installment Amount due shall be converted and/or redeemed by the Company on the applicable Installment Date.

At any time prior to the payment of the applicable Redemption Price by the Company, the Holder shall have the option, in lieu of redemption, to cancel the Event of Default Redemption Notice by written notice to the Company (the “Redemption Cancellation Notice”). Upon the Company’s receipt of a Redemption Cancellation Notice, the Outstanding Balance of the Note as of the date of the Redemption Notice shall thereafter be due and payable upon demand, with payment of the Outstanding Balance being due ten (10) Trading Days after written demand therefor from the Holder; (y) the Conversion Price of this Note shall be automatically adjusted with respect to each conversion under this Note effected thereafter by the Holder to the lowest of (A) 75% of the lowest Closing Bid Price of the Common Stock during the period beginning on and including the date on which the applicable Redemption Notice is delivered to the Company and ending on and including the date of the Redemption Cancellation Notice, (B) the Market Price as of the date of the Redemption Cancellation Notice, (C) the then current Market Price, and (D) the then current Conversion Price.

The Company determined that the conversion feature of the Typenex Note represents an embedded derivative since the Note is convertible into a variable number of shares upon conversion. Accordingly, the Typenex Note are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the consolidated balance sheet with since the Typenex Note is now due on demand, the corresponding amount recorded as an expense

During the year ended December 31, 2013, the Company issued 570,000 shares of common stock in satisfaction of $70,000 of the Company Note. The shares were issued at $0.12279 per share. As of December 31, 2013, the outstanding principal balance is $597,500 and accrued and unpaid interest (included in accrued liabilities in the balance sheets herein) is $32,654.

A summary of the derivative liability balance as of December 31, 2012 and 2013 is as follows:

Fair Value	Derivative Liability Balance 1/1/13	Initial Derivative Liability	Redeemed Convertible Notes	Fair value change - year ended 12/31/13	Derivative Liability Balance 12/31/13
Guaranty Note	$13,209	-	$(13,209)	-	-
2012 Note	25,381	-	(25,381)	-	-
2013 Notes	-	$262,529	(95,102)	$38,493	$205,920
Typenex Note	-	280,239	-	-	280,239
Total	$38,590	$542,768*	$(133,692)	$38,493	$486,159

*Comprised of $227,500, the discount on the face value of the convertible note and the initial derivative liability expense of $315,268 which is included in the derivative liability expense of $73,522 on the condensed statement of operations for the year ended December 31, 2013, included herein.

NOTE 7 – RELATED PARTY TRANSACTIONS

Management fees and stock compensation expense

Effective January 1, 2011, the Company agreed to annual compensation of $90,000 for its CEO, which was increased to $150,000 annually, effective January 1, 2013. Effective January 1, 2013, the Company has agreed to annual compensation of $96,000 for the CFO. The Company and the CFO have agreed that $3,000 per month will be paid in cash and $5,000 per month will be paid in restricted shares of common stock. For the years ended December 31, 2013 and 2012, the Company expensed $249,500 and $108,260 included in Administrative and Management Fees in the Consolidated Statements of Operations, included herein. As of December 31, 2013, the Company owed the CEO $35,437 and the CFO $60,000 (the stock based portion of the CFO’s compensation).

In August 2012, the Company issued 250,000 shares of Class B Preferred Stock to the President, valued at $177,667 and recorded the amount as deferred stock compensation to be amortized over one year. Accordingly, as of June 30, 2013, the Company accepted the resignation of Mr. Rodriguez as an Officer and Director of the Company. The Company has cancelled the Preferred Stock and returned the shares to the treasury of the Company for failure to complete the Employment Agreement and a certain contemplated transaction. Therefore, the Company stopped amortizing the deferred compensation during the quarter ended June 30, 2013, and recorded an entry to eliminate the remaining unamortized compensation of $29,611 with the corresponding entry to additional paid in capital.

In June 2013, Mr. Friedman agreed to exchange 3,033,500 shares of common stock in partial consideration for the issuance of 450,000 shares of Class B preferred stock (see note 8). The Company recognized expenses of $133,250 and $192,473 for the years ended December 31, 2013 and 2012 related to amortization of the deferred compensation.

Agreements with prior management

In December 2011 the Company issued a $50,000 convertible promissory note (see Note 6) as part of a guaranty fee due to a Company that is affiliated with a former officer of the Company. Terms of the note included an eight percent per annum interest rate and the note matured on the one year anniversary on December 20, 2012. Additionally, the holder of the Note had the right to convert the note into shares of common stock of the Company at a conversion price equal to eighty percent (80%) of the lowest closing bid price of the common stock within five (5) days of the conversion. On March 31, 2013, the Company and the noteholder elected to convert the remaining balance of the note of $32,000 and accrued and unpaid interest of $6,060 into 369,928 shares of common stock.

Also in December 2011, the Company agreed to pay an additional $50,000 in common stock, which is included in accounts payable and accrued expenses on the December 31, 2013 and 2012 balance sheets.

NOTE 8 – COMMON AND PREFERRED STOCK

Common Stock

On November 12, 2013, the Board of Directors of the Company approved by unanimous written consent a 1-for-10 Reverse Stock Split and to decrease the authorized common stock of the Company to 250,000,000. Pursuant to the Reverse Stock Split, each ten (10) shares of the Company’s Common Stock automatically converted into one share of Common Stock.

On November 12, 2013, the Financial Industry Regulatory Authority approved the company’s 1-for-10 reverse stock split (the “Reverse Stock Split”) on the Company’s common stock outstanding with an effective date of December 11, 2013. All the following share issuances are stated to reflect the reverse stock split.

On March 19, 2013, the Company issued 25,000 shares of restricted common stock, to Empire Relations Holdings, LLC, as consideration under a consulting agreement dated March 7, 2013 for public and financial relations services. The fair value was $15,500 based on the closing stock price of $0.62 per share on the measurement date as the shares are non-refundable and no future performance obligation exists.

On March 31, 2013, the Company agreed to issue 369,928 shares of common stock upon the conversion of the remaining balance of $32,000 of the guaranty note and accrued and unpaid interest of $6,060 (see notes 6 and 7).

Previously the Company appointed Mr. James Canton to be an advisor to the Company’s Board of Directors. In April 2013, the Company agreed to issue to Mr. Canton 200,000 shares of common stock, a warrant to purchase 300,000 shares of common stock at an exercise price of $0.50 per share with an expiration date on the third year anniversary of the grant, and 25,000 shares of common stock to be issued at the end of each calendar quarter beginning on June 30, 2013 and ending on the earlier of March 31, 2015 (the term of Canton’s advisor role) or the date Canton is no longer serving as an advisor to the board of directors. The Company valued the warrant at $124,200 based on the Black Scholes formula. The Company included $102,500 in stock based compensation expense for the year ended December 31, 2013 for the 275,000 shares of common stock issued as of December 31, 2013, based upon the market price of the common stock on the grant dates.

On March 26, 2012, the Company issued 454,546 shares of common stock in satisfaction of $10,000 of the September 2011 Note. The shares were issued at approximately $0.022 per share.

On April 23, 2012, the Company issued 500,000 shares of common stock in satisfaction of $10,000 of the September 2011 Note. The shares were issued at $0.02 per share.

On May 3, 2012, the Company issued 375,000 shares of common stock in satisfaction of $5,000 of the September 2011 Note and $1,000 of accrued and unpaid interest. The shares were issued at $0.016 per share. This conversion resulted in the September 2011 Note having been paid in full.

On May 16, 2012, the Company issued 857,143 shares of common stock in satisfaction of $12,000 of the October 2011 Note. The shares were issued at $0.014 per share.

On May 31, 2012, the Company issued 1,400,000 shares of common stock in satisfaction of $13,000 of the October 2011 Note and $1,000 of accrued and unpaid interest. The shares were issued at $0.01 per share. This conversion resulted in the October 2011 Note having been paid in full.

On June 21, 2012, the Company issued 600,000 shares of common stock in satisfaction of $6,000 of the December 2011 Note. The shares were issued at $0.01 per share.

On July 9, 2012, the Company issued 1,125,000 shares of common stock in satisfaction of $9,000 of the December 2011 Note. The shares were issued at $0.008 per share.

On July 11, 2012, the Company issued 1,214,286 shares of common stock in satisfaction of $8,500 of the December 2011 Note. The shares were issued at $0.007 per share.

On July 24, 2012, the Company issued 416,667 shares of common stock in satisfaction of $1,500 of the December 2011 Note and $1,000 of accrued and unpaid interest. The shares were issued at $0.0059 per share. This conversion resulted in the December 2011 Note having been paid in full.

On October 25, 2012, the Company issued 1,071,429 shares of common stock in satisfaction of $15,000 of the December 2011 Note. The shares were issued at $0.007 per share.

On July 24, 2012, the Company issued 416,667 shares of common stock in satisfaction of $1,500 of the December 2011 Note and $1,000 of accrued and unpaid interest. The shares were issued at $0.0059 per share. This conversion resulted in the December 2011 Note having been paid in full.

On April 23, 2013 the Company issued a Convertible Note to an unaffiliated third party in exchange and for the cancellation of a litigation contingency of $46,449, which was acquired by the third party. Also on April 23, 2013, the Company issued 175,000 shares of common stock in satisfaction of the April 23, 2013 Convertible Note. The shares were issued at $0.265 per share, and the Company recorded a beneficial conversion feature expense of $29,561.

On June 4, 2013 and June 11, 2013, the Company issued in the aggregate 121,027 shares of common stock in satisfaction of the November 28, 2012 note of $23,500 and accrued and unpaid interest of $940. The shares were issued at $0.20 per share.

On June 26, 2013, B. Michael Friedman, the Company’s CEO exchanged 3,033,500 shares of common stock for 450,000 shares of Class B Preferred Stock. The Company reduced accrued compensation due Mr. Freidman of $100,022 and recognized stock based compensation expense of $2,821,275.

On July 8, 2013, the Company issued 185,714 shares of common stock in satisfaction of the January 2, 2013 Asher convertible note of $37,500 and accrued and unpaid interest of $1,500. The shares were issued at $0.21 per share.

On August 22, 2013 and August 27, 2013, the Company issued in the aggregate 131,480 shares of common stock in satisfaction of the February 11, 2013 note of $27,500 and accrued and unpaid interest of $1,100. The shares were issued at $0.21 per share.

On October 21, 2013, the Company issued 172,289 shares of common stock in satisfaction of the April 18, 2013 Asher convertible note of $27,500 and accrued and unpaid interest of $1,100. The shares were issued at approximately $0.16 per share.

On November 22, 2013, the Company issued 145,191 shares of common stock to Typenex upon the conversion of $20,000 of their Note. The shares were issued at approximately $0.1377 per share.

On December 11, 2013, the Company issued 424,899 shares of common stock to Typenex upon the conversion of $50,000 of their Note. The shares were issued at approximately $0.1177 per share.

Preferred Stock

On June 20, 2012 the Company cancelled and returned to authorized but unissued one million shares of Preferred A Stock, and authorized 1,000,000 shares of Class B Convertible Preferred Stock (the “Class B Preferred Stock”), par value $0.01. The rights, preferences and restrictions of the Class B Preferred Stock as amended, state; i) each share of the Class B Convertible Preferred Stock shall automatically convert (the “Conversion”) into shares of the Corporation’s common stock at the moment there are sufficient authorized and unissued shares of common stock to allow for the Conversion. The Class B Convertible Preferred Stock will convert in their entirety, simultaneously to equal one half (1/2) the amount of shares of common stock outstanding on a fully diluted basis immediately prior to the Conversion. The Conversion shares will be issued pro rata so that each holder of the Class B Convertible Preferred Stock will receive the appropriate number of shares of common stock equal to their percentage ownership of their Class B Convertible Preferred Stock and ii) all of the outstanding shares of the Class B Preferred Stock in their entirety will have voting rights equal to the amount of shares of common stock outstanding on a fully diluted basis immediately prior to any vote. The shares eligible to vote will be calculated pro rata so that each holder of the Class B Convertible Preferred Stock will be able to vote the appropriate number of shares of common stock equal to their percentage ownership of their Class B Convertible Preferred Stock. The Class B Convertible Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class.

On August 13, 2012 the Board of Directors of the Company authorized the issuance of 800,000 shares of Class B Preferred stock. The shares were issued as follows: B. Michael Friedman, 250,000 shares issued in lieu of accrued and unpaid salary due Mr. Friedman and stock based compensation (see Note 7) for his role as CEO of the Company; Erick Rodriguez, 250,00 shares issued for his role as President of the Company; Philip Johnston, 100,000 shares issued pursuant to legal services to be provided for one year beginning August 12, 2012; Barry Hollander, 50,000 shares issued for his services as CFO (see Note 7) and Capital Strategy Corp., 150,000 shares for consulting services, including merger and acquisition consulting. The shares issued for legal services and consulting were recorded as deferred compensation (originally $355,334) and are being amortized over the term of their respective agreements. Accordingly, the Company has expensed and included $133,250 and $192,473 in stock based compensation for the year ended December 31, 2012 and 2013, respectively.

As of December 31, 2012, the Company had 800,000 shares of Series B Preferred Stock (the “Class B Preferred Stock”), par value $0.01 outstanding. On June 12, 2013, pursuant to Rodriguez’s resignation, non-execution of the employment agreement dated August 10, 2012 and the failure to close a contemplated transaction the Company cancelled the book entry of Rodriguez’s 250,000 shares of Class B Preferred Stock.

Subsequent to the issuance of 450,000 shares of Class B Preferred Stock on June 26, 2013 as above, there are 1,000,000 shares of Class B Preferred Stock outstanding as of December 31, 2013.

Warrants

On April 26, 2013 and in connection with the appointment of Mr. James Canton to the Company’s advisory board, the Company issued a warrant to Mr. Canton to purchase 300,000 shares of common stock. The warrant expires on the three year anniversary and has an exercise price of $0.50 per share. The Company valued the warrant at $124,200 based on the Black Scholes formula and the following assumptions:

Estimated market value of common stock on measurement date: $0.04

Exercise price: $0.05

Risk free interest rate: 11%

Term in years: 3 years

Expected volatility: 223%

Expected dividends: 0.00%

A summary of the activity of the Company’s outstanding warrants at January 1, 2013 and December 31, 2013 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at January 1, 2013	-	-	-
Granted	300,000	$ 0.50	$ 0.414

Outstanding and exercisable at December 31, 2013	300,000	$ 0.50	$ 0.414

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2013 and 2012.

Income tax expense for 2013 and 2012 is as follows:

	2013	2012

Current:
Federal	$-	$-
State	-	-

	-	-

Deferred:
Federal	$(1,507,050)	$(156,968)
State	(160,900)	(16,759)
Change in Valuation allowance	1,667,949	173,726
	$-	$-

The following is a summary of the Company’s deferred tax assets at December 31, 2013 and 2012:

	2013	2012

Deferred Tax Assets:
Net operating losses	$507,051	$257,996
Stock compensation	1,349,317	202,890
Debt discounts and derivatives	91,625	7,104
Net deferred tax assets	1,947,993	467,990

Valuation allowance	(1,947,993)	(467,990)

	$-	$-

A reconciliation between the expected tax expense (benefit) and the effective tax rate for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012

Statutory federal income tax rate	(34.00%)	(34.00%)
State taxes, net of federal income tax	(3.63%)	(3.63%)
Effect of change in valuation allowance	-	-
Non deductible expenses and other	37.63%	37.63%

	0.00%	0.00%

As of December 31, 2013, the Company had a tax net operating loss carry forward of approximately $1,356,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

NOTE 10 – CONTINGENCIES AND COMMITMENTS

Effective on April 1, 2013, the Company entered into a three year agreement to rent approximately 2,500 square feet of office space (the “Office Lease”) in Detroit, Michigan. The monthly rent under this lease was $2,200 per month.

Effective August 28, 2013, the Company and the landlord amended the Office Lease allowing the Company to move to a new location in downtown Detroit. The new lease was for 3,657 square feet for monthly rent of $3,047. In November 2013, the Company was notified that the owner of the building (the Company’s landlord) was delinquent in their obligations to the mortgage holder of the building.

Effective May 15, 2013 through September 15, 2013, the Company leased warehouse space on a month to month basis for the shipping and logistics of the Company’s Chillo drink products for $850 per month. Subsequent to September 15, 2013, the Company compensates the landlord on a per box shipping fee.

Rent expense for the year ended December 31, 2013 and was $34,954 and $20,993, respectively.

The Company is not aware of any legal proceedings against it as of December 31, 2013. No contingencies have been provided in the financial statements.

NOTE 11 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2013 the Company had an accumulated deficit of $9,318,948 and a working capital deficit of $885,945. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANAGEMENT’S PLAN

The Company presently maintains its’ daily operations and capital needs through collections of accounts receivable for product sales. In January 2014 the Company entered into a Secured Promissory Note of $1,660,000 to Tonaquint, Inc. (“Tonaquint”) (the same principals as Typenex) which includes a purchase price of $1,500,000 and transaction costs of $160,000. Upon closing, on January 31, 2014, the Company received $300,000 of the purchase price and Tonaquint issued the Company 6 secured promissory notes, each in the amount of $200,000.

The Company has acquired the master leasing rights to 80 acres of agriculturally zoned land in Pueblo, Colorado (see note 13). Management plans to build the required infrastructure on the land, subdivide the 80 acres into 16 lots, 5 acres each, and lease each lot(s) to fully-licensed and compliant growers and dispensaries within the regulated medicinal and recreational marijuana market of Colorado. Each lot will be able to accommodate 10,000 to 100,000 square foot greenhouses, dependent upon the tenant’s needs.

NOTE 12 – SEGMENT REPORTING

Description of segments

During the year ended December 31, 2013, the Company had operated in two reportable segments: merchant services and wholesale sales. Prior to April 1, 2013, the Company was receiving fees as the agent of record for fees pursuant to the ACS agreement. Beginning in the quarter ended June 30, 2013, the Company began wholesaling products (Chillo drinks). The accounting policies of the segments are the same as those described in the Note 1.  The Company’s reportable segments are strategic business units that offer products.

For the year ended December 31, 2013, segment results are as follows:

	Merchant services	Wholesale	Corporate	Total
Net Revenues	$72,678	$71,114	$-	$143,792
Cost of sales	-	88,816	-	88,816
Operating costs	60,400	27,736	554,234	642,370
Other non-cash items:
Stock-based compensation	-	-	3,255,947	3,255,947
Other expense	-	-	578,321	578,321
Segment income or (loss)	12,278	(45,438)	(4,388,500)	(4,421,662)
Segment assets	-	56,080	399,546	455,626

For the year ended December 31, 2012 the Company operated in one segment, merchant services.

NOTE 13 – SUBSEQUENT EVENTS

In January 2014, due to the uncertainty of the Company’s Office Lease in Detroit, Michigan, the Company decided to relocate its administrative offices to West Palm Beach, Florida. Effective April 1, 2014, the Company has entered into a rent sharing agreement for the use of 1,300 square feet with a company controlled by the Company’s CFO. The Company has agreed to pay $750 per month for the space.

In January 2014 the Company issued in the aggregate 8,467,388 shares of common stock to Typenex upon the conversion of $523,564 of the Company Note and accrued and unpaid interest of $3,716. The shares were issued at approximately $0.06227 per share.

On January 13, 2014, the Company issued 545,454 shares of common stock to Venture Equity upon the conversion of $60,000 of accrued management fees. The shares were issued at $0.11 per share, the market price of the common stock on December 31, 2013.

On January 14, 2014, the Company issued 2,460,968 shares of common stock to Phil Johnston upon the conversion of 100,000 shares of Class B Preferred Stock.

On January 30, 2014, February 3, 2014 and February 5, 2014, the Company issued in the aggregate 369,420 shares of common stock to Asher upon the conversion of $65,000 of the 2013 Notes and accrued and unpaid interest of $2,600. The shares were issued at approximately $0.18299.

In January 2014 the Company received $200,000 from Typenex for the two remaining Investor Notes.

In January 2014 the Company entered into a Secured Promissory Note for $1,660,000 to Tonaquint, Inc. (“Tonaquint”) (the same principals as Typenex) which includes a purchase price of $1,500,000 and transaction costs of $160,000. On January 31, 2014, the Company received $300,000 of the purchase price. Tonaquint also issued to the Company 6 secured promissory notes, each in the amount of $200,000.

In March 2014, the Company issued 843,654 shares of common stock to Typenex upon the conversion of $116,611 of the Company note and accrued and unpaid interest. The shares were issued at approximately $0.1382 per share.

On March 18, 2014, the Company announced it had completed the purchase, sale and lease back of 80 acres zoned for agricultural use in Pueblo County, Colorado. The Company executed a Joint Venture Agreement on March 14, 2014 and completed the purchase of the 80 acre parcel on March 17, 2014. As part of the purchase and Joint Venture Agreement, the Company holds the deed and title to the property within its wholly owned subsidiary, Agritech Venture Holdings Inc., and will maintain the exclusive Master Lessor rights for ninety-nine years. The exclusive agreement will enable the Company to sublease individual parcels of the 80 acre parcel to fully-licensed and compliant growers and dispensaries within the regulated medicinal and recreational market of Colorado. The Company will receive rents and management fees on providing infrastructure, water, electricity, equipment leasing and security services. The Company is presently working on its first agreements for tenants to move into the facility as early as May of 2014.

On March 27, 2014, the Company issued 4,312,420 shares of common stock upon the conversion of 150,000 shares of Class B Preferred Stock.

