Form 10-Q
period 2014-03-31
MEDISWIPE INC.
filed 2014-05-15
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

(561) 249-6511

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

Yes ☐     . No  ☑.

The number of shares outstanding of the Registrant's $0.0001 par value Common Stock as of May 12, 2014, was 63,102,909 shares

INDEX TO FORM 10-Q

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at March 31, 2014 (Unaudited) and December 31, 2013	2
Condensed Consolidated Statement of Operations for the three months ended March 31, 2014 and 2013 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	F5 – F15
Item 2. Management’s Discussion and Analysis	16-18
Item 3. Quantitative and Qualitative Disclosures about Market Risks	18
Item 4. Controls and Procedures	18-19
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Signatures	22

MEDISWIPE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$422,082	$108,766
Accounts receivable, net	17,283	14,747
Inventory	27,523	41,333
Notes receivable	1,200,000	200,000
Deferred financing costs	22,556	18,896
Due from related party	82,894	67,186
Prepaid assets and other	10,500	-
Total current assets	1,782,838	450,928
Licensing rights	15,000	15,000
Other	1,525	825
Property and equipment, net of accumulated depreciation of $390 (2014) and $187 (2013)	129,991	3,873
	$1,929,354	$470,626

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$107,615	$207,313
Deferred compensation	49,237	32,437
Note payable, short term	18,719	-
Convertible debt, net of discounts of $27,482 (2014) and $81,537 (2013)	42,518	53,463
Convertible note payable, net of discounts of $166,222 (2014) and $40,000 (2013)	1,493,778	557,500
Derivative liabilities	76,426	486,160
Total current liabilities	1,788,293	1,336,873

Note payable, long term	67,031	-

Total liabilities	1,855,324	1,336,873

Commitments and Contingencies

Stockholders' Equity (Deficit):
Series B convertible preferred stock, $0.0001 par value; 1,000,000 shares authorized, 750,000 (2014) and 1,000,000 (2013) shares issued and outstanding	75	100
Common stock, $.0001 par value; 500,000,000 shares authorized; 62,711,497 (2014) shares
and 45,655,245 (2013) shares issued and outstanding	6,272	4,566
Additional paid-in capital	9,622,232	8,448,035
Accumulated deficit	(9,554,549)	(9,318,948)

Total stockholders' equity (deficit)	74,030	(866,247)

Total liabilities and stockholders' equity	$1,929,354	$470,626

See notes to condensed consolidated financial statements.

2

MEDISWIPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Fee revenue, net	$-	$49,818
Product revenue	19,520	-
Total revenue	19,520	49,818
Cost of revenue	21,159	-
Gross profit (loss)	(1,639)	49,818

Operating Expenses:
Administrative and management fees (including $44,417 (2013)
stock based compensation)	71,431	109,917
Professional and consulting fees (including $59,917 (2013)
stock based compensation)	47,950	88,919
Commissions and license fees	8,072	31,200
Rent and other occupancy costs	1,929	3,752
Advertising and promotion	1,000	3,644
Other general and administrative expenses	33,212	26,051

Total operating expenses	163,594	263,483

Operating loss	(165,233)	(213,665)

Other Income (Expense):
Interest income	10,740	-
Interest expense	(111,455)	(29,930)
Derivative liability (expense) income	30,347	(5,093)
Total other expense, net	(70,368)	(35,023)

Net loss	$(235,601)	$(248,688)

Basic and diluted loss attributable to Mediswipe, Inc.
common stockholders, per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	56,814,256	37,499,400

See notes to condensed consolidated financial statements.

3

MEDISWIPE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(235,601)	$(248,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for consulting services	25,000	15,500
Amortization of deferred stock compensation	-	88,834
Amortization of deferred financing costs	14,340	2,120
Depreciation	203	-
Amortization of discounts on convertible notes	77,833	25,324
Change in fair values of derivative liabilities	(30,347)	(144)
Initial derivative liability expense on convertible notes	-	5,237
Changes in operating assets and liabilities:
Decrease (increase) in :
Accounts receivable	(2,536)	(3,583)
Inventory	13,810	-
Prepaid assets and other	(11,200)	(2,200)
Increase (decrease) in :
Accounts payable and accrued expenses	(50,706)	34,339
Deferred compensation	76,800	31,242
Net cash used in operating activities	(122,405)	(52,019)

Cash flows from investing activities:
Land acquisition costs	(40,571)	-
Advances from related party	(15,708)	-
Net cash used in investing activities	(56,279)	-

Cash flows from financing activities:
Payments received on notes receivable	200,000	-
Proceeds from issuance of convertible debt	300,000	-
Proceeds from issuance of convertible debt	-	65,000
Payment of deferred financing costs	(8,000)	(5,000)
Net cash provided by financing activities	492,000	60,000

Net increase in cash and cash equivalents	313,316	7,981
Cash and cash equivalents, beginning	108,766	1,892

Cash and cash equivalents, ending	$422,082	$9,873

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities:
Conversion of notes payable and interest into common stock	$711,491	$38,060

Conversion of deferred compensation into common stock	$60,000	$-

Issuance of note payable for land acquisition	$85,750	$-

See notes to condensed consolidated financial statements.

4

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

On April 30, 2013, the Company entered into a one year Distribution Agreement with Chill Drinks, LLC (“Chill Drinks”). Chill Drinks has the rights to an energy drink called Chillo Energy Drink (“Chillo”) and a hemp ice tea drink called C+ Swiss Ice Tea (“C+Swiss”). Chillo and C+Swiss are referred to as the “Chill Drink Products”. Pursuant to the Distribution Agreement the Company has the exclusive distribution and placement rights of the Chill Drink Products to medical marijuana dispensaries. The Company has not renewed the Distribution Agreement, however the Company plans on entering the infused beverage market with its own product.

In 2013, the Company introduced a technology platform that enables consumers to securely file, store and conveniently retrieve important original and authentic personal health documents via the Internet. The platform allows on-demand access to valuable documents at home and during travel. Authentic images of documents such as; a passport, prescriptions and insurance policies are always accessible. The service is an economical solution with an easy-to-use web-based application that has the potential to appeal to a market base of at least 75 million U.S. consumers.

MediSwipe’s platform is compatible with virtually all operating systems, web browsers, and file formats. Users can quickly upload or even e-fax their documents into their secure “vault”, and then organize, manage, review and send document copies wherever needed, anytime via the Internet.

The MediSwipe platform provides the highest level of privacy and security and does not rely on the accuracy of user-entered data. Images of actual documents, uploaded to the patient personal registry, form the basis for this solution. Critical personal items are safe and timeless in a secure, encrypted environment where privacy and security are paramount. Patients can then load all of the data onto their own digital patient identification card to be used throughout the MediSwipe platform.

On June 26, 2013, the Company formed two new wholly owned Florida subsidiaries American Hemp Trading Company and Agritech Innovations, Inc. (“AGTI”). On September 3, 2013, AGTI changed its name to Agritech Venture Holdings, Inc. (“AVHI”).

On November 12, 2013, the Financial Industry Regulatory Authority approved the company’s 1-for-10 reverse stock split (the “Reverse Stock Split”) on the Company’s common stock outstanding with an effective date of December 11, 2013. Pursuant to the Reverse Stock Split, all share amounts in these consolidated financial statements have been adjusted to reflect the Reverse Stock Split.

On March 18, 2014, the Company announced it had completed the purchase of 80 acres zoned for agricultural use in Pueblo County, Colorado. The Company plans to lease individual parcels of the 80 acre parcel to fully-licensed and compliant growers and dispensaries within the regulated medicinal and recreational market of Colorado. The Company will receive rents and management fees for providing infrastructure, water, electricity, equipment leasing and security services. The Company is presently working on its first agreements for tenants to move into the facility as early as May of 2014.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 1, 2014. Interim results of operations for the three months ended March 31, 2014 are not necessarily indicative of future results for the full year. Certain amounts from the 2013 period have been reclassified to conform to the presentation used in the current period.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, and except for land, depreciation is provided by use of accelerated and straight-line methods over the estimated useful lives of the assets. The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. The estimated useful lives of property and equipment are as follows:

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

The Company's financial instruments consist primarily of cash, accounts receivable, notes receivable, accounts payable and accrued expenses, note payable and convertible debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. There were 300,000 outstanding warrants as of March 31, 2014. As of March 31, 2014, the Company’s outstanding convertible debt is convertible into 6,216,874 shares of common stock and 750,000 shares of Class B convertible preferred stock is convertible into 47,033,623 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

For the three months ended March 31, 2014 and 2013, the Company recorded stock and warrant based compensation of $25,000 and $104,334, respectively (See Notes 7 and 8).

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

NOTE 5 – SALES CONCENTRATION AND CONCENTRATION OF CREDIT RISK

CASH

Financial   instruments   that   potentially   subject   the   Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. As of March 31, 2014, the Company’s cash balance exceeded the insured amount by $172,082. The company maintains its’ cash at a large financial institution and has not experienced any losses in such accounts.

SALES

For the three months ended March 31, 2014 three (3) customers each accounted for more than 10% of our business, as follows:

Customer	Sales % Three Months Ended March 31, 2014	Sales % Three Months Ended March 31, 2013	Accounts Receivable Balance as of March 31, 2014
A	42%	-	$603
B	20%	-	$4,346
C	18%	-	$-

For the three months ended March 31, 2013, none of our customers accounted for more than 10% of our business; however we relied on a few processors to provide to us, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. 100% of our revenues were from our agreement with ACS.

In April 2013, ACS and the Company terminated their agreements and accordingly, the Company no longer receives fees related to the ACS agreement.

PURCHASES

For the three months ended March 31, 2014, 100% of the Company’s purchases were from one vendor related to the purchase of our tobacco product line. There was no balance due this vendor as of March 31, 2014.

NOTE 6 – CONVERTIBLE DEBT AND NOTE PAYABLE SHORT TERM

Convertible Debt

On January 2, 2013, February 11, 2013, April 10, 2013, July 29, 2013 and October 16, 2013, the Company entered convertible note agreements (the “2013 Notes”) with Asher Enterprises, Inc. (“Asher”) for $37,500, $27,500, $27,500, $65,000 and $70,000, respectively. We received net proceeds of $214,000 from the 2013 Notes after debt issuance costs of $13,500 paid for lender legal fees. These debt issuance costs will be amortized over the earlier of the terms of the Note or any redemptions and accordingly $3,333 has been expensed as debt issuance costs (included in interest expense) for the three months ended March 31, 2014.

Among other terms the 2013 Notes are due nine months from their issuance date, bear interest at 8% per annum, payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. Upon the occurrence of an event of default, as defined in the 2013 Notes, the Company is required to pay interest at 22% per annum and the holders may at their option declare a Note, together with accrued and unpaid interest, to be immediately due and payable. In addition, the 2013 Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.

The Company determined that the conversion feature of the 2013 Notes represents an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the 2013 Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount will be amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts will be recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the 2013 Notes resulted in an initial debt discount of $227,500 and an initial loss on the valuation of derivative liabilities of $35,029 for a derivative liability initial balance of $262,529.

During the three months ended March 31, 2014, the Company issued 369,420 shares of common stock in satisfaction of $65,000 of the 2013 Notes and $2,600 of accrued and unpaid interest. The shares were issued at approximately $0.18299 per share. The fair value of the derivative liability on the dates of conversion totaling $99,147 was reclassified to paid-in-capital. As of March 31, 2014, $70,000 of principal and accrued interest of $2,567 remains outstanding of the 2013 Notes, and is carried at $42,518, net of a remaining note discount of $27,482, which will be expensed in April 2014, as the Company issued 390,995 shares of common stock in satisfaction of $70,000 of the 2013 Notes.

As of March 31, 2014 the Company revalued the embedded conversion feature of the remaining 2013 Notes. From January 1, 2014, the Company decreased the derivative liability of the remaining 2013 Notes by $30,347 resulting in a derivative liability of $76,426. The fair value of the 2013 Notes was calculated at March 31, 2014 utilizing the following assumptions:

Note Issuance Date	Fair Value	Term	Assumed Conversion Price	Expected Volatility Percentage	Risk free Interest Rate
10/16/13	76,426	1 month	0.0202	127%	0.10%

The inputs used to estimate the fair value of the derivative liabilities are considered to be level 2 inputs within the fair value hierarchy.

On May 20, 2013, the Company entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC ("Typenex"), for the sale of an 8% convertible note in the principal amount of up to $667,500 (which includes Typenex legal expenses in the amount of $7,500 and a $60,000 original issue discount) (the “2013 Company Note”) for a purchase price of $600,000, consisting of $100,000 paid in cash at closing on May 21, 2013 (the “Initial Cash Purchase Price”) and five secured promissory notes, aggregating $500,000 (the “Investor Notes”), bearing interest at the rate of 8% per annum. Three of the Investor Notes aggregating $300,000 were funded in 2013 and the two remaining Investor Notes of $100,000 each were funded in January 2014.

The 2013 Company Note bears interest at the rate of 8% per annum, and was due in four equal monthly installments (the “Redemption Price”) beginning on the six month anniversary of the initial funding. All interest and principal was to be repaid on February 21, 2014. The 2013 Company Note was convertible into common stock, at Typenex’s option, at a price of $0.055 per share. In the event the Company elected to prepay all or any portion of the 2013 Company Note, the Company was required to pay to Typenex an amount in cash equal to 125% multiplied by the sum of all principal, interest and any other amounts owing. Beginning on the date that is six (6) months after the later of (i) the Issuance Date, and (ii) the date the Initial Cash Purchase Price is paid to the Company (the “Initial Installment Date”), and on each applicable Installment Date thereafter, the Company was to pay the Holder of this Note the applicable Installment Amount due on such date. Payments of the Installment Amount may be made (a) in cash (a “Company Redemption”), (b) by converting such Installment Amount into shares of Common Stock (a “Company Conversion”), or (c) by any combination of a Company Conversion and a Company Redemption so long as the entire amount of such Installment Amount due shall be converted and/or redeemed by the Company on the applicable Installment Date.

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

The Company determined that the conversion feature of the 2013 Company Note represents an embedded derivative since the Note is convertible into a variable number of shares upon conversion. Accordingly, the 2013 Company Note is not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the consolidated balance sheet with since the corresponding amount recorded as an expense

During the year ended December 31, 2013, the Company issued 570,090 shares of common stock in satisfaction of $70,000 of the 2013 Company Note. As of December 31, 2103, the outstanding principal balance of the 2013 Company Note was $597,500.

During the three months ended March 31, 2014, the Company issued 9,311,042 shares of common stock in satisfaction of $597,500 of the 2013 Company Note and $46,391 of accrued and unpaid interest. The shares were issued at $0.06915 per share.

A summary of the derivative liability balance as of December 31, 2013 and March 31, 2014 is as follows:

Fair Value	Derivative Liability Balance 12/31/13	Initial Derivative Liability	Notes Converted	Fair value change – three months ended 3/31/14	Derivative Liability Balance 3/31/14
2013 Notes	$205,920	-	(99,147)	$(30,347)	$76,426
2013 Company Note	$280,239	-	(280,239)	-	-
Total	$486,159	-	$(379,386)	$(30,347)	$76,426

In January 2014, the Company entered into a Secured Promissory Note for $1,660,000 (the “2014 Company Note”) to Tonaquint, Inc. (“Tonaquint”) (the same principals as Typenex) which includes a purchase price of $1,500,000 and transaction costs of $160,000. On January 31, 2014, the Company received $300,000 of the purchase price. Tonaquint also issued to the Company 6 secured promissory notes, each in the amount of $200,000 (the 2014 “Investor Notes”). The 2014 Investor Notes may be prepaid, without penalty, all or portion of the outstanding balance along with accrued but unpaid interest at any time prior to maturity. The Company has no obligation to pay Tonaquint any amounts on the unfunded portion of the 2014 Company Note. The 2014 Company Note bears interest at 8% per annum (increases to 22% per annum upon an event of default) and is convertible into shares of the Company’s common stock at Tonaquint’s option at a price of $0.55 per share, exercisable in seven tranches, consisting of a first tranche of $340,000 of principal and any interest, fees costs or charges, and six additional tranches of $220,000 each, plus any interest, costs, fees or charges.

Beginning on the date that is six (6) months after the later of (i) the Issuance Date, and (ii) the date the Initial Cash Purchase Price is paid to the Company (the “Initial Installment Date”), and on each applicable Installment Date thereafter, the Company is to pay the Holder, the applicable Installment Amount due on such date. Ten Installment Amounts of $166,000 plus the sum of any accrued and unpaid interest, fees, costs or charges may be made (a) in cash (a “Company Redemption”), (b) by converting such Installment Amount into shares of Common Stock (a “Company Conversion”), or (c) by any combination of a Company Conversion and a Company Redemption so long as the entire amount of such Installment Amount due shall be converted and/or redeemed by the Company on the applicable Installment Date. The 2014 Company Note matures fifteen months after the Issuance Date.

As of March 31, 2014, $1,660,000 of principal and accrued interest of $4,458 remains outstanding of the 2014 Company Notes, and is carried at $1,493,778, net of a remaining note discount of $166,222, and $1,200,000 of the 2014 Investor Notes are included in Notes receivable on the condensed consolidated financial statements included herein.

Note Payable Short Term

On March 18, 2014, in conjunction with the land purchase of 80 acres in Pueblo County, Colorado, the Company paid $36,000 cash and entered into a promissory note in the amount of $85,750. The promissory note is being amortized on the basis of five (5) years, payable at $18,719 per year, including principal and interest at 3.5% per annum. Payments begin December 1, 2014, and shall be due on the first day of each succeeding December, with any balance of principal and accrued interest due December 1, 2020.

Date	Amount
December 1, 2014	$18,719
December 1, 2015	18,719
December 1, 2016	18,719
December 1, 2017	18,719
December 1, 2018	18,719
$93,595

NOTE 7 – RELATED PARTY TRANSACTIONS

Management fees and stock compensation expense

Effective January 1, 2013, the Company has agreed to annual compensation of $150,000 for its CEO and $96,000 for the CFO. The Company and the CFO have agreed that $3,000 per month will be paid in cash and $5,000 per month will be paid in restricted shares of common stock. For the three months ended March 31, 2014 and 2013, the Company expensed $61,500 and $105,917, respectively, included in Administrative and Management Fees in the Unaudited Condensed Consolidated Statements of Operations, included herein. As of March 31, 2014, the Company owed the CEO $49,237 and the CFO $18,000.

On January 13, 2014, the Company issued 545,454 shares of common stock to Venture Equity upon the conversion of $60,000 of accrued management fees. The shares were issued at $0.11 per share, the market price of the common stock on December 31, 2013.

In June 2013, Mr. Friedman agreed to exchange 3,033,500 shares of common stock in partial consideration for the issuance of 450,000 shares of Class B preferred stock (see note 8). The Company recognized expenses of $0 and $88,834 for the three months ended March 31, 2014 and 2013, respectively, from the amortization of deferred equity compensation related to the Class B Preferred Stock.

Amounts due FROM 800 COMMERCE, Inc.

800 Commerce, Inc. owed Mediswipe $82,894 and $73,894 as of March 31, 2014 and December 31, 2013, respectively, as a result of advances received from or payments made by Mediswipe on behalf of 800 Commerce. These advances are non-interest bearing and are due on demand and are included in Due from Related Party on the balance sheet herein.

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

Previously the Company appointed Mr. Jayme Canton to be an advisor to the Company’s Board of Directors. In April 2013, the Company agreed to issue to Mr. Canton 200,000 shares of common stock, a warrant to purchase 300,000 shares of common stock at an exercise price of $0.50 per share with an expiration date on the third year anniversary of the grant, and $25,000 to be paid in shares of common stock to be issued at the end of each calendar quarter beginning on June 30, 2013 and ending on the earlier of March 31, 2015 (the term of Canton’s advisor role) or the date Canton is no longer serving as an advisor to the board of directors. On March 31, 2014, the Company issued 56,948 shares of common stock, valued at $25,000 based on the market price of the common stock of $0.439 on March 31, 2014. The Company included $25,000 in stock based compensation expense for the three months ended March 31 2014.

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

On January 14, 2014, the Company issued 2,460,968 shares of common stock upon the conversion of 100,000 shares of Class B Preferred Stock.

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

On March 17, 2014, the Company issued 4,312,420 shares of common stock upon the conversion of 150,000 shares of Class B Preferred Stock.

On March 31, 2014, the Company issued 56,948 shares of common stock to Jayme Canton upon the conversion of $25,000 of accrued stock compensation.

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

On August 13, 2012 the Board of Directors of the Company authorized the issuance of 800,000 shares of Class B Preferred stock. The shares were issued as follows: B. Michael Friedman, 250,000 shares issued in lieu of accrued and unpaid salary due Mr. Friedman and stock based compensation (see Note 7) for his role as CEO of the Company; Erick Rodriguez, 250,00 shares issued for his role as President of the Company; Philip Johnston, 100,000 shares issued pursuant to legal services to be provided for one year beginning August 12, 2012; Barry Hollander, 50,000 shares issued for his services as CFO (see Note 7) and Capital Strategy Corp., 150,000 shares for consulting services, including merger and acquisition consulting. The shares issued for legal services and consulting were recorded as deferred compensation (originally $355,334) and are being amortized over the term of their respective agreements. Accordingly, the Company has expensed and included $88,834 and $0, for the three months ended March 31, 2013 and 2014, respectively, as the deferred compensation was fully amortized expensed during the year ended December 31, 2013.

As of March 31, 2014 and December 31, 2013, the Company had 1,000,000 and 750,000 shares of Series B Preferred Stock (the “Class B Preferred Stock”), par value $0.01 outstanding, respectively.

Warrants

On April 26, 2013 and in connection with the appointment of Mr. Jayme Canton to the Company’s advisory board, the Company issued a warrant to Mr. Canton to purchase 300,000 shares of common stock. The warrant has an exercise price of $0.50 per share, remains outstanding and expires April 26, 2016.

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at March 31, 2014 and 2013.

As of March 31, 2014, the Company had a tax net operating loss carry forward of approximately $1,356,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

NOTE 10 – CONTINGENCIES AND COMMITMENTS

Effective on April 1, 2013, the Company entered into a three year agreement to rent approximately 2,500 square feet of office space (the “Office Lease”) in Detroit, Michigan. The monthly rent under this lease was $2,200 per month.

Effective August 28, 2013, the Company and the landlord amended the Office Lease allowing the Company to move to a new location in downtown Detroit. The new lease was for 3,657 square feet for monthly rent of $3,047. In November 2013, the Company was notified that the owner of the building (the Company’s landlord) was delinquent in their obligations to the mortgage holder of the building. In January 2014, due to the uncertainty of the Company’s Office Lease in Detroit, Michigan, the Company decided to relocate its administrative offices to West Palm Beach, Florida. Effective April 1, 2014, the Company has entered into a rent sharing agreement for the use of 1,300 square feet with a company controlled by the Company’s CFO. The Company has agreed to pay $1,350 per month for the space.

Effective May 15, 2013 through September 15, 2013, the Company leased warehouse space on a month to month basis for the shipping and logistics of the Company’s Chillo drink products for $250 per month. Subsequent to September 15, 2013, the Company compensates the landlord on a per pallet fee.

Rent expense for the three months ended March 31, 2014 and March 31, 2013 was $1,929 and $3,752, respectively.

The Company is not aware of any legal proceedings against it as of March 31, 2014. No contingencies have been provided in the financial statements.

NOTE 11 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2014 the Company had an accumulated deficit of $9,554,549 and working capital of $72,306. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 12 – SEGMENT REPORTING

Description of segments

During the three months ended March 31, 2014, the Company had operated in one reportable segment, wholesale sales. Beginning in the quarter ended June 30, 2013, the Company began wholesaling products (Chillo drinks). The accounting policies of the segments are the same as those described in the Note 1.  The Company’s reportable segments are strategic business units that offer products.

For the three months ended March 31, 2013, the Company operated in one segment, merchant services.

NOTE 13 – SUBSEQUENT EVENTS

On April 17, 2014, the Company issued 188,088 shares of common stock in satisfaction of $36,000 of the October 2013 Asher Note. The shares were issued at approximately $0.19 per share.

On April 20, 2014, the Company issued 202,867 shares of common stock in satisfaction of $34,000 of the October 2013 Asher convertible note and accrued and unpaid interest of $2,800. The shares were issued at approximately $0.18 per share.

In April 2014, the Company entered into a multi-year sublease agreement for the use of up to 7,500 square feet with a Colorado based oncology clinical trial and drug testing company and facility presently doing cancer research and testing for established pharmaceutical companies seeking FDA approval for new drugs. The Company has agreed to pay $2,000 per month for the space, and it will be utilized to market, sell and distribute products to Colorado dispensaries, including managing the banking and credit card services described below.

On April 28, 2014, the Company announced it executed and closed a lease agreement for 20 acres of an agricultural farming facility located in South Florida following the approval of the so-called “Charlotte’s Web” legislation, aimed at decriminalizing low grade marijuana specifically for the use of treating epilepsy and cancer patients.  The agreement includes a 10 year lease on the producing nursery farm with unlimited water sources and electricity, including infrastructure already in place, with the first year obligation paid in full. Pursuant to the lease agreement, through November 1, 2014, the Company has an option to purchase the land for $1,100,000 and maintains a first right of refusal to purchase the property for three years.

On April 30, 2014, the Company received final approval through its exclusive merchant processing partnership and associated banking network to offer banking and card services to medical dispensaries nationally. All licensed medical dispensaries in regulated jurisdictions are now eligible to utilize card services as an alternative to "cash only" transactions through partnering with the Company’s processing division.  Medicinal and recreational businesses in licensed jurisdictions who take advantage of the Company’s card program are also eligible to receive a corporate bank account.  The Company has submitted approximately 400 medical dispensaries based in Colorado under the exclusive agent relationship to its banking arm for immediate consideration and to begin the application process this month. The Company expects to begin activating first accounts for card services and banking during the second quarter of 2014.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2013 and 2012, included in our annual report on Form 10-K filed with the SEC on April 1, 2014.

The independent auditors reports on our financial statements for the years ended December 31, 2013 and 2012 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 11 to the condensed consolidated financial statements filed herein.

(a) Liquidity and Capital Resources.

For the three months ended March 31, 2014, net cash used in operating activities was $122,405 compared to $52,019 for the three months ended March 31, 2013. The company had a net loss $235,601 for the three months ended March 31, 2014 compared to a net loss of $248,688 for the three months ended March 31, 2013. The net loss for the three months ended March 31, 2014 was impacted by $25,000 for the 56,948 shares of common stock for services provided to the Company. Additional non-cash expenses for the three months ended March 31, 2014 were the amortization of the initial discounts of $77,833 on the convertible notes and amortization of deferred financing fees of $14,340 also related to the convertible promissory notes. These amounts were offset by the change in the fair value of the derivatives of $30,347.

The net loss for the three months ended March 31, 2013 was impacted by stock compensation expense of $104,334 comprised of the amortization of deferred stock compensation of $88,834 from the previous issuance of Series B preferred stock and $15,500 for the issuance of 25,000 shares for services provided to the Company. Additional non-cash expenses for the three months ended March 31, 2013 were the amortization of the initial discounts of $25,324 on the convertible notes, the initial derivative liability expense, net of the change in the fair value of the derivatives of $5,093 and amortization of deferred financing fees of $2,120 also related to the convertible promissory notes.

During the three months ended March 31, 2014, net cash provided by financing activities was $492,000. This was comprised of proceeds received from the issuance of convertible promissory notes of $300,000 and proceeds of $200,000 related to the Typenex note receivable (see note 6 to the condensed consolidated unaudited financial statements contained herein) and the payment of deferred financing fees of $8,000. During the three months ended March 31, 2013, net cash provided by financing activity was $60,000. This was comprised of issuance of convertible promissory notes of $65,000 and the payment of deferred financing fees of $5,000.

For the three months ended March 30, 2014, cash and cash equivalents increased by $313,316 compared to an increase of $7,981 for the three months ended March 31, 2013. Ending cash and cash equivalents at March 31, 2014 was $422,082 compared to $108,766 at December 31, 2013.

We have cash and cash equivalents on hand to meet our obligations. We presently maintain our daily operations and capital needs through the sale of our products and financings available to us from our lender.

(b) Results of Operations

Results of operations for the three months ended March 31, 2014 vs. March 31, 2013

REVENUES

Revenues during the three months ended March 31, 2014 and 2013 were comprised of the following:

	2014	2013
ACS	$-	$49,818
Chillo products	12,342	-
Tobacco products	7,178
Total	$19,520	$49,818

In April 2013, Alternative Capital Solutions (“ACS”) and the Company terminated their agreements and accordingly, the Company will no longer be receiving fees related to the ACS agreement. During 2013, the Company entered into an exclusive distributorship agreement with Chill Drinks, LLC (See Note 1) for sales of Chill Drink’s products to dispensaries. Sales began in April 2013.

OPERATING EXPENSES

Operating expenses were $163,594 for the three months ended March 31, 2014 compared to $263,483 for the three months ended March 31, 2013. The expenses were comprised of:

	2014	2013
Description
Administration and management fees	$71,431	$65,500
Stock compensation expense, management	-	44,417
Stock compensation expense, other	25,000	59,917
Professional and consulting fees	22,950	29,002
Commissions and license fees	8,072	31,200
Advertising and promotional expenses	1,000	3,644
Rent and occupancy costs	1,929	3,752
General and other administrative	33,212	26,051
Total	$163,594	$263,483

There was no stock compensation expense, management for the three months ended March 31, 2014 compared to $44,417 for the three months ended March 31, 2013, comprised of the amortization of preferred stock issued to our President in August 2012. Stock compensation expense, other for the three months ended March 31, 2014 is comprised of $25,000 to our advisor of the board of directors for the issuance of 56,948 shares of common stock for services provided to the Company. The three month period ended March 31, 2013 included $15,500 related to the issuance of 25,000 shares of common stock issued to a consultant and amortization of $44,417 of preferred stock issued to consultants in August 2012.

Professional and consulting fees for the three months ended March 31, 2014 was comprised of investor relation costs of $2,250 compared to $14,302 for the three months ended March 31, 2013. Professional and consulting fees of $20,700 were incurred for the three months ended March 31, 2014 compared to $14,700 for the three months ended March 31, 2013. Commissions and license fees of $8,072 were also incurred for the three months ended March 31, 2014 compared to $31,200 for the three months ended March 31, 2013 pursuant to the ACS Agreement.

General and other administrative costs for the three months ended March 31, 2014, were $33,212 compared to $26,051 for the three months ended March 31, 2013. Expenses for the three months ended March 31, 2014, include public company filing and transfer agent fees of $3,503, travel and entertainment costs of $17,752 and internet and web based service costs of $2,301 and $9,656 of other general and administrative costs. General and other administrative costs for the three months ended March 31, 2013, included public company filing fees of $8,895, travel and entertainment costs of $5,636, internet and web based service costs of $5,447, certification station set up costs of $2,904 and $3,169 of other general and administrative costs.

OTHER INCOME (EXPENSE)

Other expense for the three months ended March 31, 2014 was $70,368 compared to $35,023 for the three months ended March 31, 2013. Included in the current period is interest expense of $111,455 comprised of $77,833 related to the amortization of the initial discount on convertible promissory notes, $14,340 for the amortization of the deferred financing costs and $19,282 for the interest expense on the face value of the notes. Also included in other expenses for the three months ended March 31, 2014 was a credit to expense of $30,347 for the fair value change on the derivative liability associated with the convertible promissory notes and interest income of $10,740 was recorded related to the Typenex note receivables. Included in the interest expense for the three months ended March 31, 2103 of $29,930 was $25,324 related to the amortization of the initial discount on convertible promissory notes, $2,120 for the amortization of the deferred financing costs and $2,486 for the interest expense on the face value of the notes. Also included in other expenses for the three months ended March 31, 2013 was $5,237 for the initial derivative liability expense for the embedded derivative in newly issued convertible notes and a credit to expense of $144 for the fair value change on the derivative liability associated with the convertible promissory notes.

OFF BALANCE SHEET ARRANGEMENTS

None

Critical Accounting Policies

See Note 2 to the condensed consolidated financial statements included herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2014, our disclosure controls and procedures are not effective.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 31, 2014, the Company issued 56,948 shares of common stock, valued at $25,000 based on the market price of the common stock of $0.439 on March 31, 2014. The Company included $25,000 in stock based compensation expense for the three months ended March 31 2014.

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

On January 14, 2014, the Company issued 2,460,968 shares of common stock upon the conversion of 100,000 shares of Class B Preferred Stock.

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

On March 17, 2014, the Company issued 4,312,420 shares of common stock upon the conversion of 150,000 shares of Class B Preferred Stock.

On March 31, 2014, the Company issued 56,948 shares of common stock to Jayme Canton upon the conversion of $25,000 of accrued stock compensation.

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

Dated: May 15, 2014

MEDISWIPE, INC.

By: /s/ B. Michael Friedman

B. Michael Friedman

Chief Executive Officer and Director

(Principal Executive Officer)

