Form 10-Q
period 2014-06-30
AGRITEK HOLDINGS, INC.
filed 2014-08-14
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number 000-1321002

AGRITEK HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8484256
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

319 Clematis Street, Suite 1008, West Palm Beach, FL 33401
(Address of principal executive offices)

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

Yes  ☐      No  ☑

The number of shares outstanding of the Registrant's $0.0001 par value Common Stock as of August 14, 2014, was 63,728,430 shares

AGRITEK HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$309,802	$108,766
Accounts receivable, net	18,066	14,747
Inventory	56,655	41,333
Notes receivable	1,000,000	200,000
Interest receivable	94,889	—
Deferred financing costs	5,239	18,896
Due from related party	118,594	67,186
Prepaid assets and other	23,075	—
Total current assets	1,626,320	450,928
Licensing rights	—	15,000
Other	5,525	825
Property and equipment, net of accumulated depreciation of $1,037 (2014) and $187 (2013)	142,595	3,873
Investments	50,000	—
Total assets	$1,824,440	$470,626

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued expenses	$269,947	$207,313
Deferred compensation	50,387	32,437
Note payable, current portion	18,719	—
Tenant deposits	10,000	—
Convertible debt, net of discount of $81,537 (2013)	—	53,463
Convertible note payable, net of discounts of $78,571 (2014) and $40,000 (2013)	1,581,429	557,500
Derivative liabilities	—	486,160
Total current liabilities	1,930,482	1,336,873
Note payable, net of current portion	67,031	—
Total liabilities	1,997,513	1,336,873

Commitments and Contingencies

Stockholders' Deficit:
Series B convertible preferred stock, $0.0001 par value; 1,000,000 shares authorized, 750,000 (2014) and 1,000,000 (2013) shares issued and outstanding	75	100
Common stock, $.0001 par value; 250,000,000 shares authorized; 63,102,452 (2014) shares and 45,655,245 (2013) shares issued and outstanding	6,311	4,566
Additional paid-in capital	9,771,419	8,448,035
Accumulated deficit	(9,950,878)	(9,318,948)
Total stockholders' deficit	(173,073)	(866,247)
Total liabilities and stockholders' deficit	$1,824,440	$470,626

See notes to condensed consolidated financial statements.

AGRITEK HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Fee revenue, net	$—	$—	$—	$49,818
Product revenue	4,017	38,267	23,537	38,267
Total revenue	4,017	38,267	23,537	88,085
Cost of revenue	2,020	24,369	20,602	24,369
Gross profit	1,997	13,898	2,935	63,716

Operating Expenses:
Administrative and management fees (including $3,072,264 and $3,116,681 of stock based compensation for the three and six months ended June 30, 2013, respectively)	75,750	3,141,944	147,181	3,251,861
Professional and consulting fees (including stock compensation expense of $25,000 and $50,000 for the three and six months ended June 30, 2014, respectively, and $44,417 and $104,334 for the three and six months ended June 30, 2013, respectively)	66,382	64,286	114,332	153,205
Commissions and license fees	90	—	8,162	31,200
Rent and other occupancy costs	24,466	15,031	27,070	18,783
Advertising and promotion	27,703	5,227	28,703	8,871
Property maintenance costs	9,000	—	9,000	—
Travel and entertainment	20,473	—	38,225	—
Other general and administrative expenses	44,119	21,029	61,481	47,080

Total operating expenses	267,983	3,247,517	434,154	3,511,000

Operating loss	(265,986)	(3,233,619)	(431,219)	(3,447,284)

Other Income (Expense):
Interest income	94,889	—	105,629	—
Interest expense	(225,232)	(92,630)	(336,687)	(122,560)
Derivative liability (expense) income	—	(25,200)	30,347	(30,293)
Total other expense, net	(130,343)	(117,830)	(200,711)	(152,853)

Net loss	$(396,329)	$(3,351,449)	(631,930)	(3,600,137)

Basic and diluted loss per share	$(0.01)	$(0.07)	$(0.01)	$(0.08)

Weighted average number of common shares outstanding Basic and diluted	63,023,932	47,322,066	59,934,522	46,998,301

See notes to condensed consolidated financial statements.

AGRITEK HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(631,930)	$(3,600,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for consulting services	25,000	105,275
Amortization of deferred stock compensation	—	170,265
Preferred stock issued for services	—	2,821,275
Fair value of stock options issued	—	124,200
Amortization of deferred financing costs	31,657	13,916
Depreciation	850	—
Amortization of discounts on convertible notes	192,966	94,448
Write off of licensing costs	15,000	—
Change in fair values of derivative liabilities	(30,347)	13,083
Initial derivative liability expense on convertible notes	—	17,210
Changes in operating assets and liabilities:
Decrease (increase) in :
Accounts receivable	(3,319)	(17,520)
Inventory	(15,322)	(11,184)
Prepaid assets and other	(117,964)	(3,050)
Increase in:
Accounts payable and accrued expenses	114,425	58,572
Deferred compensation	77,950	62,142
Tenant deposits	10,000	—
Net cash used in operating activities	(331,034)	(151,505)

Cash flows from investing activities:
Land acquisition costs	(44,053)	—
Purchase of equipment and furniture	(9,769)	—
Advances to related party	(51,408)	—
Investments	(50,000)	—
Security deposits paid	(4,700)	—
Net cash used in investing activities	(159,930)	—

Cash flows from financing activities:
Payments received on notes receivable issued for convertible debt	200,000	—
Proceeds from issuance of convertible debt	500,000	92,500
Proceeds from issuance of convertible notes	—	200,000
Payment of deferred financing costs	(8,000)	(26,000)
Net cash provided by financing activities	692,000	266,500

Net increase in cash and cash equivalents	201,036	114,995
Cash and cash equivalents, beginning	108,766	1,892
Cash and cash equivalents, ending	$309,802	$116,887

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Conversion of notes payable and interest into common stock	$784,291	$66,216
Conversion of litigation contingency liability into common stock	$—	$46,449
Conversion of deferred compensation into common stock	$60,000	$100,022
Issuance of note payable for land acquisition	$85,750	$—

See notes to condensed consolidated financial statements.
4

AGRITEK HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION

BUSINESS

Agritek Holdings, Inc. (the “Company” or “Agritek”), formerly known as Mediswipe, Inc., and its wholly owned subsidiary, Agritek Venture Holdings, Inc., acquires and leases real estate to licensed marijuana operators, including providing complete turnkey growing space and related facilities to licensed marijuana growers and dispensary owners. Additionally, the Company offers a variety of services and product lines to the medicinal marijuana sector including the distribution of hemp based nutritional products, a line of innovative solutions for electronically processing merchant transactions and recently, the Company began importing and distributing vaporizers and e-cigarettes under the Company's Mont Blunt brand.

The Company does not grow, harvest, distribute or sell marijuana or any substances that violate the laws of the United States of America.

On March 18, 2014, the Company completed the purchase of 80 acres zoned for agricultural use in Pueblo County, Colorado. The Company plans to lease individual parcels of the 80 acre parcel to fully-licensed and compliant growers and dispensaries within the regulated medicinal and recreational market of Colorado. The Company will receive rents and management fees for providing infrastructure, water, electricity, equipment leasing and security services. The Company is presently working on its first agreements for tenants to move into the facility during 2014.

On April 28, 2014, the Company executed and closed a lease agreement for 20 acres of an agricultural farming facility located in South Florida following the approval of the so-called “Charlotte’s Web” legislation, aimed at decriminalizing low grade marijuana specifically for the use of treating epilepsy and cancer patients.  Pursuant to the lease agreement, through November 1, 2014, the Company has an option to purchase the land for $1,100,000 and maintains a first right of refusal to purchase the property for three years.

The Company is continuing its focus to acquire real property through purchase or lease, and subsequently lease the real estate to licensed marijuana and/or dispensary owners (see Subsequent Events).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and include the consolidated accounts of Agritek Holdings, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 1, 2014. Interim results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of future results for the full year. Certain amounts from the 2013 period have been reclassified to conform to the presentation used in the current period.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of June 30, 2014 and December 31, 2013, based on the above criteria, the Company recorded an allowance for doubtful accounts of $26,754 and expense for the year ended December 31, 2013.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of June 30, 2014 there were warrants to purchase 300,000 shares of common stock, the Company’s outstanding convertible debt is convertible into 3,018,182 shares of common stock and 750,000 shares of Class B convertible preferred stock is convertible into 31,551,226 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

For the three and six months ended June 30, 2014, the Company recorded stock and warrant based compensation of $25,000 and $50,000, respectively. For the three and six months ended June 30, 2013, the Company recorded $3,116,681 and $3,221,015, respectively of stock and warrant based compensation (See Notes 7 and 8).

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

ADVERTISING

The Company records advertising costs as incurred. For the three and six months ended June 30, 2014, advertising expense was $27,703 and $28,703, respectively and $5,227 and $8,871 for the three and six months ended June, 30 2013, respectively.

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

NOTE 5 – SALES CONCENTRATION AND CONCENTRATION OF CREDIT RISK

CASH

Financial   instruments   that   potentially   subject   the   Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. As of June 30, 2014, the Company’s cash balance exceeded the insured amount by $59,802. The company maintains its’ cash balance at a large financial institution and has not experienced any losses in such accounts.

SALES

For the three and six months ended June 30, 2013 and 2014, three (3) customers each accounted for more than 10% of our business, respectively, as follows:

	2013		2014
Customer	Sales % Three Months Ended June 30,	Sales % Six Months Ended June 30,	Sales % Three Months Ended June 30,	Sales % Six Months Ended June 30,	Accounts Receivable Balance as of June 30, 2014
A	—	58%	—	—	$—
B	40%	17%	—	—	$—
C	27%	11%	—	—	$—
D	23%	—	—	—	$—
E	—	—	46%	42%	$230
F	—	—	25%	18%	$1,000
G	—	—	19%	—	$450
H	—	—	—	18%	$4,701

PURCHASES

For the three and six months ended June 30, 2014, 100% of the Company’s purchases were from one vendor related to the purchase of our tobacco product line. The balance due this vendor was $4,494 as of June 30, 2014.

For the three and six months ended June 30, 2013, 100% of the Company’s purchases were from one vendor related to the purchase of Chillo and C+Swiss drinks.

NOTE 6 – CONVERTIBLE DEBT AND NOTE PAYABLE

Convertible Debt

On January 2, 2013, February 11, 2013, April 10, 2013, July 29, 2013 and October 16, 2013, the Company entered convertible note agreements (the “2013 Notes”) with Asher Enterprises, Inc. (“Asher”) for $37,500, $27,500, $27,500, $65,000 and $70,000, respectively. We received net proceeds of $214,000 from the 2013 Notes after debt issuance costs of $13,500 paid for lender legal fees. These debt issuance costs have been amortized over the earlier of the terms of the Note or any redemptions and accordingly $1,178 and $4,511 has been expensed as debt issuance costs (included in interest expense) for the three and six months ended June 30, 2014. There are no remaining debt issuance costs to be amortized.

Among other terms the 2013 Notes were due nine months from their issuance date, bearing interest at 8% per annum, payable in cash or shares at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. Upon the occurrence of an event of default, as defined in the 2013 Notes, the Company was required to pay interest at 22% per annum and the holders could at their option declare a Note, together with accrued and unpaid interest, to be immediately due and payable. In addition, the 2013 Notes provided for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.

The Company determined that the conversion feature of the 2013 Notes represented an embedded derivative since the Notes were convertible into a variable number of shares upon conversion. Accordingly, the 2013 Notes were not considered to be conventional debt under EITF 00-19 and the embedded conversion feature being bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments being recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount was being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts will be recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the 2013 Notes resulted in an initial debt discount of $227,500 and an initial loss on the valuation of derivative liabilities of $35,029 for a derivative liability initial balance of $262,529.

During the six months ended June 30, 2014, the Company issued 760,375 shares of common stock in satisfaction of $135,000 of the 2013 Notes and $5,400 of accrued and unpaid interest. The shares were issued at approximately $0.18465 per share. The fair value of the derivative liability on the dates of conversion totaling $175,575 was reclassified to paid-in-capital during the six months ended June 30, 2014. As of June 30, 2014, the 2013 Asher Notes have been fully satisfied.

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

The 2013 Company Note included interest at the rate of 8% per annum, due in four equal monthly installments (the “Redemption Price”) beginning on the six month anniversary of the initial funding. All interest and principal was to be repaid on February 21, 2014. The 2013 Company Note was convertible into common stock, at Typenex’s option, at a price of $0.055 per share. In the event the Company elected to prepay all or any portion of the 2013 Company Note, the Company was required to pay to Typenex an amount in cash equal to 125% multiplied by the sum of all principal, interest and any other amounts owing. Beginning on the date that is six (6) months after the later of (i) the Issuance Date, and (ii) the date the Initial Cash Purchase Price is paid to the Company (the “Initial Installment Date”), and on each applicable Installment Date thereafter, the Company was to pay the Holder of this Note the applicable Installment Amount due on such date. Payments of the Installment Amount may be made (a) in cash (a “Company Redemption”), (b) by converting such Installment Amount into shares of Common Stock (a “Company Conversion”), or (c) by any combination of a Company Conversion and a Company Redemption so long as the entire amount of such Installment Amount due shall be converted and/or redeemed by the Company on the applicable Installment Date.

At any time prior to the payment of the applicable Redemption Price by the Company, the Holder had the option, in lieu of redemption, to cancel the Event of Default Redemption Notice by written notice to the Company (the “Redemption Cancellation Notice”). Upon the Company’s receipt of a Redemption Cancellation Notice, the Outstanding Balance of the Note as of the date of the Redemption Notice shall thereafter be due and payable upon demand, with payment of the Outstanding Balance being due ten (10) Trading Days after written demand therefor from the Holder; (y) the Conversion Price of this Note shall be automatically adjusted with respect to each conversion under this Note effected thereafter by the Holder to the lowest of (A) 75% of the lowest Closing Bid Price of the Common Stock during the period beginning on and including the date on which the applicable Redemption Notice is delivered to the Company and ending on and including the date of the Redemption Cancellation Notice, (B) the Market Price as of the date of the Redemption Cancellation Notice, (C) the then current Market Price, and (D) the then current Conversion Price.

The Company determined that the conversion feature of the 2013 Company Note represents an embedded derivative since the Note is convertible into a variable number of shares upon conversion. Accordingly, the 2013 Company Note is not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the consolidated balance sheet with since the corresponding amount recorded as an expense

During the year ended December 31, 2013, the Company issued 570,090 shares of common stock in satisfaction of $70,000 of the 2013 Company Note. At of December 31, 2013, the outstanding principal balance of the 2013 Company Note was $597,500.

During the six months ended June 30, 2014, the Company issued 9,311,042 shares of common stock in satisfaction of $597,500 of the 2013 Company Note and $46,391 of accrued and unpaid interest. The shares were issued at $0.06915 per share. As of June 30, 2014, the 2013 Company Note was fully satisfied.

A summary of the derivative liability balance as of December 31, 2013 and June 30, 2014 is as follows:

Fair Value	Derivative Liability Balance 12/31/13	Initial Derivative Liability	Notes Converted	Fair value change – six months ended 6/30/14	Derivative Liability Balance 6/30/14
2013 Notes	$205,920	—	$(175,573)	$(30,347)	—
2013 Company Note	$280,240	—	(280,240)	—	—
Total	$486,160	—	$(455,813)	$(30,347)	—

In January 2014, the Company entered into a Secured Promissory Note for $1,660,000 (the “2014 Company Note”) to Tonaquint, Inc. (“Tonaquint”) (the same principals as Typenex) which includes a purchase price of $1,500,000 and transaction costs of $160,000. On January 31, 2014, the Company received $300,000 of the purchase price. Tonaquint also issued to the Company 6 secured promissory notes, each in the amount of $200,000 (the 2014 “Investor Notes”). All or any portion of the outstanding balance The 2014 Investor Notes may be prepaid, without penalty, along with accrued but unpaid interest at any time prior to maturity. The Company has no obligation to pay Tonaquint any amounts on the unfunded portion of the 2014 Company Note. The 2014 Company Note bears interest at 8% per annum (increases to 22% per annum upon an event of default) and is convertible into shares of the Company’s common stock at Tonaquint’s option at a price of $0.55 per share, exercisable in seven tranches, consisting of a first tranche of $340,000 of principal and any interest, fees costs or charges, and six additional tranches of $220,000 each, plus any interest, costs, fees or charges.

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

As of June 30, 2014, $1,660,000 of principal and accrued interest of $97,240 is outstanding on the 2014 Company Note, and is carried at $1,581,429, net of a remaining note discount of $78,571. On June 30, 2014, the Company received an additional $200,000 of the purchase price, and as of June 30, 2014, the balance of the purchase price of $1,000,000 is included in Notes receivable on the condensed consolidated financial statements included herein, as well as $94,889 of interest receivable.

Note Payable

On March 18, 2014, in conjunction with the land purchase of 80 acres in Pueblo County, Colorado, the Company paid $36,000 cash and entered into a promissory note in the amount of $85,750. The promissory note is being amortized on the basis of five (5) years, payable at $18,719 per year, including principal and interest at 3.5% per annum. Payments begin December 1, 2014, and shall be due on the first day of each succeeding December, with any balance of principal and accrued interest due December 1, 2019.

Future principle payments due on the Company’s convertible debt and note payable as of June 30, 2014, are as follows

Twelve months ending June 30,	Amount
2015	$1,678,719
2016	18,719
2017	18,719
2018	18,719
2019	18,719
$1,753,595

NOTE 7 – RELATED PARTY TRANSACTIONS

Management fees and stock compensation expense

Effective January 1, 2013, the Company has agreed to annual compensation of $150,000 for its CEO and $96,000 for the CFO. The Company and the CFO have agreed that $3,000 per month will be paid in cash and $5,000 per month will be paid in restricted shares of common stock. For the three and six months ended June 30, 2014, the Company expensed $61,500 and $123,000, respectively, included in Administrative and Management Fees in the Unaudited Condensed Consolidated Statements of Operations, included herein. As of June 30, 2014, the Company owed the CEO $63,137 and the CFO $33,000.

On January 13, 2014, the Company issued 545,454 shares of common stock to Venture Equity, LLC, (“Venture Equity”) a Florida limited liability Company, controlled by the Company’s CFO, upon the conversion of $60,000 of accrued management fees. The shares were issued at $0.11 per share, the market price of the common stock on December 31, 2013.

In June 2013, Mr. Friedman agreed to exchange 3,033,500 shares of common stock in partial consideration for the issuance of 450,000 shares of Class B preferred stock (see note 8).

Amounts due FROM 800 COMMERCE, Inc.

800 Commerce, Inc. owed Agritek $118,594 and $73,894 as of June 30, 2014 and December 31, 2013, respectively, as a result of advances received from or payments made by Agritek on behalf of 800 Commerce. These advances are non-interest bearing and are due on demand and are included in Due from Related Party on the balance sheet herein.

NOTE 8 – COMMON AND PREFERRED STOCK

Common Stock

Previously the Company appointed Mr. Jayme Canton to be an advisor to the Company’s Board of Directors. In April 2013, the Company agreed to issue to Mr. Canton 200,000 shares of common stock, a warrant to purchase 300,000 shares of common stock at an exercise price of $0.50 per share with an expiration date on the third year anniversary of the grant, and $25,000 to be paid in shares of common stock to be issued at the end of each calendar quarter beginning on June 30, 2013 and ending on the earlier of March 31, 2015 (the term of Canton’s advisor role) or the date Canton is no longer serving as an advisor to the board of directors. During the six months ended June 30, 2014, the Company issued 56,948 shares of common stock, valued at $25,000 based on the market price of the common stock of $0.439 on March 31, 2014. The Company included $25,000 and $50,000 in stock based compensation expense for the three and six months ended June 30 2014. As of June 30, 2014, the Company owed Mr. Canton $25,000, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet herein.

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

As of June 30, 2014 and December 31, 2013, the Company had 750,000 and 1,000,000 shares of Series B Preferred Stock (the “Class B Preferred Stock”), par value $0.01 outstanding, respectively.

Warrants

On April 26, 2013 and in connection with the appointment of Mr. Jayme Canton to the Company’s advisory board, the Company issued a warrant to Mr. Canton to purchase 300,000 shares of common stock. The warrant has an exercise price of $0.50 per share, remains outstanding and expires April 26, 2016.

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at June 30, 2014 and 2013.

As of June 30, 2014, the Company had a tax net operating loss carry forward of approximately $1,356,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

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

In April 2014, the Company entered into a ten year sublease agreement for the use of up to 7,500 square feet with a Colorado based oncology clinical trial and drug testing company and facility presently doing cancer research and testing for established pharmaceutical companies seeking FDA approval for new drugs. The Company has agreed to pay $2,000 per month for the space, and it will be utilized to market, sell and distribute products to Colorado dispensaries, including managing the banking and credit card services described below.

Also in April 2014, the Company entered into a six month lease for an apartment located in Denver, Colorado for the use of Company personnel when traveling to Colorado on behalf of the Company. The Company has agreed to pay $2,700 per month for the apartment

On May 22, 2014, the Company entered into a Social Media Consulting Service Contract with a consultant for the consultant to establish the Company’s presence on social media platforms. The contract is for an initial term of one hundred eighty (180) days beginning on May 28, 2014 and the Company has agreed to compensate the consultant $3,000 monthly for the management of the Company’s social media presence.

On June 5, 2014, the Company entered into a one year Order Fulfillment Agreement for the warehousing and distribution of the Company’s wholesale products. The Company has agreed to pay a minimum of $200 per month for shipping integration and management, in addition to costs associated with warehousing our products.

Rent expense for the three and six months ended June 30, 2014 was $24,466 and $27,070, respectively, compared to $15,031 and $18,783 for the three and six months ended June 30, 2013.

On July 1, 2014, the Company, along with its officers and directors and a company controlled by the Company’s CEO, was named in a Summons and Complaint. On July 18, 2014, the parties settled the complaint and agreed to pay $16,750 and the Summons and Complaint has been dismissed with prejudice. The Company applied the payment to amounts owed related parties.

NOTE 11 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2014 the Company had an accumulated deficit of $9,950,878 and working capital deficit of $304,162. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 12 – SEGMENT REPORTING

Description of segments

During the six months ended June 30, 2014, the Company had operated in one reportable segment, wholesale sales.

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

NOTE 13 – SUBSEQUENT EVENTS

On July 11, 2014, the Company signed a ten year lease agreement for an additional 40 acres in Pueblo, Colorado, now bringing total land holdings in the country's first recreational cannabis state to over 120 acres zoned for its planned agricultural and cultivation facilities located in Pueblo County, Colorado. The lease requires monthly rent payments of $10,000 during the first year and is subject to a 2% annual increase over the life of the lease. The lease also provides rights to 50 acres of certain tenant water rights for $50,000 annually plus cost of approximately $2,400 annually. The water rights ensure the Company’s non-interruption of operations on behalf of new tenants qualified as fully registered and licensed grow and manufacturing operations.

On July 22, 2014, the Company announced the addition of Mr. Neal Bartoletta to its’ advisory board and will compensate Mr. Bartoletta up to 150,000 shares of Company common stock per quarter. Mr. Bartoletta or a Company he controls plan to acquire certain real estate in Clark County, Nevada to build a 40,000 sq. ft. facility dedicated to Nevada’s canna-businesses. Agritek will lease back the property exclusively to such entity or Mr. Bartoletta, upon the entity receiving a state license for its new cultivation and conversion facility.

On July 26, 2014, the Company executed a Real Property Purchase Agreement to acquire approximately 3.5 acres for $224,000, in the Apex Industrial Park Complex, otherwise known as Nevada “Green Zone”. The closing of the property is expected to occur within 90 days and is subject to Mr. Bartoletta’s entity receiving a license from the State of Nevada to cultivate, produce and test medicinal marijuana.

On August 6, 2014, the Company issued 625,978 shares of common stock upon the conversion of $100,000 of the 2014 Company Note. The shares were issued at approximately $0.16 per share.

On August 8, 2014, the Company received a payment of $200,000 on notes receivable issued in exchange for convertible promissory note.

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

(a) Liquidity and Capital Resources.

For the six months ended June 30, 2014, net cash used in operating activities was $331,034 compared to $151,505 for the six months ended June 30, 2013. The company had a net loss $631,930 for the six months ended June 30, 2014 compared to a net loss of $3,600,137 for the six months ended June 30, 2013. The net loss for the six months ended June 30, 2014 was impacted by stock compensation expense of $50,000 to our advisor to the board of directors, the amortization of discounts on convertible notes of $192,966, the amortization of deferred financing fees of $31,657 related to the convertible promissory notes, an increase in accounts payable and accrued expenses of $114,425, an increase in deferred compensation of $77,950, the receipt of tenant deposits of $10,000 and depreciation expense $850. These amounts were offset by the change fair value of the derivatives of $30,347, increases in prepaid expenses of $117,964 and an increase in inventory of $15,322.

The net loss for the six months ended June 30, 2013 was impacted by stock and warrant compensation expense of $3,221,015 comprised of $2,821,275 of preferred stock compensation, the amortization of deferred stock compensation of $170,265 from the previous issuance of Series B preferred stock, $124,200 warrant based compensation for the issuance of a warrant to purchase 300,000 shares of common stock to our advisor to the board of directors, $80,000 for the one time issuance of 200,000 shares of common stock to the same advisor, 25,000 shares of common stock (with an additional 25,000 shares to be issued each quarter the advisor continues his relationship with the Company) valued at $9,775 and $15,500 for the issuance of 25,000 shares for services provided to the Company. Additional non-cash expenses for the six months ended June 30, 2013 were the amortization of the initial discounts of $61,998 on the convertible notes, the initial derivative liability expense and the change in the fair value of the derivatives of $30,293, amortization of deferred financing fees of $13,916 also related to the convertible promissory notes and a beneficial conversion feature related to the conversion of the contingent liability to common stock of $29,561.

During the six months ended June 30, 2014, net cash used in investing activities was $159,930 as a result of land acquisition costs of $44,053, and investments of $50,000 in non-marketable securities, advances to a related party of $51,408, security deposits paid of $4,700 and the purchase of office furniture of $9,769. There was no investing activity for the six months ended June 30, 2013.

During the six months ended June 30, 2014, net cash provided by financing activities was $692,000 compared to $266,500 for the six months ended June 30, 2013. The 2014 activity was comprised of proceeds received related to the Typenex notes receivable of $200,000, the issuance of convertible promissory notes of $500,000 and the payment of deferred financing fees of $8,000. The 2013 amount was comprised of issuance of convertible promissory notes of $92,500, proceeds of $200,000 related to the Typenex convertible note (see Note 6 to the condensed consolidated financial statements contained herein) and the payment of deferred financing fees of $26,000.

For the six months ended June 30, 2014, cash and cash equivalents increased by $201,036 compared to $114,995 for the six months ended June 30, 2013. Ending cash and cash equivalents at June 30, 2014 was $309,802 compared to $116,887 at June 30, 2013.

We have cash and cash equivalents on hand to meet our obligations. We presently maintain our daily operations and capital needs through the sale of our products and financings available to us from our lender.

(b) Results of Operations

Results of operations for the three and six months ended June 30, 2014 vs. June 30, 2013

REVENUES

Revenues during the three and six months ended June 30, 2014 and 2013 were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
ACS	$—	$—	$—	$49,818
Chillo products	2,665	30,353	17,007	30,353
Cloud-based products	—	7,914	—	7,914
Tobacco products	1,352		6,530
Total	$4,017	$38,267	$23,537	$88,085

In April 2013, Alternative Capital Solutions (“ACS”) and the Company terminated their agreements and accordingly, the Company no longer receives fees related to the ACS agreement. During 2013, the Company entered into an exclusive distributorship agreement with Chill Drinks, LLC for sales of Chill Drink’s products to dispensaries. Sales began in April 2013. The decrease in the sale of the Chillo products is primarily due to the Company focusing more on its’ real estate business plan at this time.

OPERATING EXPENSES

Operating expenses were $267,983 and $434,154 for the three and six months ended June 30, 2014 compared to $3,247,517 and $3,511,000 for the three and six months ended June 30, 2013. The expenses were comprised of:

	Three months ended June 30,		Six months ended June 30,
Description	2014	2013	2014	2013
Administration and management fees	$75,750	$69,680	$147,181	$135,180
Stock compensation expense, management	—	3,072,264	—	3,116,681
Stock compensation expense, other	25,000	44,417	50,000	104,334
Professional and consulting fees	41,382	19,869	64,332	48,871
Commissions and license fees	90	—	8,162	31,200
Advertising and promotional expenses	27,703	5,227	28,703	8,871
Rent and occupancy costs	24,466	15,031	27,070	18,783
Property and maintenance cost	9,000	—	9,000	—
Travel and entertainment	20,473	—	38,225	—
General and other administrative	44,119	21,029	61,481	47,080
Total	$267,983	$3,247,517	$434,154	$3,511,000

Stock compensation expense, management was $25,000 and $50,000 for the three and six months ended June 30, 2014, respectively, compared to $3,072,264 and $3,116,681 for the three and six months ended June 30, 2013, respectively. The 2013 amount was comprised of $2,821,275 of preferred stock compensation, $124,200 warrant based compensation for the issuance of a warrant to purchase 3,000,000 shares of common stock to our advisor to the board of directors, $80,000 for the one time issuance of 2,000,000 shares of common stock to the same advisor, 250,000 shares of common stock valued at $9,775.

Stock compensation expense, other was $44,417 and $104,334, respectively, for the three and six months ended June 30, 2013. The 2013 periods include the amortization of deferred stock compensation of $44,417 for the three and six months ended June 30, 2013 from the previous issuance of Series B preferred stock and $15,500 for the six months ended June 30, 2013, for the issuance of 250,000 shares for services provided to the Company.

Professional and consulting fees increased for the three and six months periods in 2014 and included legal expenses of $16,882 (three months) and $28,882 (six months), property management fees of $15,000 (three months) and $17,500 (six months), accounting fees of $2,450 (three months) and $8,650 (six months) and investor relation costs of $7,050 (three months) and $9,300 (six months). The increase in the 2014 period is primarily due to costs associated with the Company’s land acquisition and property management fees. The 2013 periods include investor relation costs $8,094 (three months) and $22,396 (six months), consulting fees of $4,500 (three months) and $19,200 (six months) of which $16,700 was pursuant to the ACS agreement. Commissions of $31,200 were also incurred for the six months ended June 30, 2013 pursuant to the ACS Agreement.

General and other administrative costs for the three and six months ended June 30, 2014, were $44,165 and $61,481, respectively, compared to $21,029 and $47,080, respectively for the three and six months ended June 30, 2013. Expenses for the six months ended June 30, 2014, include a settlement expense of $15,000 related to licensing fees, public company filing and transfer agent fees of $7,341, telephone, internet and web based service costs of $7,624, office and employee moving costs of $8,754, payroll taxes and fees of $3,785 and $11,454 of other general and administrative costs. Expenses for the six months ended June 30, 2013, include public company filing fees of $14,141, travel and entertainment costs of $11,547, internet and web based service costs of $8,386, certification station set up costs of $2,904 and $10,102 of other general and administrative costs.

OTHER INCOME (EXPENSE), NET

Other expense for the three and six months ended June 30, 2014 was $130,343 and $200,711 compared to $117,830 and $152,853 for the three and six months ended June 30, 2013, respectively. Included in other expenses for the six months ended June 30, 2014 was income from the decrease on the fair value of derivatives of $30,347, interest income of $105,629, offset by interest expense of $336,687 for the six months ended June 30, 2014, related to the Tonaquint note receivables. Included in other expenses for the three months ended June 30, 2014 was interest income of $94,889, offset by interest expense of $225,232.

Other expense for the six months ended June 30, 2013 included interest expense of $122,560, comprised of $61,998 related to the amortization of the initial discount on convertible promissory notes, $16,805 for the amortization of the deferred financing costs and $14,196 for the interest expense on the face value of the notes. Also included in other expenses for the six months ended June 30, 2013 was $17,210 for the initial derivative liability expense for the embedded derivative in newly issued convertible notes and an expense of $13,083 for the fair value change on the derivative liability associated with the convertible promissory notes.

Interest expense was $225,232 and $336,687 for the three and six months ended June 30, 2014, respectively, compared to $92,630 and $122,560 for the three and six months ended June 30, 2013, respectively. The increase was due to the issuance of various debt instruments from May 2013 through January 2014. Interest expense for each of the periods is as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest on face value	$92,782	$11,710	$112,065	$14,196
Amortization of note discount	27,482	36,674	81,536	61,998
Amortization of OID	87,651	—	111,429	—
Beneficial conversion feature	—	29,561	—	29,561
Amortization other	17,317	14,685	31,657	16,805
Total	$225,232	$92,630	$336,687	$122,560

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

Changes in Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2014, our disclosure controls and procedures are not effective.

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

Dated: August 14, 2014

AGRITEK HOLDINGS, INC.

By:	/s/ B. Michael Friedman
B. Michael Friedman
Chief Executive Officer and Director
(Principal Executive Officer)