Form 10-Q
period 2014-09-30
AGRITEK HOLDINGS, INC.
filed 2014-11-14
CIK 1040850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  ☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

OR

      ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-1321002

AGRITEK HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8484256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

319 Clematis Street, Suite 1008
West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

561-249-6511
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

Yes ☐   No   ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No   ☑

The number of shares outstanding of registrant’s $0.0001 par value Common Stock, as of November 13, 2014, was 70,917,989 shares.

AGRITEK HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$242,373	$108,766
Accounts receivable, net	804	14,747
Inventory	53,973	41,333
Notes receivable	800,000	200,000
Interest receivable	42,674	—
Deferred financing costs	2,668	18,896
Due from related party	157,174	67,186
Prepaid assets and other	74,402	—
Total current assets	1,374,068	450,928
Licensing rights	—	15,000
Other	15,525	825
Goodwill	192,849	—
Property and equipment, net of accumulated depreciation of $1,529 (2014) and $187 (2013)	152,103	3,873
Investments	50,000	—
Total assets	$1,784,545	$470,626

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued expenses	$234,535	$207,313
Deferred compensation	92,266	32,437
Note payable, current portion	12,250	—
Tenant deposits	75,000	—
Convertible debt, net of discount of $81,537 (2013)	—	53,463
Convertible note payable, net of discounts of $40,000	1,420,000	557,500
Derivative liabilities	—	486,160
Total current liabilities	1,834,051	1,336,873

Note payable, net of current portion	73,500	—

Total liabilities	1,907,551	1,336,873

Commitments and Contingencies

Stockholders' Deficit:
Series B convertible preferred stock, $0.0001 par value; 1,000,000 shares authorized, 750,000 (2014) and 1,000,000 (2013) shares issued and outstanding	75	100
Common stock, $.0001 par value; 250,000,000 shares authorized; 67,758,223 (2014) shares and 45,655,245 (2013) shares issued and outstanding	6,776	4,566
Additional paid-in capital	10,364,953	8,448,035
Accumulated deficit	(10,494,810)	(9,318,948)

Total stockholders' deficit	(123,006)	(866,247)

Total liabilities and stockholders' deficit	$1,784,545	$470,626

See notes to condensed consolidated financial statements.
2

 AGRITEK HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Fee revenue, net	$—	$14,946	$—	$72,678
Product revenue	2,397	32,385	25,934	62,738
Total revenue	2,397	47,331	25,934	135,416
Cost of revenue	19,375	45,511	39,977	69,880
Gross profit (loss)	(16,978)	1,820	(14,043)	65,536

Operating Expenses:
Administrative and management fees (including $9,975 and $3,126,655 of stock based compensation for the three and nine months ended September 30, 2013, respectively)	75,000	76,424	222,181	3,328,285
Professional and consulting fees (including stock compensation expense of $214,000 and $264,000 for the three and nine months ended September 30, 2014, respectively, and $22,208 and $126,542 for the three and nine months ended September 30, 2013, respectively)	234,400	32,158	348,732	185,363
Bad debt expense	16,654	—	16,654	—
Commissions and license fees	—	—	8,162	31,200
Rent and other occupancy costs	24,816	5,341	51,886	24,124
Leased property expense	53,252	—	53,252	—
Advertising and promotion	22,032	9,043	50,735	17,914
Property maintenance costs	8,925	—	17,925	—
Travel and entertainment	12,091	—	50,316	—
Other general and administrative expenses	13,407	33,412	74,888	80,492

Total operating expenses	460,578	156,378	894,731	3,667,378

Operating loss	(477,555)	(154,559)	(908,774)	(3,601,842)

Other Income (Expense):
Interest income	4,798	3,375	68,362	3,375
Interest expense	(71,180)	(53,268)	(365,802)	(175,828)
Derivative liability (expense) income	—	22,043	30,347	(8,250)
Total other expense, net	(66,382)	(27,850)	(267,093)	(180,703)

Net loss	$(543,937)	$(182,409)	$(1,175,867)	$(3,782,545)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.08)

Weighted average number of common shares outstanding - Basic and diluted	64,242,466	44,770,005	61,439,927	46,252,805

See notes to condensed consolidated financial statements.
3

  AGRITEK HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,175,867)	$(3,782,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for consulting services	264,000	115,250
Amortization of deferred stock compensation	—	192,472
Preferred stock issued for services	—	2,821,275
Fair value of stock options issued	—	124,200
Amortization of deferred financing costs	34,229	26,396
Depreciation	1,341	40
Amortization of discounts on convertible notes	231,535	103,517
Write off of licensing costs	15,000	—
Change in fair values of derivative liabilities	(30,347)	(17,038)
Beneficial conversion feature	—	29,561
Bad debt expense	16,654
Initial derivative liability expense on convertible notes	—	25,288
Changes in operating assets and liabilities:
Increase in :
Accounts receivable	(2,711)	(29,822)
Inventory	(5,489)	(18,545)
Prepaid assets and other	(117,076)	(3,872)
Increase in:
Accounts payable and accrued expenses	54,019	74,495
Deferred compensation	119,829	72,692
Tenant deposits	75,000	—
Net cash used in operating activities	(519,883)	(266,636)

Cash flows from investing activities:
Land acqusition costs	(54,053)	—
Purchase of equipment and furniture	(9,769)	(2,509)
Advances to related party	(89,988)	—
Investments	(50,000)	—
Cash payment portion of acquisition	(20,000)
Security deposits paid	(14,700)	—
Net cash used in investing activities	(238,510)	(2,509)

Cash flows from financing activities:
Payments received on notes receivable issued for convertible debt	400,000	—
Proceeds from issuance of convertible debt	500,000	157,500
Proceeds from issuance of convertible notes	—	300,000
Payment of deferred financing costs	(8,000)	(37,000)
Net cash provided by financing activities	892,000	420,500

Net increase in cash and cash equivalents	133,607	151,355
Cash and cash equivalents, beginning	108,766	1,892

Cash and cash equivalents, ending	$242,373	$153,247

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

  AGRITEK HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (continued)

(Unaudited)

	2014	2013
Schedule of non-cash financing activities:
Conversion of notes payable and interest into common stock	$984,291	$133,816

Conversion of litigation contingency liability into common stock	$—	$46,449

Conversion of deferred compensation into common stock	$60,000	$100,022

Conversion of accounts payabe and accrued expenses into common stock	$50,000	$—

Issuance of note payable for land acquisition	$85,750	$—

Common stock issued for acquistion	$180,000	$—
Cash paid for acquisition	20,000
Total consideration for acquisition	200,000
Allocation of purchase price to inventory	(7,151)
Allocation of purchase price to goodwill	(192,849)
	$—	$—

See notes to condensed consolidated financial statements.

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

On April 28, 2014, the Company executed and closed a lease agreement for 20 acres of an agricultural farming facility located in South Florida following the approval of the so-called “Charlotte’s Web” legislation, aimed at decriminalizing low grade marijuana specifically for the use of treating epilepsy and cancer patients.  Pursuant to the lease agreement, through November 1, 2014, the Company had an option to purchase the land for $1,100,000, which it did not exercise, and maintains a first right of refusal to purchase the property for three years.

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

On July 26, 2014, the Company executed a Real Property Purchase Agreement to acquire approximately 3.2 acres for $224,000, in the Apex Industrial Park Complex, otherwise known as Nevada “Green Zone”. The closing of the property is expected to occur no later than November 30, 2014. The Company has also entered into a 99 year lease agreement with My Life Organics, Inc. (“My Life”). Pursuant to the terms and conditions of the lease, My Life will begin paying rent, six months after the Company receives a Certificate of Occupancy and has met all other occupancy conditions, equal to 20% of the gross receipts from the prior month. My Life has been issued a provisional license for cultivation of marijuana to be grown on the Company’s property.

On September 12, 2014, the Company completed the asset acquisition of the entire line of products, technology and customers of Dry Vapes Holdings, Inc. (“Dry Vapes”). Dry Vapes is an importer, marketer and distributor of innovative vaporizers and accessories with over 11,000 social network followers. Dry Vapes has historically sold its’ product under the logo DV on eBay and other websites. The Company plans to morph the entire DV line of products into the "Mont Blunt" brand name and market it to Brick and Mortar smoke shops nationally in the upcoming months. The company will operate the business under its’ wholly owned subsidiary Prohibition Products, Inc. (“PPI”). See Note 2.

The Company is continuing its focus to acquire real property through purchase or lease, and subsequently lease the real estate to licensed marijuana and/or dispensary owners.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and include the consolidated accounts of Agritek Holdings, Inc. and its’ wholly owned subsidiaries AVHI and Prohibition Products, Inc. (“PPI”). PPI a Florida corporation was originally formed on July 1 2013, as The American Hemp Trading Company, Inc. (“AHTC”) and on August 27, 2014, AHTC changed its’ name to PPI. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 1, 2014. Interim results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of future results for the full year. Certain amounts from the 2013 period have been reclassified to conform to the presentation used in the current period.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of September 30, 2014, based on the above criteria, the Company has an allowance for doubtful accounts of $43,408 and has recognized $16,654 in bad expense for the three and nine months ended September 30, 2014.

INVENTORY

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management analysis or inventory levels and future sales forecasts.

DEFERRED FINANCING COSTS

The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method through the maturities of the related debt.

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

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Uncertain tax positions are measured and recorded by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized. The Company’s tax years subsequent to 2010 remain subject to examination by federal and state tax jurisdictions.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of September 30, 2014 there were warrants to purchase 300,000 shares of common stock, the Company’s outstanding convertible debt is convertible into 16,207,455 shares of common stock and 750,000 shares of Class B convertible preferred stock is convertible into 28,004,788 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

For the three and nine months ended September 30, 2014, the Company recorded stock and warrant based compensation of $214,000 and $264,000, respectively. For the three and nine months ended September 30, 2013, the Company recorded $32,183 and $3,253,197, respectively of stock and warrant based compensation (See Notes 7 and 8).

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

ADVERTISING

The Company records advertising costs as incurred. For the three and nine months ending September 30, 2014, advertising expense was $22,032 and $50,735, respectively, and $9,043 and $17,914 for the three and nine months ended September 30, 2013, respectively.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 - Acquisition

On September 12, 2014, the Company completed the asset acquisition of the entire line of products, technology and customers of Dry Vapes Holdings, Inc. (“Dry Vapes”). Dry Vapes is an importer, marketer and distributor of innovative vaporizers and accessories with over 11,000 social network followers. Dry Vapes has historically sold its’ product under the logo DV on eBay and other websites. The Company plans to morph the entire DV line of products into the "Mont Blunt" brand name and market it to Brick and Mortar smoke shops nationally in the upcoming months. The company will operate the business under

PPI.

The Company recorded the acquisition using the acquisition method, which requires the Company to record the acquired assets and assumed liabilities (if any) at their acquisition date fair values and record any excess of the consideration given, including liabilities assumed (if any) over the fair value of the assets acquired as goodwill. The acquired assets consisted solely of inventory. The Company determined the fair value of the inventory acquired on a cost basis.

The fair value of the acquired assets and liabilities, and the resulting amount of goodwill was determined as follows:

Common stock 1,500,000 shares at $0.12 per share	$180,000
Cash	20,000
Total consideration	200,000
Fair value of inventory acquired	7,151
Goodwill	$192,849

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

SALES

For the nine months ended September 30, 2014, two (2) customers each accounted for more than 10% of our business, respectively, as follows:

Customer	Sales % Nine Months Ended September 30, 2014	Accounts Receivable Balance as of September 30, 2014
A	17.5%	$—
B	17.0%	—

Sales of $4,458 to customer A were during the first quarter of 2014. The Company has not received payment and during the three and nine months ended September 30, 2014, recorded an allowance for doubtful accounts for this amount.

PURCHASES

For the three and nine months ended September 30, 2014, the Company’s purchases were from two vendors related to the purchase of our tobacco product line.

For the three and nine months ended September 30, 2013, 100% of the Company’s purchases were from one vendor related to the purchase of Chillo and C+Swiss drinks.

NOTE 6 – CONVERTIBLE DEBT AND NOTE PAYABLE

Convertible Debt

On January 2, 2013, February 11, 2013, April 10, 2013, July 29, 2013 and October 16, 2013, the Company entered convertible note agreements (the “2013 Notes”) with Asher Enterprises, Inc. (“Asher”) for $37,500, $27,500, $27,500, $65,000 and $70,000, respectively. We received net proceeds of $214,000 from the 2013 Notes after debt issuance costs of $13,500 paid for lender legal fees. These debt issuance costs have been amortized over the earlier of the terms of the Note or any redemptions and accordingly $4,511 has been expensed as debt issuance costs (included in interest expense) for the nine months ended September 30, 2014. There are no remaining debt issuance costs to be amortized.

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

The Company determined that the conversion feature of the 2013 Notes represented an embedded derivative since the Notes were convertible into a variable number of shares upon conversion. Accordingly, the 2013 Notes were not considered to be conventional debt under EITF 00-19 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments being recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount was being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts were recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The embedded feature included in the 2013 Notes resulted in an initial debt discount of $227,500 and an initial loss on the valuation of derivative liabilities of $35,029 for a derivative liability initial balance of $262,529.

During the nine months ended September 30, 2014, the Company issued 760,375 shares of common stock in satisfaction of $135,000 of the 2013 Notes and $5,400 of accrued and unpaid interest. The shares were issued at approximately $0.18 per share. The fair value of the derivative liability on the dates of conversion totaling $175,575 was reclassified to paid-in-capital during the nine months ended September 30, 2014. As of September 30, 2014, the 2013 Asher Notes have been fully satisfied.

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

The 2013 Company Note included interest at the rate of 8% per annum, due in four equal monthly installments (the “Redemption Price”) beginning on the nine month anniversary of the initial funding. All interest and principal was to be repaid on February 21, 2014. The 2013 Company Note was convertible into common stock, at Typenex’s option, at a price of $0.055 per share. In the event the Company elected to prepay all or any portion of the 2013 Company Note, the Company was required to pay to Typenex an amount in cash equal to 125% multiplied by the sum of all principal, interest and any other amounts owing. Beginning on the date that is nine (6) months after the later of (i) the Issuance Date, and (ii) the date the Initial Cash Purchase Price is paid to the Company (the “Initial Installment Date”), and on each applicable Installment Date thereafter, the Company was to pay the Holder of this Note the applicable Installment Amount due on such date. Payments of the Installment Amount may be made (a) in cash (a “Company Redemption”), (b) by converting such Installment Amount into shares of Common Stock (a “Company Conversion”), or (c) by any combination of a Company Conversion and a Company Redemption so long as the entire amount of such Installment Amount due shall be converted and/or redeemed by the Company on the applicable Installment Date.

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

The Company determined that the conversion feature of the 2013 Company Note represented an embedded derivative since the Note is convertible into a variable number of shares upon conversion. Accordingly, the 2013 Company Note is not considered to be conventional debt under EITF 00-19 and the embedded conversion feature was be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the consolidated balance sheet with since the corresponding amount recorded as an expense

During the year ended December 31, 2013, the Company issued 570,090 shares of common stock in satisfaction of $70,000 of the 2013 Company Note. As of December 31, 2013, the outstanding principal balance of the 2013 Company Note was $597,500.

During the nine months ended September 30, 2014, the Company issued 9,311,042 shares of common stock in satisfaction of $597,500 of the 2013 Company Note and $46,391 of accrued and unpaid interest. The shares were issued at approximately $0.069 per share. As of September 30, 2014, the 2013 Company Note was fully satisfied.

A summary of the derivative liability balance as of December 31, 2013 and September 30, 2014 is as follows:

Fair Value	Derivative Liability Balance 12/31/13	Initial Derivative Liability	Notes Converted	Fair value change – nine months ended 9/30/14	Derivative Liability Balance 930/14
2013 Notes	$205,920	—	$(175,573)	$(30,347)	—
2013 Company Note	$280,240	—	(280,240)	—	—
Total	$486,160	—	$(455,813)	$(30,347)	—

In January 2014, the Company entered into a Secured Promissory Note for $1,660,000 (the “2014 Company Note”) to Tonaquint, Inc. (“Tonaquint”) (the same principals as Typenex) which includes a purchase price of $1,500,000 and transaction costs of $160,000. On January 31, 2014, the Company received $300,000 of the purchase price. Tonaquint also issued to the Company 6 secured promissory notes, each in the amount of $200,000 (the 2014 “Investor Notes”). All or any portion of the outstanding balance The 2014 Investor Notes may be prepaid, without penalty, along with accrued but unpaid interest at any time prior to maturity. The Company has no obligation to pay Tonaquint any amounts on the unfunded portion of the 2014 Company Note. The 2014 Company Note bears interest at 8% per annum (increases to 22% per annum upon an event of default) and is convertible into shares of the Company’s common stock at Tonaquint’s option at a price of $0.55 per share, exercisable in seven tranches, consisting of a first tranche of $340,000 of principal and any interest, fees costs or charges, and nine additional tranches of $220,000 each, plus any interest, costs, fees or charges.

Beginning on the date that is nine (9) months after the later of (i) the Issuance Date, and (ii) the date the Initial Cash Purchase Price is paid to the Company (the “Initial Installment Date”), and on each applicable Installment Date thereafter, the Company is to pay the Holder, the applicable Installment Amount due on such date. Ten Installment Amounts of $166,000 plus the sum of any accrued and unpaid interest, fees, costs or charges may be made (a) in cash (a “Company Redemption”), (b) by converting such Installment Amount into shares of Common Stock (a “Company Conversion”), or (c) by any combination of a Company Conversion and a Company Redemption so long as the entire amount of such Installment Amount due shall be converted and/or redeemed by the Company on the applicable Installment Date. The 2014 Company Note matures fifteen months after the Issuance Date.

During the nine months ended September 30, 2014, the Company issued 1,497,438 shares of common stock in satisfaction of $200,000 of the 2014 Company Note. The shares were issued at approximately $0.133 per share. As of September 30, 2014, $1,460,000 of principal and accrued interest of $85,213 is outstanding on the 2014 Company Note, and is carried at $1,420,000, net of a remaining note discount of $40,000. During the nine months ended September 30, 2014, the Company received an additional $400,000 of the purchase price, and as of September 30, 2014, the balance of the purchase price of $800,000 is included in Notes receivable on the condensed consolidated financial statements included herein, as well as $42,674 of interest receivable.

Note Payable

On March 18, 2014, in conjunction with the land purchase of 80 acres in Pueblo County, Colorado, the Company paid $36,000 cash and entered into a promissory note in the amount of $85,750. The promissory note is being amortized on the basis of seven (7) years, with principal payments of $12,250 plus interest at 3.5% due annually on December 1 of each year. Payments begin December 1, 2014, and shall be due on the first day of each succeeding December, with any balance of principal and accrued interest due December 1, 2020.

Future principle payments due on the Company’s convertible debt and note payable as of September 30, 2014, are as follows

Twelve months ending September 30,	Amount
2015	$1,472,250
2016	12,250
2017	12,250
2018	12,250
2019 and after	36,750
$1,545,750

NOTE 7 – RELATED PARTY TRANSACTIONS

Management fees and stock compensation expense

Effective January 1, 2013, the Company has agreed to annual compensation of $150,000 for its CEO and $96,000 for the CFO. The Company and the CFO have agreed that $3,000 per month will be paid in cash and $5,000 per month will be paid in restricted shares of common stock. For the three and nine months ended September 30, 2014, the Company expensed $61,500 and $184,500, respectively, included in Administrative and Management Fees in the Unaudited Condensed Consolidated Statements of Operations, included herein. As of September 30, 2014, the Company owed the CEO $47,431 and the CFO $44,835, included in deferred compensation on the Company’s condensed consolidated balance sheet.

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

Amounts due FROM 800 COMMERCE, Inc.

800 Commerce, Inc. owed Agritek $157,174 and $67,186 as of September 30, 2014 and December 31, 2013, respectively, as a result of advances received from or payments made by Agritek on behalf of 800 Commerce. These advances are non-interest bearing and are due on demand and are included in Due from Related Party on the balance sheet herein.

NOTE 8 – COMMON AND PREFERRED STOCK

Common Stock

Previously the Company appointed Mr. James Canton to be an advisor to the Company’s Board of Directors. In April 2013, the Company agreed to issue to Mr. Canton 200,000 shares of common stock, a warrant to purchase 300,000 shares of common stock at an exercise price of $0.50 per share with an expiration date on the third year anniversary of the grant, and $25,000 to be paid in shares of common stock to be issued at the end of each calendar quarter beginning on June 30, 2013 and ending on the earlier of March 31, 2015 (the term of Canton’s advisor role) or the date Canton is no longer serving as an advisor to the board of directors. During the nine months ended September 30, 2014, the Company issued 265,281 shares of common stock, valued at $50,000 based on the market price of the common stock when issued. The Company included $25,000 and $75,000 in stock based compensation expense for the three and nine months ended September 30 2014. As of September 30, 2014, the Company owed Mr. Canton $25,000, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet herein.

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

In March 2014, the Company issued in the aggregate 843,654 shares of common stock to Typenex upon the conversion of $116,611 of the Company note and accrued and unpaid interest. The shares were issued at approximately $0.1382 per share.

On March 17, 2014, the Company issued 4,312,420 shares of common stock upon the conversion of 150,000 shares of Class B Preferred Stock.

On March 31, 2014, the Company issued 56,948 shares of common stock to James Canton upon the conversion of $25,000 of accrued stock compensation.

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

On July 22, 2014, the Company issued 150,000 shares of Company common stock to Mr. Bartoletta as an advisor to the Board of the Directors of the Company. The Company recorded an expense of $33,000 (based on the market price of the Company’s common stock of $0.22 per share) and is included in professional and consulting fees in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014, respectively.

On August 6, 2014, the Company issued 625,978 shares of common stock upon the conversion of $100,000 of the 2014 Company Note. The shares were issued at approximately $0.16 per share.

On September 5, 2014, the Company issued 871,460 shares of common stock upon the conversion of $100,000 of the 2014 Company Note. The shares were issued at approximately $0.115 per share.

On September 18, 2014, the Company issued 208,333 shares of common stock to James Canton upon the conversion of $25,000 of accrued stock compensation.

On September 18, 2014, the Company issued 1,300,000 shares of common stock to Philip Johnston pursuant to a consulting agreement for services including but not limited to business modeling and strategies, strategic alliances, introduction to investment bankers, identify property acquisitions for agricultural use in Canada and to identify retail chains/outlets for wellness products throughout Canada.

On September 18, 2014, the Company issued in the aggregate 1,500,000 shares of common stock pursuant to the APA for the acquisition of Dry Vapes Holdings, Inc. The shares were valued at $0.12 per share.

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

As of September 30, 2014 and December 31, 2013, the Company had 750,000 and 1,000,000 shares of Series B Preferred Stock (the “Class B Preferred Stock”), par value $0.01 outstanding, respectively.

Warrants

On April 26, 2013 and in connection with the appointment of Mr. Jayme Canton to the Company’s advisory board, the Company issued a warrant to Mr. Canton to purchase 300,000 shares of common stock. The warrant has an exercise price of $0.50 per share, remains outstanding and expires April 26, 2016.

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at September 30, 2014 and 2013.

As of September 30, 2014, the Company had a tax net operating loss carry forward of approximately $1,356,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

NOTE 10 – CONTINGENCIES AND COMMITMENTS

Office and warehouse space

Effective on April 1, 2013, the Company entered into a three year agreement to rent approximately 2,500 square feet of office space (the “Office Lease”) in Detroit, Michigan. The monthly rent under this lease was $2,200 per month.

Effective August 28, 2013, the Company and the landlord amended the Office Lease allowing the Company to move to a new location in downtown Detroit. The lease was for 3,657 square feet for monthly rent of $3,047. In November 2013, the Company was notified that the owner of the building (the Company’s landlord) was delinquent in their obligations to the mortgage holder of the building. In January 2014, due to the uncertainty of the Company’s Office Lease in Detroit, Michigan, the Company decided to relocate its administrative offices to West Palm Beach, Florida. Effective April 1, 2014, the Company has entered into a rent sharing agreement for the use of 1,300 square feet with a company controlled by the Company’s CFO. The Company has agreed to pay $1,350 per month for the space.

Effective May 15, 2013 through September 15, 2013, the Company leased warehouse space on a month to month basis for the shipping and logistics of the Company’s Chillo drink products for $250 per month. Subsequent to September 15, 2013, the Company compensates the landlord on a per pallet fee. As of September 30, 2014, the Company is no longer distributing the Chillo product and is not utilizing the warehouse space.

In April 2014, the Company entered into a ten year sublease agreement for the use of up to 7,500 square feet with a Colorado based oncology clinical trial and drug testing company and facility presently doing cancer research and testing for established pharmaceutical companies seeking FDA approval for new drugs. Pursuant to the lease as amended, the Company has agreed to pay $3,500 per month for the space, and it will be utilized to market, sell and distribute products to Colorado dispensaries, including managing the banking and credit card services described below.

Also in April 2014, the Company entered into a lease for an apartment located in Denver, Colorado for the use of Company personnel when traveling to Colorado on behalf of the Company. The Company has agreed to pay $2,700 per month for the apartment. The lease expired October 31, 2014 and the Company has not renewed the lease.

Rent expense for the three and nine months ended September 30, 2014 was $24,816 and $51,886, respectively, compared to $5,341 and $24,124 for the three and nine months ended September 30, 2013.

Leased properties

On April 28, 2014, the Company executed and closed a 10 year lease agreement for 20 acres of an agricultural farming facility located in South Florida following the approval of the so-called “Charlotte’s Web” legislation, aimed at decriminalizing low grade marijuana specifically for the use of treating epilepsy and cancer patients.  Pursuant to the lease agreement, through November 1, 2014, the Company had an option to purchase the land for $1,100,000 (the option has expired) and maintains a first right of refusal to purchase the property for three years. The Company prepaid the first year lease amount of $24,000 and has recorded $9,561 and $15,935, respectively, of expense (included in leased property expenses) for the three and nine months ended September 30, 2014.

On July 11, 2014, the Company signed a ten year lease agreement for an additional 40 acres in Pueblo, Colorado. The lease requires monthly rent payments of $10,000 during the first year and is subject to a 2% annual increase over the life of the lease. The lease also provides rights to 50 acres of certain tenant water rights for $50,000 annually plus cost of approximately $2,400 annually. The Company paid the $50,000 in July 2014. The water rights ensure the Company’s non-interruption of operations on behalf of new tenants qualified as fully registered and licensed grow and manufacturing operations. The Company has recorded $37,317 of expense for the three and nine months ended September 30, 2014 (included in leased property expenses) related to the land and water rights.

Other

On July 1, 2014, the Company, along with its officers and directors and a company controlled by the Company’s CEO, was named in a Summons and Complaint. On July 18, 2014, the parties settled the complaint and paid $16,750 and the Summons and Complaint has been dismissed with prejudice. The Company applied the payment to amounts owed related parties.

NOTE 11 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2014 the Company had an accumulated deficit of $10,494,810 and working capital deficit of $459,984. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 12 – SEGMENT REPORTING

Description of segments

During the nine months ended September 30, 2014, the Company operated in one reportable segment, wholesale sales.

During the nine months ended September 30, 2013, the Company operated in two reportable segments: accounts receivable financing and wholesale sales. Prior to April 1, 2013, the Company was receiving fees as the agent of record for fees pursuant to the ACS agreement. Beginning April 1, 2013, the Company began wholesaling products (Chillo drinks). The accounting policies of the segments are the same as those described in the Note 1.  The Company’s reportable segments are strategic business units that offer products.

NOTE 13 – SUBSEQUENT EVENTS

On October 13, 2014, the Company issued 562,272 shares of common stock upon the conversion of $50,000 of the 2014 Company Note. The shares were issued at approximately $0.089 per share.

On October 21, 2014, the Company issued 2,011,142 shares of common stock upon the conversion of $100,000 of the 2014 Company Note. The shares were issued at approximately $0.05 per share.

On October 21, 2014 the Company issued 735,895 shares of common stock to a consultant for investor relation services.

On October 24, 2014, the Company received a payment of $100,000 on notes receivable issued in exchange for convertible promissory note.

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

(a) Liquidity and Capital Resources.

For the nine months ended September 30, 2014, net cash used in operating activities was $519,883 compared to $266,636 for the nine months ended September 30, 2013. The company had a net loss $1,175,867 for the nine months ended September 30, 2014 compared to a net loss of $3,782,545 for the nine months ended September 30, 2013. The net loss for the nine months ended September 30, 2014 was impacted by stock compensation expense of $264,000 comprised of $108,000 to advisories to the board of directors and $156,000 for the issuance of 1,300,000 shares of common stock for services provided. Non cash interest expense included the amortization of discounts on convertible notes of $231,535 and the amortization of deferred financing fees of $34,229 related to the convertible promissory notes. Changes in operating assets and liabilities included an increase in accounts payable and accrued expenses of $54,019, an increase in deferred compensation of $119,829, the receipt of tenant deposits of $75,000 and depreciation expense $1,341. These amounts were offset by increases in prepaid expenses of $117,076 and an increase in inventory of $5,489.

The net loss for the nine months ended September 30, 2013 was impacted by stock and warrant compensation expense of $3,253,197 comprised of $2,821,275 of preferred stock compensation, the amortization of deferred stock compensation of $192,472 from the previous issuance of Series B preferred stock, $124,200 warrant based compensation for the issuance of a warrant to purchase 3,000,000 shares of common stock to our advisor to the board of directors, $80,000 for the one time issuance of 2,000,000 shares of common stock to the same advisor, 500,000 shares of common stock valued at $19,750 and $15,500 for the issuance of 250,000 shares for services provided to the Company. Additional non-cash expenses for the nine months ended September 30, 2013 were the amortization of the initial discounts of $103,517 on the convertible notes, the initial derivative liability expense and the change in the fair value of the derivatives of $25,288, amortization of deferred financing fees of $26,396 also related to the convertible promissory notes and a beneficial conversion feature related to the conversion of the contingent liability to common stock of $29,561.

During the nine months ended September 30, 2014, net cash used in investing activities was $238,510 compared to $2,509 for the nine months ended September 30, 2013. The 2014 period was the result of land acquisition costs of $54,053, and investments of $50,000 in non-marketable securities, advances to a related party of $89,988, security deposits paid of $14,700 and the purchase of office furniture of $9,769 and the cash payment portion of $20,000 for the acquisition of Dry Vapes, Holdings, Inc. The net cash used in investing activity for the nine months ended September 30, 2013 was the result of the purchase of office furniture.

During the nine months ended September 30, 2014, net cash provided by financing activities was $892,000 compared to $420,500 for the nine months ended September 30, 2013. The 2014 activity was comprised of proceeds received related to the Typenex notes receivable of $400,000, the issuance of convertible promissory notes of $500,000 and the payment of deferred financing fees of $8,000. The 2013 amount was comprised of issuance of convertible promissory notes of $157,500, proceeds of $300,000 related to the Typenex convertible note (see Note 6 to the condensed consolidated financial statements contained herein) and the payment of deferred financing fees of $37,000.

For the nine months ended September 30, 2014, cash and cash equivalents increased by $133,607 compared to $151,355 for the nine months ended September 30, 2013. Ending cash and cash equivalents at September 30, 2014 was $242,373 compared to $153,247 at September 30, 2013.

We have cash and cash equivalents on hand to meet our obligations. We presently maintain our daily operations and capital needs through the sale of our products and financings available to us from our lender.

(b) Results of Operations

Results of operations for the three and nine months ended September 30, 2014 vs. September 30, 2013

REVENUES

Revenues during the three and nine months ended September 30, 2014 and 2013 were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
ACS	$—	$—	$—	$49,818
Chillo products	—	32,385	17,008	62,738
Cloud-based products	—	14,946	—	22,860
Wellness products	2,397	—	8,926	—
Total	$2,397	$47,331	$25,934	$135,416

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

OPERATING EXPENSES

Operating expenses were $460,578 and $894,731 for the three and nine months ended September 30, 2014 compared to $156,378 and $3,667,378 for the three and nine months ended September 30, 2013. The expenses were comprised of:

	Three months ended September 30,		Nine months ended September 30,
Description	2014	2013	2014	2013
Administration and management fees	$75,000	$66,449	$222,181	$201,630
Stock compensation expense, management	—	9,975	—	3,126,655
Stock compensation expense, other	214,000	22,208	264,000	126,542
Professional and consulting fees	20,400	9,950	84,732	58,821
Bad debt expense	16,654	—	16,654	—
Commissions and license fees	—	—	8,162	31,200
Advertising and promotional expenses	22,032	9,043	50,735	17,914
Rent and occupancy costs	24,816	5,341	51,886	24,124
Leased property for sub-lease	53,252	—	53,252	—
Property and maintenance cost	8,925	—	17,925	—
Travel and entertainment	12,091	—	50,316	—
General and other administrative	13,407	33,412	74,888	80,492
Total	$460,578	$156,378	$894,731	$3,667,378

There was no stock compensation expense, management for the three and nine months ended September 30, 2014 compared to $9,975 and $3,126,655 for the three and nine months ended September 30, 2013, respectively. The 2013 amount was comprised of $2,821,275 of preferred stock compensation, $124,200 warrant based compensation for the issuance of a warrant to purchase 3,000,000 shares of common stock to our advisor to the board of directors, $80,000 for the one time issuance of 2,000,000 shares of common stock to the same advisor, 500,000 shares of common stock valued at $19,750. Stock compensation expense, other for 2013 includes the amortization of deferred stock compensation of $22,208 (three months) and $111,042 (nine months) from the previous issuance of Series B preferred stock and $15,500 (for the nine months ended September 30, 2013) for the issuance of 250,000 shares for services provided to the Company.

Stock compensation expense, other was $214,000 and $264,000, respectively, for the three and nine months ended September 30, 2014, respectively, compared to $22,208 and $126,542 for the three and nine months ended September 30, 2013, respectively. The 2014 period is comprised of $58,000 (three months) and $108,000 (nine months) to advisories to the board of directors and $156,000 (three and nine months) for the issuance of 1,300,000 shares of common stock for services provided.

Professional and consulting fees increased for the three and nine months periods in 2014 and included legal expenses of $28,882 (nine months), property management fees of $15,000 (three months) and $32,500 (nine months), accounting fees of $3,000 (three months) and $11,650 (nine months) and investor relation costs of $2,400 (three months) and $11,700 (nine months). The increase in the 2014 period is primarily due to costs associated with the Company’s land acquisition and property management fees. Commission and licensing fees of $8,162 were also incurred for nine months ended September 30, 2014. The 2013 periods include investor relation costs $7,150 (three months) and $29,546 (nine months), consulting fees of $19,200 (nine months) of which $16,700 was pursuant to the ACS agreement and accounting fees of $2,500 (three months) and $9,775 (nine months). Commissions of $31,200 were also incurred for the nine months ended September 30, 2013 pursuant to the ACS Agreement.

General and other administrative costs for the three and nine months ended September 30, 2014, were $13,407 and $74,888, respectively, compared to $33,412 and $80,492, respectively for the three and nine months ended September 30, 2013. Expenses for the nine months ended September 30, 2014, include a settlement expense of $15,000 related to licensing fees, public company filing and transfer agent fees of $9,474, telephone, internet and web based service costs of $12,451, office and employee moving costs of $8,754, payroll taxes and fees of $4,841, office supply purchases of $10,763 and $13,605 of other general and administrative costs. Expenses for the nine months ended September 30, 2013, include public company filing fees and transfer agent fees of $19,976, travel and entertainment costs of $24,140, telephone, internet and web based service costs of $19,096, payroll taxes and fees of $2,174, certification station set up costs of $2,904 and $12,202 of other general and administrative costs.

OTHER INCOME (EXPENSE), NET

Other expense for the three and nine months ended September 30, 2014 was $66,382 and $267,093 compared to $27,850 and $180,703 for the three and nine months ended September 30, 2013, respectively. Included in other expenses for the 2014 period was income from the decrease on the fair value of derivatives of $30,347 (nine months), interest income of $4,798 (three months) and $68,362 (nine months), offset by interest expense of $71,180 (three months) and $365,802 (nine months), related to the 2013 and 2014 Company Notes.

Other expense for the 2013 period included $103,517 (nine months) related to the amortization of the initial discount on convertible promissory notes, $10,311 (three months) and $26,396 (nine months) for the amortization of the deferred financing costs and $2,158 (three months) and $16,354 (nine months) for the interest expense on the face value of the notes. Also included in other expenses for the nine months ended September 30, 2013 was $25,288 for the initial derivative liability expense for the embedded derivative in newly issued convertible notes and a (decrease) of $17,038 for the fair value change on the derivative liability associated with the convertible promissory notes.

Interest expense was $71,180 and $365,802 for the three and nine months ended September 30, 2014, respectively, compared to $53,268 and $175,828 for the three and nine months ended September 30, 2013, respectively. The increase was due to the issuance of various debt instruments from May 2013 through January 2014. Interest expense for each of the periods is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest on face value	$30,038	$2,158	$100,038	$16,354
Amortization of note discount	—	41,519	81,535	103,517
Amortization of OID	38,571	—	150,000	—
Beneficial conversion feature	—	—	—	29,561
Amortization other	2,571	9,591	34,229	26,396
Total	$71,180	$53,268	$365,802	$175,828

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

Changes in Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2014, our disclosure controls and procedures are not effective.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 22, 2014, the Company issued 150,000 shares of Company common stock to Mr. Bartoletta as an advisor to the Board of the Directors of the Company. The Company recorded an expense of $33,000 (based on the market price of the Company’s common stock of $0.22 per share) and is included in professional and consulting fees in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014, respectively.

On August 6, 2014, the Company issued 625,978 shares of common stock upon the conversion of $100,000 of the 2014 Company Note. The shares were issued at approximately $0.16 per share.

On September 5, 2014, the Company issued 871,460 shares of common stock upon the conversion of $100,000 of the 2014 Company Note. The shares were issued at approximately $0.115 per share.

On September 18, 2014, the Company issued 208,333 shares of common stock to Jayme Canton upon the conversion of $25,000 of accrued stock compensation.

On September 18, 2014, the Company issued 1,300,000 shares of common stock to Philip Johnston pursuant to a consulting agreement for services including but not limited to business modeling and strategies, strategic alliances, introduction to investment bankers, identify property acquisitions for agricultural use in Canada and to identify retail chains/outlets for wellness products throughout Canada.

On September 18, 2014, the Company issued in the aggregate 1,500,000 shares of common stock pursuant to the APA for the acquisition of Dry Vapes Holdings, Inc. The shares were valued at $0.12 per share.

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

Dated: November 14, 2014

AGRITEK HOLDINGS, INC.

By:   /s/ B. Michael Friedman

B. Michael Friedman

Chief Executive Officer and Director

(Principal Executive Officer)