Form 10-Q/A
period 2014-09-30
AGRITEK HOLDINGS, INC.
filed 2015-02-26
CIK 1040850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The quarterly report originally filed incorrectly check marked the “NO” box regarding whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. The Company is filing this amendment to correctly mark the box as “YES”.

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

Dated: February 26, 2015

AGRITEK HOLDINGS, INC.

By:   /s/ B. Michael Friedman

B. Michael Friedman

Chief Executive Officer and Director

(Principal Executive Officer)