Form 10-K
period 2014-12-31
AGRITEK HOLDINGS, INC.
filed 2015-04-15
CIK 1040850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-1321002

AGRITEK HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1321002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

319 Clematis Street, Suite 1008
West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

(561) 249-6511
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or has for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,604,495 on June 30, 2014.

The number of shares outstanding of the registrant’s $0.0001 par value Common Stock as of April 15, 2015, was 123,152,040 shares.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, or “may”, or other such words, verbs in the future tense and words and phrases that convey similar meaning and uncertainty of future events or outcomes to identify these forward–looking statements. There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward–looking statements. While we make these forward–looking statements based on various factors and using numerous assumptions, you have no assurance the factors and assumptions will prove to be materially accurate when the events they anticipate actually occur in the future. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A, “Risk Factors” of this annual report on Form 10-K.

The forward–looking statements are based upon our beliefs and assumptions using information available at the time we make these statements. We caution you not to place undue reliance on our forward–looking statements as (i) these statements are neither predictions nor guaranties of future events or circumstances, and (ii) the assumptions, beliefs, expectations, forecasts and projections about future events may differ materially from actual results. We undertake no obligation to publicly update any forward–looking statement to reflect developments occurring after the date of this report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General Business Development

Corporate History

Agritek Holdings, Inc. (referred to hereafter as “AGTK,” or, the “Company”), was initially incorporated under the laws of the State of Delaware in 1997 under the name Easy Street Online, Inc.

In 1997, the Company changed its name to Frontline Communications Corp. (“Frontline”) and operated as a regional Internet service provider (“ISP”) providing Internet access, web hosting, website design, and related services to residential and small business customers throughout the Northeast United States and, through a network partnership agreement, Internet access to customers nationwide.

On April 3, 2003, the Company acquired Proyecciones y Ventas Organizadas, S.A. de C.V. (“Provo Mexico”) and in December 2003 the Company changed the name to Provo International Inc. (“Provo”).

In 2008, Provo changed its name to Ebenefits Direct, Inc., which, through its wholly-owned subsidiary, L.A. Marketing Plans, LLC, engaged in the business of direct response marketing. The Company’s principal business was to market and sell non-insurance healthcare programs designed to complement medical insurance products and to provide savings for those who cannot afford or qualify for traditional health insurance products.

On October 14, 2008, Ebenefits Direct, Inc. changed its name to Seraph Security, Inc. (“Seraph”).

On April 25, 2009, Seraph acquired Commerce Online Technologies, Inc., a credit and debit card processing company.

On May 20, 2009, Seraph Security, Inc. changed its name to Commerce Online, Inc. to more accurately reflect its core business of merchant processing, and financial services.

As of February 18, 2010, Commerce Online, Inc. changed its name to Cannabis Medical Solutions, Inc. (“CMSI”) as a provider of merchant processing payment technologies for the medical marijuana and wellness sector.

On March 8, 2010, the Company completed the acquisition of 800 Commerce, Inc. (“800 Commerce”) a Florida Corporation incorporated by the Company’s Chief Executive Officer. The company issued 1,000,000 shares of common stock to 800 Commerce for all the issued and outstanding stock of 800 Commerce, Inc.

In June 2010, 31,288,702 shares of common stock were issued as dividend shares (the “dividend”) to all existing shareholders of common stock of record.

On June 14, 2011, Cannabis Medical Solutions, Inc. changed its merchant name to MediSwipe Inc. (“MWIP”) as a result of its focus on the processing and financial services related to medical marijuana business.

On June 26, 2013, the Company formed American Hemp Trading Company, a wholly owned subsidiary.

On June 26, 2013, the Company formed Agritech Innovations, Inc. (“AGTI”), a wholly owned subsidiary. On September 3, 2013, AGTI changed its name to Agritech Venture Holdings, Inc. (“AVH”).

On November 12, 2013, the Board of Directors of the Company approved a 1-for-10 reverse stock split (the “Reverse Stock Split”) and a decrease in the authorized common stock of the Company to 250,000,000. Pursuant to the Reverse Stock Split, each 10 shares of the Company’s common stock automatically converted into one share of Company common stock.

On November 12, 2013, the Financial Industry Regulatory Authority (“FINRA”) approved the ’ Reverse Stock Split ’ with an effective date of December 11, 2013. All the share amounts in this annual report on Form 10-K reflect the Reverse Stock Split.

On April 23, 2014, MWIP changed its name to Agritek Holdings, Inc. (“AGTK”) to more properly reflect the Company’s current business model.

On May 27, 2014, AVH changed its names to Agritek Venture Holdings, Inc. (“AVHI”).

On August 27, 2014, American Hemp Trading Company changed its name to Prohibition Products, Inc. (“PPI”)

Unless otherwise noted, references in this Form 10-K to “Seraph,” “Commerce Online, Inc.,” “Cannabis Medical Solutions,” “Mediswipe,” the “Company,” “we,” “our” or “us” means Agritek Holdings, Inc.

Description of Business

Agritek’s business plan is to acquire and lease real estate, then lease or sub-lease the real estate to licensed marijuana operators, including providing complete turnkey growing space and related facilities to licensed marijuana growers and dispensary owners. Additionally, the Company offers a variety of services and product lines to the medicinal marijuana sector, including the distribution of hemp- based nutritional products, a line of innovative solutions for electronically processing merchant transactions and recently, the Company began importing and distributing vaporizers and e-cigarettes under the Company’s Mont Blunt brand.

The Company does not grow, harvest, distribute or sell marijuana or any substances that violate the laws of the United States of America.

On March 18, 2014, the Company completed the purchase of 80 acres zoned for agricultural use in Pueblo County, Colorado. The Company plans to lease individual parcels of the 80 acre parcel to fully-licensed and compliant growers and dispensaries within the regulated medicinal and recreational market of Colorado. The Company plans to receive rents and management fees for providing infrastructure, water, electricity, equipment leasing and security services to potential tenants.

On April 28, 2014, the Company entered into a lease agreement for 20 acres of an agricultural farming facility located in South Florida, following the approval of the so-called “Charlotte’s Web” legislation, aimed at decriminalizing low grade marijuana specifically for the use of treating epilepsy and cancer patients. Pursuant to the lease agreement, the Company has a first right of refusal to purchase the property for three years.

On July 11, 2014, the Company signed a 10- year lease agreement for 40 acres in Pueblo, Colorado, now bringing total land holdings in the country’s first recreational cannabis state to over 120 acres zoned for its planned agricultural and cultivation facilities located in Pueblo County, Colorado. The lease requires monthly rent payments of $10,000 during the first year and is subject to a 2% annual increase over the life of the lease. The lease also provides rights to 50 acres of certain tenant water rights for $50,000 annually plus cost of approximately $2,400 annually. The water rights ensure the Company’s non-interruption of operations on behalf of new tenants qualified as fully registered and licensed grow and manufacturing operations.

On November 26, 2014, the Company executed a Real Property Purchase Agreement relating to the acquisition of approximately 3.2 acres for $224,000, in the Apex Industrial Park Complex, otherwise known as Nevada’s “Green Zone”. The Company has also entered into a 99-year lease agreement with My Life Organics, Inc. (“My Life”). Pursuant to the terms and conditions of the lease, My Life will begin paying rent, six months after the Company receives a Certificate of Occupancy and has met all other occupancy conditions, equal to 20% of the gross receipts from the prior month. My Life has been issued a provisional license for cultivation of marijuana to be grown on the Company’s property. The Company also advanced $50,000 to MYLO Construction, LLC (“MYLO”), a newly formed company, to manage the construction of the proposed building. On January 7, 2015, My Life notified the Company that it was terminating the lease with the Company, claiming the Company had defaulted on certain provisions of the lease.

On September 12, 2014, the Company completed the asset acquisition of the entire line of products, technology and customers of Dry Vapes Holdings, Inc. (“Dry Vapes”). Dry Vapes is an importer, marketer and distributor of innovative vaporizers and accessories with over 11,000 social network followers. Dry Vapes has historically sold its product under the logo “DV” on eBay and other websites. The Company, through its wholly owned subsidiary, PPI, plans to develop a full line of products under the “Mont Blunt” brand name and market it to brick and mortar smoke shops nationally.

Through December 31, 2014, we operated in one reportable segment, wholesale sales.

Chill Drinks

On April 13, 2013, the Company entered into a one-year Distribution Agreement with Chill Drinks, LLC (“Chill Drinks”). Chill Drinks has the rights to an energy drink called Chillo Energy Drink (“Chillo”) and a hemp ice tea drink called C+ Swiss Ice Tea (“C+Swiss”). Chillo and C+Swiss are referred to as the Chill Drink Products. Pursuant to the Distribution Agreement, the Company had the exclusive distribution and placement rights of the Chill Drink Products to medical dispensaries. The agreement expired during the year ended December 31, 2014.

Employees

The Company has three full-time employees. The Company relies on several independent contractors and other agreements it has with other companies to provide the services needed. Each management hire has been carefully selected to address immediate needs in particular functional areas, but also with consideration of the Company’s future needs during a period of expected rapid growth and expansion. Value is placed not only on outstanding credentials in specific areas of functional expertise, but also on cross-functionality, a strong knowledge of content acquisition and distribution, along with hands-on experience in scaling operations from initial beta and development stage through successful commercial deployment.

Sales and Marketing Strategy

Agritek’s plan is to gain market share within the medicinal and recreational cannabis industry. Agritek intends to accomplish this by providing infrastructure and turnkey solutions to operators and licensees within legal jurisdictions. Agritek canprovide these operations support with the licensing process, site selection, agriculture planning, build out, equipment leasing/financing, security and oversight by operational expertise. The Company additionally has expanded its product offerings to include a proprietary brand of vaporizers and accessories under its wholly owned subsidiary Prohibition Products Inc. and is planning to enter the edibles and nutraceutical markets through third party licenses.

Competition

There are other companies competing within the recreational cannabis sector including:

Medbox, Inc. (OTCB: MDBX) is seeking to become a dispensary and cultivation infrastructure and licensing specialist, patented technology provider, and partner to the cannabis industry.

Terra Tech Corp (OTCB: TRTC) is integrating the best of the natural world with technology to create sustainable renewable solutions for food production, indoor cultivation, and agricultural research and development.

Cannabics Pharmaceuticals, Inc. (OTCQB: CNBX) is an emerging drug development company focused on the development and commercialization of advanced drugs, therapies, food supplements and administration routes based on the wide range of active ingredients found in diverse and unique strains of the Cannabis plant.

Government Regulation

As of March 31, 2015, there are 23 states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, the federal government regulates drugs through the Controlled Substances Act (“CSA”), which does not recognize the difference between medical and recreational use of cannabis. Under federal law, cannabis is treated like every other controlled substance, such as cocaine and heroin. The federal government places every controlled substance in a schedule, in principle according to its relative potential for abuse and medicinal value. Under the CSA, cannabis is classified as a Schedule I drug, which means that the federal government views medical cannabis as highly addictive and having no medical value. Pursuant to the CSA, it is unlawful for any person (1) to sell or offer for sale drug paraphernalia; (2) to use the mails or any other facility of interstate commerce to transport drug paraphernalia; or (3) to import or export drug paraphernalia.

The extent to which the regulation of drug paraphernalia under the CSA is applicable to our business and the sale of our product is found in the definition of drug paraphernalia. Drug paraphernalia means any equipment, product, or material of any kind which is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing processing, preparing, injecting ingesting, inhaling or otherwise introducing into the human body a controlled substance, possession of which is unlawful. Our products are primarily designed for general agricultural use.

In an effort to provide guidance to federal law enforcement, the Department of Justice (the “DOJ”) has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to enforcement of the CSA but the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent and rational way.

The August 29, 2013, memorandum provides updated guidance to federal prosecutors concerning marijuana enforcement in light of state laws legalizing medical and recreational marijuana possession in small amounts. The memorandum sets forth certain enforcement priorities that are important to the federal government:

•	Distribution of marijuana to children;
•	Revenue from the sale of marijuana going to criminals;
•	Diversion of medical marijuana from states where is legal to states where it is not;
•	Using state authorized marijuana activity as a pretext of other illegal drug activity;
•	Preventing violence in the cultivation and distribution of marijuana;
•	Preventing drugged driving;
•	Growing marijuana on federal property; and
•	Preventing possession or use of marijuana on federal property.

The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but relied on state and local law enforcement to address marijuana activity. If the Department of Justice (the “DOJ”) Guidance Regarding Marijuana Enforcement to all United States Attorneys from Deputy Attorney General David Ogden on October 19, 2009, and from Deputy Attorney General James Cole on June 29, 2011 and again from Deputy Attorney General James Cole on August 29, 2013, were reversed and it was determined that the Company violated the regulation of drug paraphernalia under the CSA, then the Company would need to make appropriate modifications to its products to avoid violation of the CSA. Until Congress amends the CSA with respect to medical marijuana, there is a risk that federal authorities may enforce current federal law. Active enforcement of the current federal regulatory position on cannabis may thus indirectly, adversely and materially affect revenues and profits of the Company. The risk of strict enforcement of the CSA in light of congressional activity, judicial holdings and stated federal policy remains uncertain.

ITEM 1A – RISK FACTORS

You should carefully consider the risks described below, as well as other information provided to you in this document, including information in the section of this document entitled “Forward-Looking Statements.” The risks and uncertainties described below are not the only ones facing the Company. If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected.

Investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. Our business, financial condition and/or results of operation may be materially adversely affected by the nature and impact of these risks. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Risk Related to Our Company

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We incurred a net loss of $2,012,102 and $4,421,662 for the years ending December 31, 2014 and 2013, respectively. Because of our continued operating losses, negative cash flows from operations and working capital deficit, in their report on our financial statements for the year ended December 31, 2014, our independent auditors included an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. We will continue to experience net operating losses in the foreseeable future. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loan from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Federal regulation and enforcement may adversely affect the implementation of medical marijuana laws and regulations may negatively impact our revenues and profits.

Currently, there are 23 states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the Controlled Substances Act (the “CSA”), the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited. Until Congress amends the CSA with respect to medical marijuana, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be facilitating the selling or distribution of drug paraphernalia in violation of federal law. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the Company. The risk of strict enforcement of the CSA in light of congressional activity, judicial holdings and stated federal policy remains uncertain.

Federal authorities have not focused their resources on such tangential or secondary violations of the Act, nor have they threatened to do so, with respect to the leasing of real property or the sale of equipment that might be used by medical cannabis gardeners, or with respect to any supplies marketed to participants in the emerging medical cannabis industry. We are unaware of such a broad application of the CSA by federal authorities, and we believe that such an attempted application would be unprecedented.

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

We transmit and plan to store a large volume of personal information in the course of providing our services. Federal and state laws and regulations govern the collection, use, retention, sharing and security of data that we receive from our customers and their users. Any failure, or perceived failure, by us to comply with U.S. federal or state privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business, operating results and financial condition. Additionally, we may also be contractually liable to indemnify and hold harmless our customers from the costs or consequences of inadvertent or unauthorized disclosure of their customers’ personal data which we store or handle as part of providing our services.

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

In the U.S., we have voluntarily agreed to comply with wireless carrier technological and other requirements for access to their customers’ mobile devices, and also trade association guidelines and codes of conduct addressing the provision of location-based services, delivery of promotional content to mobile devices and tracking of users or devices for the purpose of delivering targeted advertising. We could be adversely affected by changes to these requirements, guidelines and codes, including in ways that are inconsistent with our practices or in conflict with the rules or guidelines in other jurisdictions.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the fourth quarter of fiscal year 2014, management identified material weaknesses in our internal control over financial reporting as discussed in Item 9A of this Annual Report on Form 10-K. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework. We are planning to engage in developing a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and shareholder litigation.

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

“FINRA” has adopted rules that relate to the application of the SEC’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a shareholder’s ability to resell shares of our common stock.

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

Because of the size of our Company and its status as a “penny stock” as well as the current economy and difficulties in companies our size finding adequate sources of funding, we have been forced to raise capital through the issuance of convertible notes and other debt instruments. These debt instruments carry favorable conversion terms to their holders of up to 50% discounts to the market price of our common stock on conversion and in some cases provide for the immediate sale of our securities into the open market. Accordingly, this has caused dilution to our stockholders in 2014 and may for the foreseeable future. As of December 31, 2014, we had approximately $938,721 in convertible debt and potential convertible debt outstanding. This convertible debt balance as well as additional convertible debt we incur in the future will cause substantial dilution to our stockholders.

Because we are quoted on the OTCQB instead of an exchange or national quotation system, our investors may have a tougher time selling their stock or experience negative volatility on the market price of our common stock.

Our common stock is quoted on the OTCQB. The OTCQB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that are quoted on the OTCQB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a smaller reporting company.

ITEM 2. DESCRIPTION OF PROPERTY

Office Space

Effective on April 1, 2013, the Company entered into a three year agreement to rent approximately 2,500 square feet of office space (the “Office Lease”) in Detroit, Michigan. The monthly rent under this lease was $2,200 per month.

Effective August 28, 2013, the Company and the landlord amended the Office Lease allowing the Company to move to a new location in downtown Detroit. The new lease was for 3,657 square feet for monthly rent of $3,047. In November 2013, the Company was notified that the owner of the building (the Company’s landlord) was delinquent in its obligations to the mortgage holder of the building. In January 2014, due to the uncertainty of the Company’s Office Lease in Detroit, Michigan, the Company decided to relocate its administrative offices to West Palm Beach, Florida. Effective April 1, 2014, the Company entered into a rent sharing agreement for the use of 1,300 square feet with a company controlled by the Company’s CFO. The Company has agreed to pay $1,350 per month for the space.

In April 2014, the Company entered into a 10-year sublease agreement for the use of up to 7,500 square feet with a Colorado based oncology clinical trial and drug testing company and facility presently doing cancer research and testing for established pharmaceutical companies seeking FDA approval for new drugs. Pursuant to the lease, as amended, the Company has agreed to pay $3,500 per month for the space, and it will be utilized to market, sell and distribute products to Colorado dispensaries.

Leased Properties

On April 28, 2014, the Company entered into a 10-year lease agreement for 20 acres of an agricultural farming facility located in South Florida following the approval of the so-called “Charlotte’s Web” legislation, aimed at decriminalizing low grade marijuana specifically for the use of treating epilepsy and cancer patients. Pursuant to the lease agreement, the Company has a first right of refusal to purchase the property for three years.

On July 11, 2014, the Company signed a 10-year lease agreement for 40 acres in Pueblo, Colorado. The lease requires monthly rent payments of $10,000 during the first year and is subject to a 2% annual increase over the life of the lease. The lease also provides rights to 50 acres of certain tenant water rights for $50,000 annually plus cost of approximately $2,400 annually. The Company paid the $50,000 in July 2014. The water rights ensure the Company’s non-interruption of operations on behalf of new tenants qualified as fully registered and licensed grow and manufacturing operations.

ITEM 3. LEGAL PROCEEDINGS.

On March 2, 2015, the Company, the Company’s CEO at the time and the Company’s CFO were named in a civil complaint filed by Erick Rodriguez in the District Court in Clark County, Nevada. The complaint alleges that Mr. Rodriguez never received 250,000 shares of Series B preferred stock that were initially approved by the Board of Directors in 2012. Mr. Rodriguez resigned in June 2013, and the Company cancelled the issuance of the shares to Mr. Rodriguez on the Company’s books and records.

On March 20, 2015, Montblanc-Simplo GmbH (“Montblanc”) filed a Combined Notice of Opposition and Petition for Cancellation with the United States Patent and Trademark Office. Montblanc believes that it will be damaged by the registration of the mark MONT BLUNT filed on April 26, 2014 in Application Serial No. 86/263,737 (the “Application”) and by the previously issued U.S. Registration NO. 4,608,789 (the “Registration”). The Company believes that the logos and product of Mont Blunt pursuant to the Registration and Application significantly differ from Montblanc and accordingly does not believe it subjects Montblanc to any damages.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded in the over-the-counter market, and quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “AGTK.”

(a) Market Information

The following table sets forth for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

Period	High	Low
Fiscal Year 2014
First Quarter (January 1, 2014 – March 31, 2014 )	$0.56	$0.20
Second Quarter (April 1, 2014 – June 30, 2014 )	$0.42	$0.22
Third Quarter (July 1, 2014 – September 30, 2014)	$0.26	$0.09
Fourth Quarter (October 1, 2014 – December 31,2014 )	$0.13	$0.05

Fiscal Year 2013
First Quarter (January 1, 2013 – March 31, 2013)	$1.174	$0.196
Second Quarter (April 1, 2013 – June 30, 2013)	$0.549	$0.329
Third Quarter (July 1, 2013 - September 30, 2013)	$0.62	$0.392
Fourth Quarter (October 1, 2013 – December 31, 2013)	$0.397	$0.085

(b) Holders

The number of record holders of our common stock as of March 31, 2015 was approximately 255. This excludes shareholders who hold their stock in street name. The Company estimates that there are over 7,700 stockholders who hold their shares of common stock in street name.

(c) Dividends

The Company did not declare any cash dividends for the years ended December 31, 2014 and 2013. Our Board of Directors does not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

(d) Securities authorized for issuance under equity compensation plans

None

Recent Sales of Unregistered Equity Securities

In January 2014, the Company issued in the aggregate 8,467,388 shares of common stock to Typenex upon the conversion of $523,564 of the Company Note and accrued and unpaid interest of $3,716. The shares were issued at approximately $0.06227 per share.

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

On August 6, 2014, the Company issued 625,978 shares of common stock upon the conversion of $19,933 of principal of the 2014 Company Note and $80,067 of accrued and unpaid interest. The shares were issued at approximately $0.16 per share.

On September 5, 2014, the Company issued 871,460 shares of common stock upon the conversion of $88,804 of principal of the 2014 Company Note and $11,196 of accrued and unpaid interest. The shares were issued at approximately $0.115 per share.

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

On October 13, 2014, the Company issued 562,272 shares of common stock upon the conversion of $38,745 of principal of the 2014 Company Note and $11,255 of accrued and unpaid interest. The shares were issued at approximately $0.089 per share.

On October 21, 2014, the Company issued 2,011,142 shares of common stock upon the conversion of $89,369 of principal of the 2014 Company Note and $10,631 of accrued and unpaid interest. The shares were issued at approximately $0.05 per share.

On October 21, 2014 the Company issued 735,895 shares of common stock to a consultant for investor relation services.

On October 24, 2014, the Company received a payment of $100,000 on notes receivable issued in exchange for convertible promissory note.

On November 11, 2014, the Company issued 1,541,163 shares of common stock upon the conversion of $76,483 of principal of the 2014 Company Note and $147 of accrued and unpaid interest. The shares were issued at approximately $0.05 per share.

On December 5, 2014, the Company issued 1,712,241 shares of common stock upon the conversion of $90,007 of principal of the 2014 Company Note and $9,993 of accrued and unpaid interest. The shares were issued at approximately $0.058 per share.

On December 31, 2014, the Company issued 17,226,778 shares of restricted common stock to Mr. Friedman upon the conversion of 450,000 shares of Class B Preferred Stock.

On December 31, 2014, the Company issued 1,230,484 shares of restricted common stock to Venture Equity upon the conversion of 50,000 shares of Class B Preferred Stock. The Company also issued Venture Equity 444,444 shares of restricted common stock for accrued and unpaid management fees of $40,000 owed to Venture Equity.

On December 31, 2014, the Company issued 277,778 shares of common stock to Jayme Canton upon the conversion of $25,000 of accrued stock compensation.

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

All such shares were issued in reliance on the exemption found in Section 4(a)(2) of the Securities Act of 1933, as amended. Each share recipient was provided with access to information which would be required to be included in a registration statement and such issuances did not involve a public offering.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

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

The independent auditors’ report on our financial statements for the years ended December 31, 2014 and 2013 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 10 to the consolidated financial statements filed herein.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditors have raised a substantial doubt about our ability to continue as a going concern.

Results of Operations

Year ended December 31, 2014 compared to December 31, 2013

Revenues

Revenues for the years ended December 31, 2014 and 2013 were $47,261 and $143,792, respectively, and were comprised of the following:

	Year ended December 31,
	2014	2013
Wellness products	$32,045	$—
Chillo products	15,216	71,114
Cloud-based products	—	22,860
ACS	—	49,818
Total	$47,261	$143,792

During 2013, the Company entered into an exclusive distributorship agreement with Chill Drinks, LLC for sales of Chill Drink’s products to dispensaries. Sales began in April 2013 and ceased upon the termination of the agreement. In April 2013, Alternative Capital Solutions (“ACS”) and the Company terminated their agreements and accordingly, the Company no longer receives fees related to the ACS agreement.

Operating Expenses

Operating expenses were $1,315,676 for the year ended December 31, 2014 compared to $3,898,317 for the year ended December 31, 2013. The expenses were comprised of:

	Year Ended December 31,
Description	2014	2013
Administration and management fees	$314,660	$280,830
Stock compensation expense, management	—	3,129,405
Stock compensation expense, other	379,000	126,542
Professional and consulting fees	107,532	85,762
Bad debt expense	16,654	26,754
Commissions and license fees	8,722	58,871
Advertising and promotional expenses	72,091	15,077
Rent and occupancy costs	76,235	37,195
Leased property for sub-lease	108,163	—
Property and maintenance cost	67,925	—
Travel and entertainment	71,029	—
General and other administrative	93,665	137,881
Total	$1,315,676	$3,898,317

There was no stock compensation expense, management for the year ended December 31, 2014 compared to $3,129,405 for the year ended December 31, 2013. Stock compensation expense, management for the year ended December 31, 2013 was comprised of $2,821,275 of preferred stock compensation related to the 450,000 shares of Class B preferred stock issued to the Company’s CEO, in exchange for the return of 3,033,500 shares of common stock, $124,200 warrant based compensation for the issuance of a warrant to purchase 300,000 shares of common stock to our advisor to the board of directors, $80,000 for the one time issuance of 200,000 shares of common stock to the same advisor and 75,000 shares of common stock (with an additional 25,000 shares to be issued each quarter the advisor continues his relationship with the Company) valued at $22,500. The 2013 expense also includes the amortization of deferred stock compensation of $81,431 from the previous issuance of Series B preferred stock.

Stock compensation expense, other (included in professional and consulting fees) was $379,000 for the year ended December 31, 2014 compared to $126,542 for the year ended December 31, 2013. The 2014 period is comprised of $133,000 to advisories to the board of directors and $246,000 for the issuance of 2,035,895 shares of common stock for services provided.

Stock compensation expense, other (included in professional and consulting fees) for 2013 includes $111,041 for the amortization of deferred stock compensation, and $15,500 for the issuance of 25,000 shares for services provided to the Company.

Professional and consulting fees (excluding stock compensation expense, other) increased to $107,532 for the year ended December 31, 2014 compared to $85,762 for the year ended December 31, 2013 and is comprised of the following:

	Year ended December 31,
	2014	2013
Legal fees	$28,882	$9,735
Property management fees	51,000	—
Consulting fees	—	21,700
Accounting fees	14,050	12,775
Investor relation costs	13,600	41,552
	$107,532	$85,762

The increase in the 2014 period is primarily due to costs associated with the Company’s land acquisition and property management fees.

Commission and licensing fees of $8,722 were incurred for year ended December 31, 2014 compared to commissions of $27,671 for the year ended December 31, 2013. Also included in 2013 were fees of $31,200 pursuant to the ACS Agreement. The decrease in the 2014 period is primarily due to the Company and ACS terminating their agreement in April 2013.

Advertising and promotional expenses increased to $72,091 for the year ended December 31, 2014 compared to $15,077 for the year ended December 31, 2013. The increase of $57,014 was primarily due to the design, launch and marketing of the Company’s Mont Blunt brand.

Rent and occupancy costs were $76,235 for the year ended December 31, 2014 compared to $37,195 for the year ended December 31, 2013. The increase was due primarily to the Company entering into sublease agreement for the use of up to 7,500 square feet of office space that will be utilized to market, sell and distribute products to Colorado dispensaries.

Leased property available for sub-lease and property maintenance costs were $108,163 and $67.925, respectively, for the year ended December 31, 2014. These costs were comprised of $85,246 for leased real estate that the Company plans to lease or sub-lease to licensed marijuana operators, $22,917 for water rights, $15,500 for land surveys and $2,425 on land maintenance. Additionally, the Company expensed $50,000 it had advanced to MYLO Construction for the management and construction of a proposed building in the Apex Industrial Park Complex, otherwise known as Nevada’s “Green Zone”.

General and other administrative costs for the year ended December 31, 2014, were $93,665 compared to $137,881 for the year ended December 31, 2013. Expenses for the year ended December 31, 2014, include a settlement expense of $15,000 related to licensing fees, public company filing and transfer agent fees of $12,236, telephone, internet and web based service costs of $17,225, office and employee moving costs of $9,518, payroll taxes and fees of $6,304, office supply purchases of $11,736 and $21,646 of other general and administrative costs. Expenses for the 2013 period include public company filing and transfer agent fees of $30,770, travel and entertainment costs of $43,071, internet and web based service costs of $26,585, office supplies of $8,661 and $28,794 of other general and administrative costs.

Other Income (Expense), Net

Other expense for the year ended December 31, 2014 was $675,083 compared to $578,321 for the year ended December 31, 2013. Included in other expenses for the 2014 period was income from the decrease on the fair value of derivatives of $30,347 and interest income of $80,206, offset by interest expense of $785,636 related to the 2013 and 2014 Company Notes.

The 2013 expenses were comprised of $299,856 of interest expense and expense from the decrease on the fair value of derivatives of $353,761. Also included in other expenses was a gain on distribution of equity method investee of $67,186 and $8,110 of interest income related to interest collected on notes receivables.

Interest expense was $785,636 for the year ended December 31, 2014 compared to $299,856 for the year ended December 31, 2013. The increase was due to the issuance of various debt instruments from May 2013 through January 2014. A summary of interest expense for each of the periods is as follows:

	Year ended December 31,
	2014	2013
Excess value of common stock issued	$244,135	$—
Interest on face value	133,769	45,875
Additional true-up interest	123,572	—
Amortization of note discount	81,537	185,612
Amortization of OID	167,245	38,808
Beneficial conversion feature	—	29,561
Amortization of deferred financing fees	35,378	—
Total	$785,636	$299,856

Liquidity and Capital Resources.

For the year ended December 31, 2014, net cash used in operating activities was $749,764 compared to $453,355 for the year ended December 31, 2013. The net loss for the year ended December 31, 2014 of $2,012,102 was impacted by stock compensation expense of $379,000 comprised of $133,000 to advisories to the board of directors and $246,000 for the issuance of 2,035,895 shares of common stock for services provided. Non cash interest expense included $363,991 for excess value of common stock issued for convertible notes payable, the amortization of discounts on convertible notes of $248,782 and the amortization of deferred financing fees of $35,379 related to the convertible promissory notes. Additional non-cash expenses for the year ended December 31, 2014 was a write-off to licensing costs of $15,000 and bad debt expense of $16,654, offset by the change in fair value of the derivative liability of $30,347. Changes in operating assets and liabilities included an increase in accounts payable and accrued expenses of $62,063, an increase in deferred compensation of $149,224 and the receipt of tenant deposits of $90,000. These amounts were offset by increases in prepaid expenses of $73,540 and a decrease in inventory of $6,423.

Negative cash flows from operations for 2013 was due to the net loss of $4,421,662 and was impacted by stock and warrant compensation expense of $3,255,947 comprised of $2,821,275 of preferred stock compensation, the amortization of deferred stock compensation of $192,472 from the previous issuance of Series B preferred stock, $124,200 warrant based compensation for issuance of warrants to purchase 300,000 shares of common stock to our advisor to the board of directors, $80,000 for the one time issuance of 200,000 shares of common stock to the same advisor, 75,000 shares of common stock (with an additional 25,000 shares to be issued each quarter the advisor continues his relationship with the Company) valued at $22,500 and $15,500 for the issuance of 25,000 shares for the services provided to the Company. Additional non-cash expenses for the year ended December 31, 2013 were the amortization of the initial discounts of $185,612 on the convertible notes, the initial derivative liability expense and the change in fair market value of the derivatives of $353,761, amortization of deferred financing fees of $38,808 also related to the convertible promissory notes, loss related to the conversion of the contingent liability to common stock of $29,561 and a gain on discontinuance of equity method of $67,186.

During the year ended December 31, 2014, net cash used in investing activities was $532,573 compared to $19,060 for the year ended December 31, 2013. The 2014 period was the result of land acquisition costs of $268,531, investments of $50,000 in non-marketable securities, advances to a related party of $169,573, security deposits paid of $14,700 and the purchase of office furniture of $9,769 and the cash payment portion of $20,000 for the acquisition of Dry Vapes, Holdings, Inc. The net cash used in investing activity for the year ended December 31, 2013 was the result of the acquisition of licensing rights and the purchase of office furniture.

Net cash provided by financing activities was $1,292,000 and $579,500 for the years ended December 31, 2014 and 2013, respectively. The 2014 activity was comprised of proceeds received related to the Typenex notes receivable of $200,000, the issuance of convertible promissory notes of $1,100,000 and the payment of deferred financing fees of $8,000. The 2013 amount was comprised of issuance of convertible promissory notes of $227,500, proceeds of $400,000 related to the Typenex convertible note (see Note 6 to the consolidated financial statements contained herein) and the payment of deferred financing fees of $48,000.

For the year ended December 31, 2014, cash and cash equivalents increased by $9,663 compared to $106,874 for the year ended December 31, 2013. Ending cash and cash equivalents at December 31, 2014 was $118,429 compared to $108,766 at December 31, 2013.

We have cash and cash equivalents on hand to meet our obligations. We presently maintain our daily operations and capital needs through the sale of our products and financings available to us from our lender.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of significant accounting policies are detailed in notes to the financial statements which are an integral component of this annual report on Form 10-K.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (“SAB No. 104”). SAB 104 clarifies application of generally accepted accounting principles related to revenue transactions. The Company also follows the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF Issue No. 00-21”), in arrangements with multiple deliverables.

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

Investment of Non-Marketable Securities

The Company’s investment in non-marketable securities consist of cash investments in a less than 10% interest in privately held companies that provide merchant processing services.

Impartment of Long-Lived Assets and Long-Lived Assets to be Disposed

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

The Company’s financial instruments consist primarily of cash, accounts payable and accrued expenses, and convertible debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of December 31, 2014 there were warrants to purchase 300,000 shares of common stock, the Company’s outstanding convertible debt is convertible into 20,860,466 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

Accounting for Stock-Based Compensation

The Company accounts for stock awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. Stock awards granted to non-employees are valued at their respective measurement dates based on the trading price of the Company’s common stock and recognized as expense during the period in which services are provided.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-12 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2014 disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2014 as described below.

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

We have discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10, DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of directors and executive officers.

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors:

Name	Age	Positions Held and Tenure
Justin Braune	33	Chief Executive Officer, President and Director
Barry Hollander	57	Chief Financial Officer, Secretary, Treasurer and Director

Justin Braune. Mr. Braune became the Chief Executive Officer of the Registrant in March 2015. From 2014 through 2015, Mr. Braune served as the Chief Operating Officer of Voodoo Science, LLC and Vapor Wild. From 2013 through 2014, Mr. Braune served as the Chief of Operations for Veracity Security, a technology company located in San Diego. From 2013 through 2014 Mr. Braune was the Director of Sales at Lear Capital. Since 2010 he owned and operated Braune Enterprises, a real estate and investment brokerage firm. Mr. Braune graduated from the United States Naval Academy with a B.S. degree in electrical engineering and was commissioned as an officer in the U.S. Navy. After earning his master’s degree in nuclear engineering, Mr. Braune operated the nuclear reactors onboard the USS RONALD REAGAN aircraft carrier. He served in the U.S. Navy until 2009 and subsequently earned his MBA at the University of Southern California, Marshall School of Business.

Mr. Braune’s business experience in marketing, sales and technology qualifies him to serve as a member of our board of directors.

Barry S. Hollander. Mr. Hollander has been the Chief Financial Officer of the Registrant since 2011 and has nearly 30 years of business experience including 15 years as Chief Financial Officer of private and public companies. Since 2010 Mr. Hollander has been the CFO of 800 Commerce, Inc., a public company that markets credit card processing services and also has developed on-line portals and mobile applications offering directories of professional service providers. Since 2013 Mr. Hollander has been the CFO and a Director of American Doctors Online (“ADOL”). ADOL, a public company, owns intellectual property related to the delivery of telemedicine. Since 2014, Mr. Hollander has been the Chief Financial Officer of Cabinet Grow, Inc. (“Cabinet Grow”). Cabinet Grow is a public company that custom assembles cabinet based horticultural systems. From 2010 through 2013, Mr. Hollander was the Chief Financial Officer of Quture International, Inc. (formerly known as Techs Loanstar, Inc.), a publicly traded company. From 2006 through 2014, Mr. Hollander was the acting Chief Executive Officer of FastFunds Financial Corporation, a publicly traded company with limited business operations. In 2010, Mr. Hollander formed Venture Equity, LLC which offers financial and business consulting services. Mr. Hollander began his career in 1981 in the accounting department of Macgregor Sporting Goods, and became part of the executive management team. Over his career, Mr. Hollander contributed to acquisitions, mergers assisting company’s preparing to go public and public reporting responsibilities, thereafter. Mr. Hollander has a BS degree from Fairleigh Dickinson University.

Mr. Hollander’s considerable business and financial experience qualifies him to serve as a member of our board of directors.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

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

Under the Code of Ethics, all members of the senior financial management shall:

•	Act honestly and ethically in the performance of their duties at our company,
•	Avoid actual or apparent conflicts of interest between personal and professional relationships,
•	Provide full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications by our company,
•	Comply with rules and regulations of federal, state and local governments and other private and public regulatory agencies that effect the conduct of our business and our financial reporting,
•	Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing the member’s independent judgment to be subordinated
•	Respect the confidentiality of information in the course of work, except when authorized or legally obtained to disclosure such information,
•	Share knowledge and maintain skills relevant to carrying out the member’s duties within our company,
•	Proactively promote ethical behavior as a responsible partner among peers and colleagues in the work environment and community,
•	Achieve responsible use of and control over all assets and resources of our company entrusted to the member, and
•	Promptly bring to the attention of the Chief Executive Officer any information concerning (a) significant deficiencies in the design or operating of internal controls which could adversely affect to record, process, summarize and report financial data or (b) any fraud, whether or not material, that involves management or other employees who have a significant role in our financial reporting or internal controls.

Corporate Governance

During the quarter ended December 31, 2014, there were no material changes to procedures by which security holders may recommend nominees to our board of directors.

We currently have no standing audit, nominating or compensation committees of our board of directors. Our entire board of directors currently performs these functions. The functions of those committees are being undertaken by our officers and directors. Because we do not have any independent directors, our officers and directors believe that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

Director Independence

None of the members of our Board of Directors qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

Our board as a whole considers executive officer compensation, and our entire board participates in the consideration of director compensation. Our board as a whole oversees our compensation policies, plans and programs, reviews and approves corporate performance goals and objectives relevant to the compensation of our executive officers, if any, and reviews the compensation and other terms of employment of our Chief Executive Officer and our other executive officers. Our board also administers our equity incentive and stock option plans, if any.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of such reports, and on written representations from certain reporting persons, the Company believes that, with respect to the fiscal year ended December 31, 2014, each director, executive officer and 10% stockholder made timely filings of all reports required by Section 16 of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

The following tables set forth all of the compensation awarded to, earned by or paid to: (i) each individual serving as our principal executive officer; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2014 and who received in excess of $100,000.

2014 Summary Compensation Table

Name & Principal Position	Year	Salary	Stock Awards	Option Awards	All Other Compensation (2)		Total
B. Michael Friedman (1)	2014	$150,000	$—	$—	$—		$150,000
Former Chief Executive Officer	2013	$153,500	$—	$—	$2,821,275	(2)	$2,974,775

Barry Hollander (3)	2014	$96,000	$—	$—	$—		$96,000
Chief Financial Officer	2013	$96,000	$—	$—	$—		$96,000

(1)	Mr. Friedman resigned as an officer and director of the Company effective March 20, 2015. Includes $80,082 (2014) and $32,347 (2013) expensed (unpaid) to our CEO as deferred compensation authorized by the Board of Directors of the Company.
(2)	Relates to the issuance of 450,000 shares of Class B Preferred Stock and includes the accounting value of the excess shares on an as if converted basis, over the 3,033,500 shares of common stock Mr. Friedman returned to the Company.
(3)	Mr. Hollander’s 2014 and 2013 salary includes $40,000 and $60,000 of unpaid and accrued expenses to be paid in restricted shares of common stock, based on the market value of the common stock at the end of the period. The Company issued 545,454 shares of common stock in January 2014 for the 2013 accrued expenses of $60,000 and 444,444 shares of common stock on December 31, 2014 for the 2014 accrued expenses of $40,000. The shares were issued at $0.09 and $0.11 per share, respectively, the market price of the common stock when issued.

We do not presently have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our directors and officers.

Employment Agreements; Termination of Employment and Change of Control Arrangements

There are no current employment agreements between the Company and our executive officers or understandings regarding future compensation. There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the summary compensation table set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a changing in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards during 2014, or holds exercisable or unexercisable options, as of December 31, 2014.

Long-Term Incentive Plans

There are no arrangements or plans in which the Company would provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of our Board of Directors. The Board as a whole determines executive compensation.

Director Compensation

We do not pay fees to our directors for attendance at meetings of the board; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of March 31, 2015 by: (1) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock; (2) each of the named executive officers as defined in Item 402(m)(2); (3) each of the Company’s directors; and (4) all of the Company’s executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

	Common Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
B. Michael Friedman (2) 319 Clematis St., Suite 1008 West Palm Beach, FL 33401	19,026,778	16%

Justin Braune 5180 Pickford Street Los Angeles, CA 90019	15,000,000	12.8%

Barry Hollander 319 Clematis St., Suite 1008 West Palm Beach, FL 33401	2,220,382	1.9%

All directors and executive officers as a group – 2 persons	17,220,382	30.0%

(1)	Based on a total of an aggregate of 117,166,406 shares of common stock outstanding.
(2)	Mr. Friedman resigned as an officer and director of the Company effective March 20, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Management fees

Effective January 1, 2013, the Company has agreed to annual compensation of $150,000 for the CEO and $96,000 for the CFO. For 2013, the Company and the CFO agreed that $3,000 per month will be paid in cash and $5,000 per month will be paid in restricted shares of common stock. For 2014, the Company and the CFO agreed that up to $5,000 per month can be paid in cash and the balance in restricted shares of common stock. For the years ended December 31, 2014 and 2013, the Company expensed $246,000 and $249,500 included in Administrative and Management Fees in the Consolidated Statements of Operations, included herein. In June 2013, Mr. Friedman and the Company, agreed to exchange 3,033,500 shares of common stock in partial consideration for the issuance of 450,000 shares of Class B Preferred Stock. The Company reduced accrued compensation of Mr. Friedman by $100,022 and recognized stock compensation expense of $2,821,275. As of December 31, 2014, the Company owed the CEO $63,332 and the CFO $1,549 included in deferred compensation on the Company’s consolidated balance sheet.

On January 13, 2014, the Company issued 545,454 shares of common stock to Venture Equity, LLC, (“Venture Equity”) a Florida limited liability Company, controlled by the Company’s CFO, upon the conversion of $60,000 of accrued management fees. The shares were issued at $0.11 per share, the market price of the common stock on December 31, 2013. On December 31, 2014, the Company issued 444,444 shares of restricted common stock to Venture Equity, upon the conversion of $40,000 of accrued and unpaid management fees as of December 31, 2014 the date on which the board of directors approved the issuance. The shares were issued at $0.09 per share, the average market price of the common stock for the period.

On December 31, 2014, the Company issued 17,226,778 shares of restricted common stock to Mr. Friedman upon the conversion of 450,000 shares of Class B Preferred Stock.

On December 31, 2014, the Company issued 1,230,484 shares of restricted common stock to Venture Equity upon the conversion of 50,000 shares of Class B Preferred Stock.

In August 2012, the Company issued 250,000 shares of Class B Preferred Stock to the President, valued at $177,667 and recorded the amount as deferred stock compensation to be amortized over one year. As of June 13, 2013, the Company accepted the resignation of Mr. Rodriguez as an Officer and Director of the Company. The Company has cancelled the Preferred Stock and returned the shares to the treasury of the Company for failure to complete the Employment Agreement and SweetMD transaction. Therefore, the Company stopped amortizing the deferred compensation during the quarter ended June 30, 2013, and recorded an entry to eliminate the remaining unamortized compensation of $29,611 with the corresponding entry to additional paid in capital. For the years ended December 31, 2013, the Company amortized $81,431.

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

Also in December 2011, the Company agreed to pay an additional $50,000 in common stock, which is included in accounts payable and accrued expenses on the December 31, 2014 and 2013 balance sheets.

Amounts Due from 800 Commerce, Inc.

As of December 31, 2012, the Company owned 6,000,000 shares of 800 Commerce’s common stock, representing approximately 32% of 800 Commerce’s outstanding common stock. Effective September 4, 2013, Agritek distributed the 6,000,000 shares of the Company’s common stock to their shareholders of record as of September 3, 2013. The Company and 800 Commerce are commonly controlled due to common management and board members. 800 Commerce, a commonly controlled entity, owes Agritek $236,759 and $74,895 as of December 31, 2014 and December 31, 2013, respectively, as a result of advances received from Agritek. These advances are non-interest bearing and are due on demand and are included in amounts due related parties on the December 31, 2014, balance sheet herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by D. Brooks and Associates CPA’s P.A. for the years ended December 31, 2014 and 2013.

	2014	2013
Audit Fees	$14,050	$12,775
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$14,050	$12,775

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board. All audit and permissible non-audit services provided by the auditors with respect to 2014 and 2013 were pre-approved by the board of directors.

PART IV

ITEM 15. EXHIBITS AND REPORTS.

(a)	1.	Financial Statements

		The consolidated financial statements and Report of Independent Registered Public Accounting Form are included on pages F-1 through F-xx

	2.	Financial Statement Schedules

		All schedules for which provisions made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description of Exhibit
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Labels Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Agritek Holdings, Inc.

By:	/s/ Justin Braune
Justin Braune
Chief Executive Officer and President

Date:	April 15, 2015

By:	/s/ Barry Hollander
Barry Hollander
Chief Financial Officer

Date:	April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Braune	Chief Executive Officer, President and Director (principal executive officer)	April 15, 2015
Justin Braune

/s/ Barry Hollander	Chief Financial Officer and Director (principal financial officer and principal accounting officer)	April 15, 2015
Barry Hollander

AGRITEK HOLDINGS, INC.

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Agritek Holdings, Inc.

We have audited the accompanying balance sheets of Agritek Holdings, Inc. as of December 31, 2014, and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended. Agritek Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Agritek Holdings, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

D. Brooks and Associates CPA’s, P.A.

West Palm Beach, Florida

April 14, 2015

AGRITEK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

ASSETS

Current Assets:
Cash and cash equivalents	$118,429	$108,766
Accounts receivable, net	173	14,747
Inventory	42,061	41,333
Notes receivable	400,000	200,000
Interest receivable	28,954	—
Deferred financing costs	1,518	18,896
Due from related party	236,759	67,186
Prepaid assets and other	44,586	—
Total current assets	872,480	450,928

Licensing rights	—	15,000
Other	15,525	825
Goodwill	192,849	—
Property and equipment, net of accumulated depreciation of $1,976 (2014) and $187 (2013)	366,122	3,873
Investments in non-marketable securities	50,000	—

Total assets	$1,496,976	$470,626

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$242,857	$207,313
Deferred compensation	81,661	32,437
Note payable, current portion	34,300	—
Tenant deposits	90,000	—
Convertible debt, net of discount of $81,537 (2013)	—	53,463
Convertible note payable, net of discounts of $22,755 (2014) and $40,000 (2013)	1,233,903	557,500
Derivative liabilities	—	486,160
Total current liabilities	1,682,721	1,336,873

Note payable, net of current portion	51,450	—

Total liabilities	1,734,171	1,336,873

Commitments and Contingencies

Stockholders' Deficit:
Series B convertible preferred stock, $0.0001 par value; 1,000,000 shares authorized, -0- (2014) and 1,000,000 (2013) shares issued and outstanding	—	100
Common stock, $.0001 par value; 250,000,000 shares authorized; 93,500,420 (2014) shares and 45,655,245 (2013) shares issued and outstanding	9,351	4,566
Additional paid-in capital	11,084,504	8,448,035
Accumulated deficit	(11,331,050)	(9,318,948)
Total stockholders' deficit	(237,195)	(866,247)

Total liabilities and stockholders' deficit	$1,496,976	$470,626

See accompanying notes to consolidated financial statements.

AGRITEK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2014	2013

Product revenue	$47,261	$71,114
Fee revenue, net	—	72,678
Total revenue	47,261	143,792
Cost of revenue	68,604	88,816

Gross profit (loss)	(21,343)	54,976

Operating Expenses:
Administrative and management fees (including $3,129,405 of stock based compensation for year ended December 31, 2013)	314,660	3,410,235
Professional and consulting fees (including stock compensation expense of $379,000 for the year ended December 31, 2014 and $126,542 for the year ended December 31, 2013)	486,532	212,304
Bad debt expense	16,654	26,754
Commissions and license fees	8,722	58,871
Rent and other occupancy costs	76,235	37,195
Leased property expense	108,163	—
Advertising and promotion	72,091	15,077
Property maintenance costs	67,925	—
Travel and entertainment	71,029	—
Other general and administrative expenses	93,665	137,881

Total operating expenses	1,315,676	3,898,317

Operating loss	(1,337,019)	(3,843,341)

Other Income (Expense):
Interest income	80,206	8,110
Interest expense	(785,636)	(299,856)
Derivative liability (expense) income	30,347	(353,761)
Gain on distribution of interest in unconsolidated investee	—	67,186

Total other expense, net	(675,083)	(578,321)

Net loss	$(2,012,102)	$(4,421,662)

Basic and diluted loss per share	$(0.03)	$(0.10)

Weighted average number of common shares outstanding Basic and diluted	64,028,715	45,982,199

See accompanying notes to consolidated financial statements.

AGRITEK HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

			Series B		Additional	Deferred		Total
	Common stock		Preferred stock		Paid-in	stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficiency
Balances, January 1, 2013	46,663,216	$4,666	800,000	$80	$4,871,950	$(222,083)	$(4,897,286)	$(242,673)

Common stock issued for services	300,000	30	—	—	117,970	—	—	118,000

Common stock issued upon conversion of convertible debt and accrued interest	1,550,529	155	—	—	228,545	—	—	228,700

Reclassification of embedded derivatives upon conversion of convertible debt	—	—	—	—	133,691	—	—	133,691

Common stock issued upon settlement of litigation contingency and accrued interest	175,000	18	—	—	50,147	—	—	50,165

Amortization of deferred stock compensation	—	—	—	—		192,472	—	192,472

Cancellation of preferred stock	—	—	(250,000)	(25)	(29,586)	29,611	—	—

Issuance of preferred stock in exchange for common stock, satisfaction of deferred compensation liability and services	(3,033,500)	(303)	450,000	45	2,921,558	—	—	2,921,300

Options to purchase common stock issued for services	—	—	—	—	124,200	—	—	124,200

Loss on settlement of contingent litigation liability	—	—	—	—	29,561	—	—	29,561

Net loss	—	—	—	—	—	—	(4,421,662)	(4,421,662)

Balances, December 31, 2013	45,655,245	4,566	1,000,000	100	8,448,035	—	(9,318,948)	(866,247)

Issuance of common stock upon conversion of preferred stock	25,230,650	2,523	(1,000,000)	(100)	(2,423)	—	—	—

Common stock issued upon conversion of convertible debt and accrued interest	17,395,673	1,740	—	—	1,549,602	—	—	1,551,341

Common stock issued for services	2,185,895	219	—	—	278,781	—	—	279,000

Common stock issued upon settlement of accounts payable	543,059	54	—	—	74,946	—	—	75,000

Common stock issued upon settlement of deferred compensation, related party	989,898	99	—	—	99,901	—	—	100,000

Common stock issued for acquisition	1,500,000	150	—	—	179,850	—	—	180,000

Reclassification of embedded derivatives upon conversion of convertible debt	—	—	—	—	455,813	—	—	455,813

Net loss	—	—	—	—	—	—	(2,012,102)	(2,012,102)

Balances, December 31, 2014	93,500,420	$9,351	—	$—	$11,084,504	$—	$(11,331,050)	$(237,195)

See accompanying notes to consolidated financial statements.

AGRITEK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(2,012,102)	$(4,421,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	379,000	118,000
Amortization of deferred stock compensation	—	192,472
Preferred stock issued for services	—	2,821,275
Fair value of stock options issued	—	124,200
Amortization of deferred financing costs	35,379	38,808
Depreciation	1,789	187
Non cash interest expense for excess value of common stock issued for convertible notes payable	363,991
Amortization of discounts on convertible notes	248,782	185,612
Write off of licensing costs	15,000	—
Change in fair values of derivative liabilities	(30,347)	38,493
Loss on settlement of contingent litigation liability	—	29,561
Bad debt expense	16,654	26,754
Initial derivative liability expense on convertible notes	—	315,268
Gain on distribution of interest in unconsolidated investee	—	(67,186)
Changes in operating assets and liabilities:
(Increase) decrease in :
Accounts receivable	(2,080)	(825)
Inventory	6,423	(41,333)
Prepaid assets and other	(73,540)	(27,368)
Increase in:
Accounts payable and accrued expenses	62,063	122,599
Deferred compensation	149,224	91,579
Tenant deposits	90,000	—
Net cash used in operating activities	(749,764)	(453,566)

Cash flows from investing activities:
Acquisition of licensing rights	—	(15,000)
Land acquisition costs	(268,531)	—
Purchase of equipment and furniture	(9,769)	(4,060)
Advances to related party	(169,573)	—
Investments in non-marketable securities	(50,000)	—
Cash payment portion of acquisition	(20,000)
Security deposits paid	(14,700)	—
Net cash used in investing activities	(532,573)	(19,060)

Cash flows from financing activities:
Payments received on notes receivable issued for convertible debt	200,000	—
Proceeds from issuance of convertible debt	1,100,000	627,500
Payment of deferred financing costs	(8,000)	(48,000)
Net cash provided by financing activities	1,292,000	579,500

Net increase in cash and cash equivalents	9,663	106,874

Cash and cash equivalents, Beginning	108,766	1,892

Cash and cash equivalents, Ending	$118,429	$108,766

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Schedule of non-cash, investing and financing activities:
Conversion of notes payable and interest into common stock	$1,551,341	$228,700
Conversion of litigation contingency liability into common stock	$—	$50,165
Conversion of deferred compensation into common stock	$100,000	$100,025
Reclass of derivative liabilities to additional paid in capital upon conversion of convertible notes	$—	$133,691
Conversion of accounts payable and accrued expenses into common stock	$75,000	$—
Issuance of note payable for land acquisition	$85,750	$—

Common stock issued for acquisition	$180,000	$—
Cash paid for acquisition	20,000	—
Total consideration for acquisition	200,000	—
Allocation of purchase price to inventory	(7,151)	—
Allocation of purchase price to goodwill	(192,849)	—
Cash acquired	$—	$—

See accompanying notes to consolidated financial statements.

AGRITEK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization

Business

Agritek Holdings, Inc. (the “Company” or “Agritek”), formerly known as Mediswipe, Inc., and its wholly owned subsidiary, Agritek Venture Holdings, Inc. (“AVHI”), acquires and leases real estate to licensed marijuana operators, including providing complete turnkey growing space and related facilities to licensed marijuana growers and dispensary owners. Additionally, the Company offers a variety of services and product lines to the medicinal marijuana sector including the distribution of hemp based nutritional products, a line of innovative solutions for electronically processing merchant transactions and recently, the Company began importing and distributing vaporizers and e-cigarettes under the Company's Mont Blunt brand.

The Company does not grow, harvest, distribute or sell marijuana or any substances that violate the laws of the United States of America.

On March 18, 2014, the Company completed the purchase of 80 acres zoned for agricultural use in Pueblo County, Colorado. The Company plans to lease individual parcels of the 80 acre parcel to fully-licensed and compliant growers and dispensaries within the regulated medicinal and recreational market of Colorado. The Company plans include receiving rents and management fees for providing infrastructure, water, electricity, equipment leasing and security services. As of March 31, 2015, the Company has not realized any revenue from the property.

On April 28, 2014, the Company executed and closed a lease agreement for 20 acres of an agricultural farming facility located in South Florida following the approval of the so-called “Charlotte’s Web” legislation, aimed at decriminalizing low grade marijuana specifically for the use of treating epilepsy and cancer patients.  Pursuant to the lease agreement, through November 1, 2014, the Company had an option to purchase the land for $1,100,000, which it did not exercise, and maintains a first right of refusal to purchase the property for three years. As of March 31, 2015, the Company has not realized any revenue from the property.

On July 11, 2014, the Company signed a ten year lease agreement for 40 acres in Pueblo, Colorado, now bringing total land holdings in the country's first recreational cannabis state to over 120 acres zoned for its planned agricultural and cultivation facilities located in Pueblo County, Colorado. The lease requires monthly rent payments of $10,000 during the first year and is subject to a 2% annual increase over the life of the lease. The lease also provides rights to 50 acres of certain tenant water rights for $50,000 annually plus cost of approximately $2,400 annually. The water rights ensure the Company’s non-interruption of operations on behalf of new tenants qualified as fully registered and licensed grow and manufacturing operations. As of March 31, 2015, the Company has not realized any revenue from the property.

On July 26, 2014, the Company executed a Real Property Purchase Agreement to acquire approximately 3.2 acres for $224,000, in the Apex Industrial Park Complex, otherwise known as Nevada “Green Zone”. The Company had also entered into a 99 year lease agreement with My Life Organics, Inc. (“My Life”). My Life has been issued a provisional license for cultivation of marijuana to be grown on the Company’s property. The closing of the property occurred in November 2014 and the Company also advanced $50,000 to MYLO Construction, LLC (“MYLO”), a newly formed Company to manage the construction of the proposed building. The Company expensed the $50,000 advanced to MYLO during the year ended December 31, 2014. On January 7, 2015, My Life notified the Company that it was terminating the lease with the Company, claiming the Company has defaulted on certain provisions of the lease.

On September 12, 2014, the Company completed the asset acquisition of the entire line of products, technology and customers of Dry Vapes Holdings, Inc. (“Dry Vapes”). Dry Vapes is an importer, marketer and distributor of innovative vaporizers and accessories with over 11,000 social network followers. Dry Vapes has historically sold its’ product under the logo DV on eBay and other websites. The Company, under its’ wholly owned subsidiary Prohibition Products, Inc. (“PPI”) plans to develop a full line of products under the "Mont Blunt" brand name and market it to brick and mortar smoke shops nationally. See Note 4.

The Company is continuing its focus to acquire real property through purchase or lease, and subsequently lease the real estate to licensed marijuana and/or dispensary owners.

Note 2 – Summary of Significant Account Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the consolidated accounts of Agritek and its’ wholly owned subsidiaries AVHI and PPI. PPI, a Florida corporation, was originally formed on July 1, 2013 as The American Hemp Trading Company, Inc. (“AHTC”) and on August 27, 2014, AHTC changed its’ name to PPI. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents.

Accounts Receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of December 31, 2014, based on the above criteria, the Company has an allowance for doubtful accounts of $43,408.

Inventory

Inventory consists of finished goods and is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management analysis or inventory levels and future sales forecasts.

Deferred Financing Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method through the maturities of the related debt.

Investment of Non-Marketable Securities

The Company’s investment in non-marketable securities consist of cash investments in a less than 10% interest in privately held companies that provide merchant processing services.

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

Office equipment, furniture and vehicles           5 years

The Company's property and equipment consisted of the following at December 31, 2014 and December 31, 2013:

	2014	2013
Land	$354,269	$—
Furniture and Equipment	13,829	4,060
Accumulated depreciation	(1,976)	(187)
Balance	$366,122	$3,873

Depreciation expense of $1,789 and $187 was recorded for the years ended December 31, 2014 and 2013, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the month in which products are shipped or commissions are earned. No revenue has been recognized from leasing arrangements to date.

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of December 31, 2014 there were warrants to purchase 300,000 shares of common stock and the Company’s outstanding convertible debt is convertible into 20,860,466 shares of common stock These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

For the years ended December 31, 2014 and December 31, 2013, the Company recorded stock and warrant based compensation of $379,000 and $118,000, respectively. (See Notes 7 and 8).

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

Advertising

The Company records advertising costs as incurred. For the years ended December 31, 2014 and December 31, 2013, advertising expense was $72,091 and $15,077, respectively.

Note 3 – Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 4 - Acquisition

On September 12, 2014, the Company completed the asset acquisition of the entire line of products, technology and customers of Dry Vapes Holdings, Inc. (“Dry Vapes”). Dry Vapes is an importer, marketer and distributor of innovative vaporizers and accessories with over 11,000 social network followers. Dry Vapes has historically sold its’ product under the logo DV on eBay and other websites. The Company plans to develop a full line of products under the "Mont Blunt" brand name and market it to Brick and Mortar smoke shops nationally in the upcoming months. The company will operate the business under PPI.

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

The fair value of the acquired assets and liabilities, and the resulting amount of goodwill was determined as follows:

Common stock 1,500,000 shares at $0.12 per share	$180,000
Cash	20,000
Total consideration	200,000
Fair value of inventory acquired	(7,151)
Goodwill	$192,849

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

Sales and Accounts Receivable

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the years ended December 31, 2014 and 2013 and the accounts receivable balance as of December 31, 2014:

Customer	Sales % Year Ended December 31, 2013	Sales % Year Ended December 31, 2014	Accounts Receivable Balance as of December 31, 2014
A	34.4%	—	$—
B	21.9%	—	$14,322
C	—	24.7%	$—
D	—	21.5%	$—
E	—	18.2%	$—

Sales to customer B were during the year ended December 31, 2013. The Company has not received payment and has recorded an allowance for doubtful accounts for this amount.

Purchases

For the year end December 31, 2014, the Company’s purchases were from two vendors related to the purchase of our tobacco product line.

Note 6 – Convertible Debt and Note Payable

Convertible Debt

On January 2, 2013, February 11, 2013, April 10, 2013, July 29, 2013 and October 16, 2013, the Company entered convertible note agreements (the “2013 Notes”) with Asher Enterprises, Inc. (“Asher”) for $37,500, $27,500, $27,500, $65,000 and $70,000, respectively. We received net proceeds of $214,000 from the 2013 Notes after debt issuance costs of $13,500 paid for lender legal fees. These debt issuance costs have been amortized over the earlier of the terms of the Note or any redemptions and accordingly $4,511 and $8,989 has been expensed as debt issuance costs (included in interest expense) for the years ended December 31, 2014 and 2013, respectively. There are no remaining debt issuance costs to be amortized.

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

During the year ended December 31, 2014, the Company issued 760,375 shares of common stock in satisfaction of $135,000 of the 2013 Notes and $5,400 of accrued and unpaid interest. The shares were issued at approximately $0.18 per share. The fair value of the derivative liability on the dates of conversion totaling $175,575 was reclassified to paid-in-capital during the year ended December 31, 2014. As of December 31, 2013, the balance of the Asher Notes was carried at $53,463, net of unamortized discounts of $81,537. As of December 31, 2014, the 2013 Asher Notes have been fully satisfied.

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

The Company determined that the conversion feature of the 2013 Company Note represented an embedded derivative since the Note is convertible into a variable number of shares upon conversion. Accordingly, the 2013 Company Note is not considered to be conventional debt under EITF 00-19 and the embedded conversion feature was be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the consolidated balance sheet with since the corresponding amount recorded as an expense

During the year ended December 31, 2013, the Company issued 570,090 shares of common stock in satisfaction of $70,000 of the 2013 Company Note. As of December 31, 2013, the balance of the 2013 Company Note was $557,500, net of unamortized discounts of $40,000.

During the year ended December 31, 2014, the Company issued 9,311,042 shares of common stock in satisfaction of $597,500 of the 2013 Company Note and $46,391 of accrued and unpaid interest. The shares were issued at approximately $0.069 per share. As of December 31, 2014, the 2013 Company Note was fully satisfied.

A summary of the derivative liability balance as of December 31, 2013 and December 31, 2014 is as follows:

	2013	2014
Beginning Balance	$38,590	$486,160
Initial Derivative Liability	542,768	—
Notes Converted	(133,692)	(455,813)
Fair Value Change	38,494	(30,347)
Ending Balance	$486,160	$—

In January 2014, the Company entered into a Secured Promissory Note for $1,660,000 (the “2014 Company Note”) to Tonaquint, Inc. (“Tonaquint”) (the same principals as Typenex) which includes a purchase price of $1,500,000 and transaction costs of $160,000. On January 31, 2014, the Company received $300,000 of the purchase price. Tonaquint also issued to the Company 6 secured promissory notes, each in the amount of $200,000 (the 2014 “Investor Notes”). All or any portion of the outstanding balance of the 2014 Investor Notes may be prepaid, without penalty, along with accrued but unpaid interest at any time prior to maturity. The Company has no obligation to pay Tonaquint any amounts on the unfunded portion of the 2014 Company Note. The 2014 Company Note bears interest at 8% per annum (increases to 22% per annum upon an event of default) and is convertible into shares of the Company’s common stock at Tonaquint’s option at a price of $0.55 per share, exercisable in seven tranches, consisting of a first tranche of $340,000 of principal and any interest, fees costs or charges, and nine additional tranches of $220,000 each, plus any interest, costs, fees or charges.

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

During the year ended December 31, 2014, the Company received an additional $800,000 of the purchase price, and as of December 31, 2014, the balance of the purchase price of $400,000 is included in Notes receivable on the consolidated financial statements included herein, as well as $28,954 of interest receivable. As of December 31, 2014, Tonaquint owes the Company $400,000 of the balance of the 2014 Investor Notes. During the year ended December 31, 2014, the Company issued 7,324,256 shares of common stock in satisfaction of $403,342 of the 2014 Company Note and $123,289 of accrued and unpaid interest. The shares were issued at approximately $0.07 per share. During the year ended December 31, 2014, the Company recorded interest expense of $123,572 and increased accrued interest expense by $123,572 for amounts due Tonaquint, pursuant to the 2014 Company Note. As of December 31, 2014, $1,256,658 of principal and accrued interest of $122,063 is outstanding on the 2014 Company Note, and the principal amount is carried at $1,233,903, net of a remaining note discount of $22,755.

Note Payable

On March 18, 2014, in conjunction with the land purchase of 80 acres in Pueblo County, Colorado, the Company paid $36,000 cash and entered into a promissory note in the amount of $85,750. The promissory note is being amortized on the basis of five (5) years, with principal payments of $17,150 plus interest at 3.5% due annually on December 1 of each year. Payments begin December 1, 2014, and shall be due on the first day of each succeeding December, with any balance of principal and accrued interest due December 1, 2020. The December 1, 2014 payment was not paid. On March 4, 2015, the Company paid $9,000 of the December 1, 2014 amount.

Future principle payments due on the Company’s convertible debt and note payable as of December 31, 2014, are as follows

Twelve months ending December 31,	Amount
2015	$1,290,958
2016	17,150
2017	17,150
2018	17,150
Total debt	1,342,408
Less current portion	1,268,203
Less discounts	22,755
Long term portion	$51,450

Note 7 – Related Party Transactions

Management Fees and Stock Compensation Expense

Effective January 1, 2013, the Company has agreed to annual compensation of $150,000 for its CEO and $96,000 for the CFO. For 2013, the Company and the CFO have agreed that $3,000 per month will be paid in cash and $5,000 per month will be paid in restricted shares of common stock. For 2014, the Company and the CFO agreed that up to $5,000 per month can be paid in cash and the balance in restricted shares of common stock. For the year ended December 31, 2014 and December 31, 2013, the Company expensed $246,000 and $249,500, respectively, included in Administrative and Management Fees in the Consolidated Statements of Operations, included herein. As of December 31, 2014 and 2013, the Company owed the CEO $80,082 and $32,437, respectively, and the CFO $1,549 and $60,000, respectively, included in deferred compensation on the Company’s consolidated balance sheet.

On January 13, 2014, the Company issued 545,454 shares of common stock to Venture Equity, LLC, (“Venture Equity”) a Florida limited liability Company, controlled by the Company’s CFO, upon the conversion of $60,000 of accrued management fees. The shares were issued at $0.11 per share, the market price of the common stock on December 31, 2013, the date on which the board of directors approved the issuance. On December 31, 2014, the Company issued 444,444 shares of restricted common stock to Venture Equity, upon the conversion of $40,000 of accrued and unpaid management fees as of December 31, 2014, the date on which the board of directors approved the issuance. The shares were issued at $0.09 per share, the average market price of the common stock for the period.

In June 2013, Mr. Friedman agreed to exchange 3,033,500 shares of common stock in partial consideration for the issuance of 450,000 shares of Class B preferred stock (see note 8).

On December 31, 2014, the Company issued 17,226,778 shares of restricted common stock to Mr. Friedman upon the conversion of 450,000 shares of Class B Preferred Stock.

On December 31, 2014, the Company issued 1,230,484 shares of restricted common stock to Venture Equity upon the conversion of 50,000 shares of Class B Preferred Stock.

Amounts Due from 800 Commerce, Inc.

800 Commerce, Inc., a commonly controlled entity, owed Agritek $236,759 and $67,186 as of December 31, 2014 and December 31, 2013, respectively, as a result of advances received from or payments made by Agritek on behalf of 800 Commerce. These advances are non-interest bearing and are due on demand and are included in Due from Related Party on the balance sheet herein.

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

On March 31, 2013, the Company agreed to issue 369,928 shares of common stock upon the conversion of the remaining balance of $32,000 of a note payable and accrued and unpaid interest of $6,060.

Previously the Company appointed Mr. James Canton to be an advisor to the Company’s Board of Directors. In April 2013, the Company agreed to issue to Mr. Canton 200,000 shares of common stock, a warrant to purchase 300,000 shares of common stock at an exercise price of $0.50 per share with an expiration date on the third year anniversary of the grant, and $25,000 to be paid in shares of common stock to be issued at the end of each calendar quarter beginning on June 30, 2013 and ending on the earlier of March 31, 2015 (the term of Canton’s advisor role) or the date Canton is no longer serving as an advisor to the board of directors. During the year ended December 31, 2014, the Company issued 543,059 shares of common stock, valued at $75,000 based on the market price of the common stock when issued. The Company included $100,000 in stock based compensation expense for the year ended December 31, 2014. As of December 31, 2014, the Company owed Mr. Canton $25,000, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet herein.

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

On July 22, 2014, the Company issued 150,000 shares of Company common stock to Mr. Bartoletta as an advisor to the Board of the Directors of the Company. The Company recorded an expense of $33,000 (based on the market price of the Company’s common stock of $0.22 per share) and is included in professional and consulting fees in the consolidated statements of operations for the year ended December 31, 2014, respectively.

On August 6, 2014, the Company issued 625,978 shares of common stock upon the conversion of $19,933 of principal of the 2014 Company Note and $80,067 of accrued and unpaid interest. The shares were issued at approximately $0.16 per share.

On September 5, 2014, the Company issued 871,460 shares of common stock upon the conversion of $88,804 of principal of the 2014 Company Note and $11,196 of accrued and unpaid interest. The shares were issued at approximately $0.115 per share.

On September 18, 2014, the Company issued 208,333 shares of common stock to James Canton upon the conversion of $25,000 of accrued stock compensation.

On September 18, 2014, the Company issued 1,300,000 shares of common stock to Philip Johnston pursuant to a consulting agreement for services including but not limited to business modeling and strategies, strategic alliances, introduction to investment bankers, identify property acquisitions for agricultural use in Canada and to identify retail chains/outlets for wellness products throughout Canada. The Company recorded an expense of $156,000 (based on the market price of the Company’s common stock of $0.12 per share) and is included in professional and consulting fees in the consolidated statements of operations for the year ended December 31, 2014, respectively.

On September 18, 2014, the Company issued in the aggregate 1,500,000 shares of common stock pursuant to the APA for the acquisition of Dry Vapes Holdings, Inc. The shares were valued at $0.12 per share.

On October 13, 2014, the Company issued 562,272 shares of common stock upon the conversion of $38,745 of principal of the 2014 Company Note and $11,255 of accrued and unpaid interest. The shares were issued at approximately $0.089 per share.

On October 21, 2014, the Company issued 2,011,142 shares of common stock upon the conversion of $89,369 of principal of the 2014 Company Note and $10,631 of accrued and unpaid interest. The shares were issued at approximately $0.05 per share.

On October 21, 2014 the Company issued 735,895 shares of common stock to a consultant for investor relation services. The Company recorded an expense of $90,000 (based on the market price of the Company’s common stock of approximately $0.12 per share) and is included in professional and consulting fees in the consolidated statements of operations for the year ended December 31, 2014, respectively.

On October 24, 2014, the Company received a payment of $100,000 on notes receivable issued in exchange for convertible promissory note.

On November 11, 2014, the Company issued 1,541,163 shares of common stock upon the conversion of $76,483 of principal of the 2014 Company Note and $147 of accrued and unpaid interest. The shares were issued at approximately $0.05 per share.

On December 5, 2014, the Company issued 1,712,241 shares of common stock upon the conversion of $90,007 of principal of the 2014 Company Note and $9,993 of accrued and unpaid interest. The shares were issued at approximately $0.058 per share.

On December 31, 2014, the Company issued 17,226,778 shares of restricted common stock to Mr. Friedman upon the conversion of 450,000 shares of Class B Preferred Stock.

On December 31, 2014, the Company issued 1,230,484 shares of restricted common stock to Venture Equity upon the conversion of 50,000 shares of Class B Preferred Stock. The Company also issued Venture Equity 444,444 shares of restricted common stock for accrued and unpaid management fees of $40,000 owed to Venture Equity.

On December 31, 2014, the Company issued 277,778 shares of common stock to James Canton upon the conversion of $25,000 of accrued stock compensation.

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

As of December 31, 2014 there were no shares of Class B Preferred Stock outstanding. As of December 31, 2013, the Company had 1,000,000 shares of Class B Preferred Stock outstanding.

Warrants

On April 26, 2013 and in connection with the appointment of Mr. Jayme Canton to the Company’s advisory board, the Company issued a warrant to Mr. Canton to purchase 300,000 shares of common stock. The warrant has an exercise price of $0.50 per share, remains outstanding and expires April 26, 2016.

Note 9 – Income Taxes

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2014 and 2013.

Income tax expense for 2014 and 2013 is as follows:

	2014	2013

Current:
Federal	$—	$—
State	—	—
	—	—
Deferred:
Federal	$(682,302)	$(1,507,050)
State	(72,846)	(160,900)
Change in Valuation allowance	755,148	1,667,949
	$—	$—

The following is a summary of the Company’s deferred tax assets at December 31, 2014 and 2013:

	2014	2013

Deferred Tax Assets:
Net operating losses	$1,005,711	$507,051
Stock compensation	1,491,934	1,349,317
Debt discounts and derivatives	199,228	91,625
Other	20,487	14,220
Net deferred tax assets	2,717,360	1,962,213
Valuation allowance	(2,717,360)	(1,962,213)
	$—	$—

A reconciliation between the expected tax expense (benefit) and the effective tax rate for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013

Statutory federal income tax rate	(34.00%)	(34.00%)
State taxes, net of federal income tax	(3.63%)	(3.63%)
Effect of change in valuation allowance	—	—
Non-deductible expenses	37.63%	37.63%
	0%	0%

As of December 31, 2014, the Company had a tax net operating loss carry forward of approximately $2,681,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

Note 10 – Commitments and Contingencies

Office Space

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

In April 2014, the Company entered into a ten year sublease agreement for the use of up to 7,500 square feet with a Colorado based oncology clinical trial and drug testing company and facility presently doing cancer research and testing for established pharmaceutical companies seeking FDA approval for new drugs. Pursuant to the lease as amended, the Company has agreed to pay $3,500 per month for the space, and it will be utilized to market, sell and distribute products to Colorado dispensaries.

For the years ended December 31, 2014 and 2013, the Company recorded rent expense of $74,936 and $34,954, respectively.

Leased Properties

On April 28, 2014, the Company executed and closed a 10 year lease agreement for 20 acres of an agricultural farming facility located in South Florida following the approval of the so-called “Charlotte’s Web” legislation, aimed at decriminalizing low grade marijuana specifically for the use of treating epilepsy and cancer patients.  Pursuant to the lease agreement, through November 1, 2014, the Company had an option to purchase the land for $1,100,000 (the option has expired) and maintains a first right of refusal to purchase the property for three years. The Company prepaid the first year lease amount of $24,000 and has recorded $25,496 of expense (included in leased property expenses) for the year ended December 31, 2014.

On July 11, 2014, the Company signed a ten year lease agreement for an additional 40 acres in Pueblo, Colorado. The lease requires monthly rent payments of $10,000 during the first year and is subject to a 2% annual increase over the life of the lease. The lease also provides rights to 50 acres of certain tenant water rights for $50,000 annually plus cost of approximately $2,400 annually. The Company paid the $50,000 in July 2014. The water rights ensure the Company’s non-interruption of operations on behalf of new tenants qualified as fully registered and licensed grow and manufacturing operations. The Company has recorded $77,667 of expense for the year ended December 31, 2014 (included in leased property expenses) related to the land and water rights.

Future rent payments for the next five years and thereafter are as follows:

Twelve months ending December 31,	Amount
2015	$255,800
2016	252,488
2017	253,689
2018	259,430
2019	265,542
Thereafter	1,142,416
$2,429,365

Other

On July 1, 2014, the Company, along with its officers and directors and a company controlled by the Company’s CEO at the time, was named in a Summons and Complaint. On July 18, 2014, the parties settled the complaint and paid $16,750 and the Summons and Complaint has been dismissed with prejudice. The Company applied the payment to amounts owed related parties.

Note 11 – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2014 the Company had an accumulated deficit of $11,331,050 and working capital deficit of $810,241. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 12 – Segment Reporting

Description of Segments

During the year ended December 31, 2014, the Company operated in one reportable segment, wholesale sales.

During the year ended December 31, 2013, the Company operated in two reportable segments: accounts receivable financing and wholesale sales. Prior to April 1, 2013, the Company was receiving fees as the agent of record for fees pursuant to the ACS agreement. Beginning April 1, 2013, the Company began wholesaling products (Chillo drinks). The accounting policies of the segments are the same as those described in Note 2.  The Company’s reportable segments are strategic business units that offer products.

Note 13 – Subsequent Events

On January 13, 2015, the Company received $50,000 on notes receivable issued in exchange for a convertible promissory note.

On February 10, 2015, the Company executed a Revenue Participation Agreement with Genie Gateway, for the resale and use of a customized virtual wallet and ecommerce platform to provide cashless merchant and payment services to the healthcare, wellness and unbanked merchants nationally.

On March 2, 2015, the Company and the Company’s CEO, at the time, and the Company’s CFO were named in a civil complaint filed by Erick Rodriguez in the District Court in Clark County, Nevada. The complaint alleges that Mr. Rodriguez never received 250,000 shares of Series B preferred stock that were initially approved by the Board of Directors in 2012. Mr. Rodriguez resigned in June 2013, and the Company cancelled the issuance of the shares to Mr. Rodriguez on the Company’s books and records.

On March 2, 2015, the Company issued a Convertible Promissory Note for $79,000 to Vis Vires Group (“Vis Vires”). The Company received net proceeds of $75,000 after debt issuance costs of $4,000 paid for lender legal fees. The Note matures November 25, 2015 and converts at a 42% discount to the market price as defined in the Note.

On March 17, 2015, the Company announced Mr. Justin Braune will be joining Agritek Holdings on March 20, 2015 as Chief Executive Officer (“CEO”) and President. Mr. Braune will also be joining the Agritek Holdings Board of Directors. B. Michael Friedman resigned his role as CEO and also from the Board of Directors, and was named to the Advisory Board to the Company’s Board of Directors.

On March 19, 2015, the Company received a payment of $50,000 on notes receivable issued in exchange for a convertible promissory note.

On March 20, 2015, Montblanc-Simplo GmbH (“Montblanc”) filed a Combined Notice of Opposition and Petition for Cancellation with the United States Patent and Trademark Office. Montblanc believes that it will be damaged by the registration of the mark MONT BLUNT filed on April 26, 2014 in Application Serial No. 86/263,737 (the “Application”) and by the previously issued U.S. Registration NO. 4,608,789 (the “Registration”). The Company believes that the logos and product of Mont Blunt pursuant to the Registration and Application significantly differ from Montblanc and accordingly does not believe it subjects Montblanc to any damages.

On March 23, 2015, the Company signed an operational and licensing agreement with Green Leaf Farms Holdings Inc. (“Green Leaf”) an 80% owned subsidiary of Player's Network (PNTV) a fully reporting diversified company with holdings in two primary areas, Media and Medical Marijuana. The five year agreement provides for the Company to be the exclusive consultant regarding the build out on behalf of Green Leaf for the 22,000 sq. ft. facility presently under contract for purchase by Green Leaf. Green Leaf presently holds two provisional or "MME" licenses in North Las Vegas for both medicinal cannabis cultivation and production. Under the terms of the agreement, the Company will provide consulting services and specialists related to grow and production, operational build out, equipment lease financing, and an infrastructure funding commitment of up to one million dollars ($1,000,000).  Under the agreement, both Companies expect to complete an approximate 12,000 sq. foot cultivation operation as well as a commercial extraction facility on behalf of Green Leaf. The Company will provide direct to manufacturer relationships with lighting, extraction equipment, chillers and hydroponic equipment, edibles production as well as cultivation specialists. In addition to monthly consulting fees once the facility is operational, the Company will receive licensing fees as the provider of vaporizers, cartridges and infused edibles.

On March 27, 2015, the Company issued a Convertible Promissory Note for $27,000 to GW Holding Group, LLC. On March 31, 2015, the Company received net proceeds of $25,000 after debt issuance costs of $2,000 paid for lender legal fees. The Note matures March 27, 2016 and converts at a 42% discount to the market price as defined in the Note.

March 27, 2015, the Company issued a Convertible Promissory Note for $78,750 to LG Capital Funding, LLC. On March 30, 2015, the Company received net proceeds of $75,000 after debt issuance costs of $3,750 paid for lender legal fees. The Note matures March 27, 2016 and converts at a 42% discount to the market price as defined in the Note.

In March 2015, the Company returned $90,000 of tenant deposits in the aggregate that the Company had received during 2014, for the sublease of certain property within the Company’s 40 acre lease in Pueblo County. In conjunction with the returned deposits, the Company terminated the services of the individual who was previously engaged to manage the property.

On March 30, 2015, the Company issued a Convertible Promissory Note for $27,000 to Service Trading Company, LLC. On April 6, 2015, the Company received net proceeds of $25,000 after debt issuance costs of $2,000 paid for lender legal fees. The Note matures March 30, 2016 and converts at a 42% discount to the market price as defined in the Note.

During the three months ended March 31, 2015, the Company issued the following shares of common stock upon the conversions of portions of the 2014 Company Note (see Note 6):

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued
1/3/15	$65,460	$9,540	$75,000	$.045	1,665,445
1/28/15	$54,123	$8,377	$62,500	$.0334	1,869,190
2/20/15	$55,901	$9,099	$65,000	$.0244	2,668,309
3/13/15	$60,000	$—	$60,000	$.0244	2,463,054
3/31/15	$66,555	$8,445	$75,000	$.0125	5,985,634
	$302,039	$35,461	$337,500		14,651,632

