Form 10-Q
period 2015-03-31
AGRITEK HOLDINGS, INC.
filed 2015-05-18
CIK 1040850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-15673

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

The number of shares outstanding of registrant’s $0.0001 par value Common Stock, as of May 15, 2015, was 134,160,211 shares.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this quarterly report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2014, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with, or furnish to, the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this quarterly report on Form 10-Q, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

AGRITEK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$140,853	$118,429
Accounts receivable, net	662	173
Inventory, net	5,110	42,061
Notes receivable	317,609	400,000
Interest receivable	18,991	28,954
Deferred financing costs	9,708	1,518
Due from related party	267,369	236,759
Prepaid assets and other	18,333	44,586
Total current assets	778,635	872,480

Other	15,525	15,525
Goodwill	—	192,849
Property and equipment, net of accumulated depreciation of $2,423 (2015) and $1,976 (2014)	365,675	366,122
Investments in non-marketable securities	50,000	50,000

Total assets	$1,209,835	$1,496,976

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$384,393	$242,857
Deferred compensation	101,949	81,661
Note payable, current portion	25,300	34,300
Tenant deposits	—	90,000
Convertible debt, net of discounts of $129,355 (2015)	55,395	—
Convertible note payable, net of discounts of $6,011 (2015) and $166,222 (2014)	948,608	1,233,903
Derivative liabilities	136,357	—
Total current liabilities	1,652,002	1,682,721

Note payable, long term	51,450	51,450

Total liabilities	1,703,452	1,734,171

Commitments and Contingencies

Stockholders' Deficit:
Series B convertible preferred stock, $0.0001 par value; 1,000,000 shares authorized, and 1,000,000 shares issued and outstanding	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized; 123,152,050 (2015) shares and 93,500,420 (2014) shares issued and outstanding	12,316	9,351
Additional paid-in capital	11,868,822	11,084,504
Deferred stock compensation	(283,516)	—
Accumulated deficit	(12,091,239)	(11,331,050)
Total stockholders' deficit	(493,617)	(237,195)

Total liabilities and stockholders' deficit	$1,209,835	$1,496,976

See notes to unaudited condensed consolidated financial statements.
1

AGRITEK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Product revenue	$7,221	$19,520
Cost of revenue	3,281	21,159
Gross profit (loss)	3,940	(1,639)

Operating Expenses:
Administrative and management fees (including $16,484 (2015) stock based compensation)	97,693	71,431
Professional and consulting fees (including $25,000 (2014) stock based compensation)	20,588	47,950
Impairment of Goodwill	192,849	—
Reserve for Inventory Loss	32,529	—
Commissions and license fees	—	8,072
Rent and other occupancy costs	15,129	1,929
Leased property expense	54,911	—
Advertising and promotion	7,543	1,000
Travel and entertainment	15,046	—
Other general and administrative expenses	19,984	33,212

Total operating expenses	456,271	163,594

Operating loss	(452,331)	(165,233)

Other Income (Expense):
Interest income	7,646	10,740
Interest expense	(314,893)	(111,455)
Derivative liability (expense) income	(611)	30,347

Total other expense, net	(307,858)	(70,368)

Net loss	$(760,189)	$(235,601)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	100,791,499	56,814,256

See notes to unaudited condensed consolidated financial statements.

AGRITEK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flow from operating activities:
Net loss	$(760,189)	$(235,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for consulting services	—	25,000
Amortization of deferred stock compensation	16,484	—
Amortization of deferred financing costs	1,560	14,340
Impairment of Goodwill	192,849	—
Reserve for Inventory Loss	32,529	—
Depreciation	447	203
Non cash interest expense for excess value of common stock issued for convertible notes payable	149,782	—
Amortization of discounts on convertible notes	23,135	77,833
Change in fair values of derivative liabilities	611	(30,347)
Changes in operating assets and liabilities:
Decrease (increase) in :
Accounts receivable	(489)	(2,536)
Inventory	4,422	13,810
Prepaid assets and other	36,216	(11,200)
Increase (decrease) in :
Accounts payable and accrued expenses	176,999	(50,706)
Tenant deposits	(90,000)	—
Deferred compensation	20,288	76,800
Net cash used in operating activities	(195,356)	(122,405)

Cash flows from investing activities:
Land acquisition costs	—	(40,571)
Advances to related party	(30,610)	(15,708)
Net cash used in investing activities	(30,610)	(56,279)

Cash flows from financing activities:
Payments received on notes receivable issued for convertible debt	82,390	200,000
Proceeds from issuance of convertible debt	175,000	300,000
Payments made on note payable	(9,000)	—
Payment of deferred financing costs	—	(8,000)
Net cash provided by financing activities	248,390	492,000

Net increase in cash and cash equivalents	22,424	313,316

Cash and cash equivalents, Beginning	118,429	108,766

Cash and cash equivalents, Ending	$140,853	$422,082

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Conversion of notes payable and interest into common stock	$337,500	$711,491
Conversion of deferred compensation into common stock	$—	$60,000
Issuance of note payable for land acquisition	$—	$85,750

See notes to unaudited condensed consolidated financial statements.
3

AGRITEK HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2015

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

On July 11, 2014, the Company signed a ten year lease agreement for 40 acres in Pueblo, Colorado, now bringing total land holdings in the country's first recreational cannabis state to over 120 acres zoned for its planned agricultural and cultivation facilities located in Pueblo County, Colorado. The lease requires monthly rent payments of $10,000 during the first year and is subject to a 2% annual increase over the life of the lease. The lease also provides rights to 50 acres of certain tenant water rights for $50,000 annually plus cost of approximately $2,400 annually. The water rights ensure the Company’s non-interruption of operations on behalf of new tenants qualified as fully registered and licensed grow and manufacturing operations. As of March 31, 2015, the Company has not realized any revenue from the property. The Company is currently in default of the lease agreement, as it has not paid March, April and May rent as of May 15, 2015.

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

On February 10, 2015, the Company executed a Revenue Participation Agreement with Genie Gateway, for the resale and use of a customized virtual wallet and ecommerce platform to provide cashless merchant and payment services to the healthcare, wellness and unbanked merchants nationally. The Company has not realized any revenues from the Agreement.

On March 23, 2015, the Company signed an operational and licensing agreement with Green Leaf Farms Holdings Inc. (“Green Leaf”) an 80% owned subsidiary of Player's Network (PNTV) a fully reporting diversified company with holdings in two primary areas, Media and Medical Marijuana. The five (5) year agreement provides for the Company to be the exclusive consultant regarding the build out on behalf of Green Leaf of a 22,000 sq. ft. facility. Green Leaf presently holds two provisional or "MME" licenses in North Las Vegas for both medicinal cannabis cultivation and production. Pursuant to the representations and terms of the agreement the Company will provide consulting services and specialists related to grow and production, operational build out, equipment lease financing, and an infrastructure funding commitment of up to one million dollars ($1,000,000).  Under the agreement, both Companies expect to complete an approximate 12,000 sq. foot cultivation operation as well as a commercial extraction facility on behalf of Green Leaf. The Company will provide direct to manufacturer relationships with lighting, extraction equipment, chillers and hydroponic equipment, edibles production as well as cultivation specialists. In addition to monthly consulting fees once the facility is operational, the Company will receive licensing fees as the provider of vaporizers, cartridges and infused edibles.

Note 2 – Summary of Significant Account Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto. Interim results of operations for the three months ended March 31, 2015 are not necessarily indicative of future results for the full year. Certain amounts from the 2014 period have been reclassified to conform to the presentation used in the current period.

The condensed consolidated unaudited financial statements of the Company include the consolidated accounts of Agritek and its’ wholly owned subsidiaries AVHI and PPI. PPI, a Florida corporation, was originally formed on July 1, 2013 as The American Hemp Trading Company, Inc. (“AHTC”) and on August 27, 2014, AHTC changed its’ name to PPI. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents.

Accounts Receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of March 31, 2015, based on the above criteria, the Company has an allowance for doubtful accounts of $43,408.

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

Property and Equipment

Property and equipment are stated at cost, and except for land, depreciation is provided by use of a straight-line method over the estimated useful lives of the assets. The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. The estimated useful lives of property and equipment are as follows:

Furniture and equipment	5 years

The Company's property and equipment consisted of the following at March 31, 2015 and December 31, 2014:

	2015	2014
Land	$354,269	$354,269
Furniture and equipment	13,829	13,829
Accumulated depreciation	(2,423)	(1,976)
Balance	$365,675	$366,122

Depreciation expense of $447 and $203 was recorded for the three months ended March 31, 2015 and 2014, respectively.

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of March 31, 2015 there were warrants to purchase 300,000 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 103,000,000 shares of common stock These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

For the three months ended March 31, 2015 and March 31, 2014, the Company recorded stock and warrant based compensation of $16,484 and $25,000, respectively. (See Notes 7 and 8).

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

Advertising

The Company records advertising costs as incurred. For the three months ended March 31, 2015 and 2014, advertising expense was $7,543 and $1,000, respectively.

Note 3 – Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 4 – Impairment of Goodwill

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

The Company recorded the acquisition using the acquisition method, which requires the Company to record the acquired assets and assumed liabilities (if any) at their acquisition date fair values and record any excess of the consideration given, including liabilities assumed (if any) over the fair value of the assets acquired as goodwill. The acquired assets consisted solely of inventory. The Company determined the fair value of the inventory acquired on a cost basis. The transaction resulted in the Company recording goodwill of $192,849. Based on events and circumstances occurring during the three months ended March 31, 2015, the Company reviewed the carrying amount of the goodwill, and determined that the carrying amount may not be recoverable and accordingly recognized an impairment loss of $192,849 for the three months ended March 31, 2015. The Company also recorded a reserve for inventory loss of $32,529 for the three months ended March 31, 2015.

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

Sales and Accounts Receivable

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three months ended March 31, 2015 and 2014 and the accounts receivable balance as of March 31, 2015:

Customer	Sales % Three Months Ended March 31, 2014	Sales % Three Months Ended March 31, 2015	Accounts Receivable Balance as of March 31, 2015
A	42%	—	$—
B	20%	—	$—
C	18%	—	$—
D	—	70%	$—
E	—	22%	$180

Purchases

For the three months ended March 31, 2014, 100% of the Company’s purchases were from one vendor related to the purchase of our tobacco product line.

Note 6 – Convertible Debt and Note Payable

2014 Convertible Note

In January 2014, the Company entered into a Secured Promissory Note for $1,660,000 (the “2014 Company Note”) to Tonaquint, Inc. (“Tonaquint”) which includes a purchase price of $1,500,000 and transaction costs of $160,000. On January 31, 2014, the Company received $300,000 of the purchase price. Tonaquint also issued to the Company 6 secured promissory notes, each in the amount of $200,000 (the 2014 “Investor Notes”). All or any portion of the outstanding balance of the 2014 Investor Notes may be prepaid, without penalty, along with accrued but unpaid interest at any time prior to maturity. The Company has no obligation to pay Tonaquint any amounts on the unfunded portion of the 2014 Company Note. The 2014 Company Note bears interest at 8% per annum (increases to 22% per annum upon an event of default) and is convertible into shares of the Company’s common stock at Tonaquint’s option at a price of $0.55 per share, exercisable in seven tranches, consisting of a first tranche of $340,000 of principal and any interest, fees costs or charges, and nine additional tranches of $220,000 each, plus any interest, costs, fees or charges.

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

During the year ended December 31, 2014, the Company received an additional $800,000 of the purchase price and an additional $100,000 (including $17,609 of interest) during the three months ended March 31, 2015. As of March 31, 2015, the balance of the purchase price of $317,609 is included in Notes receivable on the unaudited condensed consolidated financial statements included herein, as well as $18,991 of interest receivable. During the three months ended March 31, 2015, the Company recorded interest expense of $139,888 and increased accrued interest expense by $139,888 for amounts due Tonaquint, pursuant to the 2014 Company Note. As of March 31, 2015, $960,630 of principal and accrued interest of $226,491 is outstanding on the 2014 Company Note, and the principal amount is carried at $954,619, net of a remaining note discount of $6,011.

During the three months ended March 31, 2015, the Company issued the following shares of common stock upon the conversions of portions of the 2014 Company Note:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued
1 /3/15	$65,460	$9,540	$75,000	$.045	1,665,445
1 /28/15	$54,123	$8,377	$62,500	$.0334	1,869,190
2 /20/15	$55,901	$9,099	$65,000	$.0244	2,668,309
3 /13/15	$60,000	$—	$60,000	$.0244	2,463,054
3 /31/15	$66,555	$8,445	$75,000	$.0125	5,985,634
	$302,039	$35,461	$337,500		14,651,632

2015 Convertible Notes

On March 2, 2015, the Company issued a Convertible Promissory Note for $79,000 to Vis Vires Group (“Vis Vires”). The Company received net proceeds of $75,000 after debt issuance costs of $4,000 paid for lender legal fees. The Note matures November 25, 2015 and converts at a 39% discount to the market price as defined in the Note.

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

The debt issuance costs of $9,750 in the aggregate included in the 2015 Convertible Notes, will be amortized over the earlier of the terms of the Note or any redemptions and accordingly $444 has been expensed as debt issuance costs (included in interest expense) for the three months ended March 31, 2015. As of March 31, 2015, $184,750 of principal and accrued interest of $527 is outstanding on the 2015 Convertible Notes, and the principal amount is carried at $55,395, net of a remaining note discount of $129,355.

Among other terms the 2015 Notes are due nine to twelve months from their issuance date, bearing interest at 8% per annum, payable in cash or shares at a conversion price (the “Conversion Price”) for each share of common stock equal to 39% - 42% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten to eighteen trading days immediately preceding the date of conversion. Upon the occurrence of an event of default, as defined in the 2015 Convertible Notes, the Company was required to pay interest at 22% per annum and the holders could at their option declare a Note, together with accrued and unpaid interest, to be immediately due and payable. In addition, the 2015 Convertible Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.

The Company determined that the conversion feature of the 2015 Convertible Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the 2015 Convertible Notes were not considered to be conventional debt under EITF 00-19 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments being recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The embedded feature included in the 2015 Convertible Notes resulted in an initial debt discount and an initial derivative liability of $135,746.

As of March 31, 2015 the Company revalued the embedded conversion feature of the 2015 Convertible Notes. From the dates of issuance of the 2015 Convertible Notes, the Company increased the derivative liability by $611 resulting in a derivative liability of $136,357. The fair value of the 2015 Convertible Notes was calculated at March 31, 2015 based on the average historical effective discounts to market over periods consistent with the terms of the related debt.

A summary of the derivative liability balance as of March 31, 2015 is as follows:

2015
Beginning Balance	$—
Initial Derivative Liability	135,746
Fair Value Change	611
Ending Balance	$136,357

Note Payable

On March 18, 2014, in conjunction with the land purchase of 80 acres in Pueblo County, Colorado, the Company paid $36,000 cash and entered into a promissory note in the amount of $85,750. The promissory note is being amortized on the basis of five (5) years, with principal payments of $17,150 plus interest at 3.5% due annually on December 1 of each year. Payments begin December 1, 2014, and shall be due on the first day of each succeeding December, with any balance of principal and accrued interest due December 1, 2020. On March 4, 2015, and May 4, 2015, the Company paid $9,000 and $2,437, respectively, of the December 1, 2014 amount. The Company owes a balance of $8,150 of the December 2014 amount due.

Note 7 – Related Party Transactions

Management Fees and Stock Compensation Expense

Effective January 1, 2013, the Company agreed to an annual compensation of $150,000 for its CEO, Mr. Michael Friedman (resigned March 20, 2015), and $96,000 for the CFO, Mr. Barry Hollander. For 2014, the Company and the CFO agreed that up to $5,000 per month can be paid in cash and the balance in restricted shares of common stock.

For the three months ended March 31, 2015 and 2014, the Company recorded expenses to its’ officers the following amounts included in Administrative and Management Fees in the condensed consolidated statements of operations, included herein:

	March 31,	March 31
	2015	2014
CEO	$3,846	$—
Former CEO	37,500	37,500
CFO	24,000	24,000
Total	$65,346	$61,500

As of March 31, 2015 and December 31, 2014, the Company owed to its’ officer the following amounts, included in deferred compensation on the Company’s condensed consolidated balance sheet:

	March 31,	December 31,
	2015	2014
Former CEO	$91,219	$80,082
CFO	10,730	1,579
Total	$101,949	$81,661

Effective March 20, 2015, Mr. Justin Braune was named CEO and President. Mr. Braune also was appointed to the Board of Directors. B. Michael Friedman resigned his role as CEO and also from the Board of Directors, and was named to the Advisory Board to the Company’s Board of Directors. The Company agreed to an annual compensation of $100,000 for Mr. Braune in his role of CEO and Director of the company and to issue Braune 15,000,000 shares of restricted common stock. For the three months ended March 31, 2015, the Company has included $3,846 for Mr. Braune’s salary in Administrative and Management Fees in the condensed consolidated statements of operations.

The shares of common stock will vest as follows: 5,000,000, shares on the six month anniversary of the Agreement and 10,000,000 shares on the one year anniversary of the Agreement. The Company valued the 15,000,000 shares of common stock at $300,000 ($0.02 per share, the market price of the common stock) and recorded the $300,000 as deferred stock compensation in the equity section of the balance sheet, and will amortize the deferred stock compensation as the shares of common stock vest. Accordingly, the Company has included $16.484 stock compensation expense. The remaining $283,516 of deferred stock compensation will be expensed over the vesting period.

Amounts Due from 800 Commerce, Inc.

800 Commerce, Inc., a commonly controlled entity, owed Agritek $267,369 and $236,759 as of March 31, 2015 and December 31, 2014, respectively, as a result of advances received from or payments made by Agritek on behalf of 800 Commerce. These advances are non-interest bearing and are due on demand and are included in Due from Related Party on the balance sheet herein.

Note 8 – Common and Preferred Stock

Common Stock

During the three months ended March 31, 2015, the Company issued 14,651,632 shares of common stock in satisfaction of $337,500 of principal and accrued and unpaid interest against the 2014 Company Note (see Note 6).

Warrants

On April 26, 2013 and in connection with the appointment of Mr. James Canton to the Company’s advisory board, the Company issued a warrant to Mr. Canton to purchase 300,000 shares of common stock. The warrant has an exercise price of $0.50 per share, remains outstanding and expires April 26, 2016.

Note 9 – Income Taxes

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at March 31, 2015 and 2014.

As of March 31, 2015, the Company had a tax net operating loss carry forward of approximately $2,681,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

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

For the three months ended March 31, 2015 and 2014, the Company recorded rent expense of $15,129 and $1,929, respectively.

Leased Properties

On April 28, 2014, the Company executed and closed a 10 year lease agreement for 20 acres of an agricultural farming facility located in South Florida following the approval of the so-called “Charlotte’s Web” legislation, aimed at decriminalizing low grade marijuana specifically for the use of treating epilepsy and cancer patients.  Pursuant to the lease agreement the Company maintains a first right of refusal to purchase the property for three years. The Company prepaid the first year lease amount of $24,000 and has recorded $9,561 of expense (included in leased property expenses) for the three months ended March 31, 2015.

On July 11, 2014, the Company signed a ten year lease agreement for an additional 40 acres in Pueblo, Colorado. The lease requires monthly rent payments of $10,000 during the first year and is subject to a 2% annual increase over the life of the lease. The lease also provides rights to 50 acres of certain tenant water rights for $50,000 annually plus cost of approximately $2,400 annually. The Company paid the $50,000 in July 2014. The water rights ensure the Company’s non-interruption of operations on behalf of new tenants qualified as fully registered and licensed grow and manufacturing operations. The Company has recorded $45,350 of expense for the three months ended March 31, 2015 (included in leased property expenses) related to the land and water rights. The Company is currently in default of the lease agreement, as rents for March, April and May 2015 have not been paid.

Other

On March 2, 2015, the Company and the Company’s CEO, at the time, and the Company’s CFO were named in a civil complaint filed by Erick Rodriguez, a former officer of the Company, in the District Court in Clark County, Nevada. The complaint alleges that Mr. Rodriguez never received 250,000 shares of Series B preferred stock that were initially approved by the Board of Directors in 2012. Mr. Rodriguez resigned in June 2013, and the Company cancelled the issuance of the shares to Mr. Rodriguez on the Company’s books and records.

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

Note 11 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2015 the Company had an accumulated deficit of $12,091,239 and working capital deficit of $873,367. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 12 – Subsequent Events

On March 30, 2015, the Company issued a Convertible Promissory Note for $27,000 to Service Trading Company, LLC. On April 6, 2015, the Company received net proceeds of $25,000 after debt issuance costs of $2,000 paid for lender legal fees. The Note matures March 30, 2016 and converts at a 42% discount to the market price as defined in the Note. As the proceeds were not received until April 6, 2015, the Company has not included the resulting transaction on the Company’s balance sheet as of March 31, 2015, presented herein.

On April 14, 2015, the Company appointed Dr. Stephen Holt to the Advisory Board of the Board of Directors of the Company. The Company issued 5,000,000 shares of restricted common stock to Dr. Holt for his appointment.

On May 5, 2015, the Company issued 6,008,171 shares of common stock to Tonaquint in satisfaction of $75,000 of principal and accrued and unpaid interest against the 2014 Company Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended March 31, 2015 and 2014.

The independent auditor’s report on our financial statements for the years ended December 31, 2014 and 2013 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 10 to the unaudited condensed financial statements.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditor has raised substantial doubt about our ability to continue as a going concern.

Results of Operations

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Revenues

Revenues for the three months ended March 31, 2015 and 2014 were $7,221 and $19,520, respectively, and were comprised of the following:

	Three months ended March 31,
	2015	2014
Wellness products	$7,221	$7,178
Chillo products	—	12,342
Total	$7,221	$19,520

Operating Expenses

Operating expenses were $456,271 for the three months ended March 31, 2015 compared to $163,594 for the three months ended March 31, 2014. The expenses were comprised of:

	Three Months Ended March 31,
Description	2015	2014
Administration and management fees	$81,209	$71,431
Stock compensation expense, management	16,484	—
Stock compensation expense, other	—	25,000
Professional and consulting fees	20,588	22,950
Impairment of Goodwill	192,849	—
Reserve for Inventory Loss	32,529	—
Commissions and license fees	—	8,072
Advertising and promotional expenses	7,543	1,000
Rent and occupancy costs	15,129	1,929
Leased property for sub-lease	54,911	—
Travel and entertainment	15,046	17,727
General and other administrative	19,983	15,485
Total	$456,271	$163,594

Stock compensation expense, management was $16,484 for the three months ended March 31, 2015 compared to $0 for the three months ended March 31, 2014. The 2015 amount is comprised of the amortization of restricted common stock issued to our new CEO.

Stock compensation expense, other (included in professional and consulting fees) was $0 for the three months ended March 31, 2015 compared to $25,000 for the three months ended March 31, 2014. The 2014 period is comprised of $25,000 to advisories to the board of directors for the issuance of 56,948 shares of common stock for services provided to the Company.

Professional and consulting fees (excluding stock compensation expense, other) decreased to $20,588 for the three months ended March 31, 2015 compared to $22,950 for the three months ended March 31, 2014 and is comprised of the following:

	Three Months Ended March 31,
	2015	2015
Legal fees	$5,930	$12,000
Property management fees	10,000	2,500
Accounting fees	2,958	6,200
Investor relation costs	1,700	2,250
	$20,588	$22,950

Commission and licensing fees of $0 were incurred for three months ended March 31, 2015 compared to commissions of $8,072 for the three months ended March 31, 2014.

Advertising and promotional expenses increased to $7,543 for the three months ended March 31, 2015 compared to $1,000 for the three months ended March 31, 2014. The increase of $6,543 was primarily due the marketing of the Company’s Mont Blunt brand.

Rent and occupancy costs were $15,129 for the three months ended March 31, 2015 compared to $1,929 for the three months ended March 31, 2014. The increase was due primarily to the Company entering into sublease agreement for the use of up to 7,500 square feet of office space that will be utilized to market, sell and distribute products to Colorado dispensaries.

Leased property available for sub-lease and property maintenance costs were $54,911 for the three months ended March 31, 2015 compared to $0 for the three months ended March 31, 2014. These costs were comprised of $42,411 for leased real estate and $12,500 for water rights that the Company plans to lease or sub-lease to licensed marijuana operators.

General and other administrative costs for the three months ended March 31, 2015, were $19,983 compared to $15,485 for the three months ended March 31, 2014. Expenses for the three months ended March 31, 2015, include property and other taxes of $7,684, filing and transfer agent fees of $2,080, telephone, internet and web based service costs of $3,714, payroll taxes and fees of $1,773, office supply purchases of $1,052 and $3,680 of other general and administrative costs. Expenses for the 2014 period include public company filing and transfer agent fees of $3,503, internet and web based service costs of $2,301, payroll taxes and fees of $2,071, office supply purchased of $2,604 and $5,006 of other general and administrative costs.

Other Income (Expense), Net

Other expense for the three months ended March 31, 2015 was $307,858 compared to $70,368 for the three months ended March 31, 2014. Included in other expenses for the 2015 period was an expense from the increase on the fair value of derivatives of $611 and interest income of $7,646, offset by interest expense of $314,893. Other expense for the 2014 period was income from the decrease on the fair value of derivatives of $30,347 and interest income of $10,740, offset by interest expense of $111,455.

A summary of interest expense for each of the periods is as follows:

	Three months ended March 31,
	2015	2014
Excess value of common stock issued	$149,782	$—
Interest on face value	22,490	15,566
Additional true-up interest	117,926	—
Amortization of note discount	23,135	54,055
Amortization of OID	—	23,778
Beneficial conversion feature	—	3,716
Amortization of deferred financing fees	1,560	14,340
Total	$314,893	$111,455

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2015, we had cash and cash equivalents of $140,853, an increase of $22,424, from $118,429 as of December 31, 2014. At March 31, 2015, we had current liabilities of $1,626,702 compared to current assets of $778,635 which resulted in working capital deficit of $848,067. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt and notes payable.

Operating Activities

For the three months ended March 31, 2015, net cash used in operating activities was $195,356 compared to $122,405 for the three months ended March 31, 2014. The net loss for the three months ended March 31, 2015 of $760,189 was impacted by the impairment of goodwill of $192,849, noncash interest expense of $267,708 for excess value of common stock issued for convertible notes payable, the amortization of discounts on convertible notes of $23,135 amortization of deferred stock compensation of $16,484. and the amortization of deferred financing fees of $1,560 related to the convertible promissory notes. Additional non-cash expenses for the three months ended March 31, 2015 was a reserve for inventory loss of $32,529, the change in fair value of the derivative liability of $611 and depreciation expense of $447. Changes in operating assets and liabilities utilizing cash included an increase in accounts receivable of $489 and the return of $90,000 on tenant deposits. Changes in operating assets and liabilities that reduced cash used in operating activities included an increase in accounts payable and accrued expenses of $59,073, an increase in deferred compensation of $20,228 a decrease in prepaid assets and other of $36,216 and a decrease in inventory of $4,422.

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

Investing Activities

During the three months ended March 31, 2015, net cash used in investing activities was $30,610 compared to $56,279 for the three months ended March 31, 2014. The 2015 period was the result of advances to a related party of $30,610. Net cash used in investing activity for the three months ended March 31, 2014 was the result of land acquisition cost of $40,571 and advances to a related party of $15,708.

Financing Activities

Net cash provided by financing activities was $248,390 and $492,000 for the three months ended March 31, 2015 and 2014, respectively. The 2015 activity was comprised of proceeds received related to the Tonaquint notes receivable of $82,390, the issuance of convertible promissory notes of $175,000 and the payments made on notes payable of $9,000. The 2014 amount was comprised of proceeds received from the issuance of convertible promissory notes of $300,000 and proceeds of $200,000 related to the Typenex note receivable and the payment of deferred financing fees of $8,000.

We do not have cash and cash equivalents on hand to meet our obligations. We presently maintain our daily operations and capital needs through the sale of our products and financings available to us from our lender.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit at March 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

The Company is attempting to produce sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to produce sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds.

The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto. Interim results of operations for the three months ended March 31, 2015 are not necessarily indicative of future results for the full year. Certain amounts from the 2014 period have been reclassified to conform to the presentation used in the current period.

The condensed consolidated unaudited financial statements of the Company include the consolidated accounts of Agritek and its’ wholly owned subsidiaries AVHI and PPI. PPI, a Florida corporation, was originally formed on July 1, 2013 as The American Hemp Trading Company, Inc. (“AHTC”) and on August 27, 2014, AHTC changed its’ name to PPI. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents.

Accounts Receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of March 31, 2015, based on the above criteria, the Company has an allowance for doubtful accounts of $43,408.

Property and Equipment

Property and equipment are stated at cost, and except for land, depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. The estimated useful lives of property and equipment are as follows:

Furniture and equipment	5 years

The Company's property and equipment consisted of the following at March 31, 2015 and December 31, 2014:

	2015	2014
Land	$354,269	$354,269
Furniture and equipment	13,829	13,829
Accumulated depreciation	(2,423)	(1,976)
Balance	$365,675	$366,122

Depreciation expense of $447 and $203 was recorded for the three months ended March 31, 2015 and 2014, respectively.

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of March 31, 2015 there were warrants to purchase 300,000 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 103,000,000 shares of common stock These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

For the three months ended March 31, 2015 and March 31, 2014, the Company recorded stock and warrant based compensation of $16,484 and $25,000, respectively. (See Notes 7 and 8).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 3, 2015, the Company issued 1,665,445 shares of common stock upon the conversion of $75,000 of principal and accrued and unpaid interest on the 2014 Company Note. The shares were issued at approximately $0.045 per share.

On January 28, 2015, the Company issued 1,869,190 shares of common stock upon the conversion of $62,500 of principal and accrued and unpaid interest on the 2014 Company Note. The shares were issued at approximately $0.0334 per share.

On February 10, 2015, the Company issued 2,668,309 shares of common stock upon the conversion of $65,000 of principal and accrued and unpaid interest on the 2014 Company Note. The shares were issued at approximately $0.0244 per share.

On March 13, 2015, the Company issued 2,463,054 shares of common stock upon the conversion of $60,000 of principal on the 2014 Company Note. The shares were issued at approximately $0.0334 per share.

On March 20, 2015, the Company issued 15,000,000 shares of common stock to Justin Braune in connection with an employment and board of directors agreement naming Mr. Braune as Chief Executive Officer, President and a member of our Board of Directors. The shares of common stock will vest as follows: 5,000,000, shares on the six month anniversary of the Agreement and 10,000,000 shares on the one year anniversary of the Agreement.

On March 31, 2015, the Company issued 5,985,634 shares of common stock upon the conversion of $75,000 of principal and accrued and unpaid interest on the 2014 Company Note. The shares were issued at approximately $0.0125 per share.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Convertible Debenture Proceeds

On March 2, 2015, the Company received net proceeds of $75,000 in exchange for 8% interest bearing unsecured convertible promissory note dated February 23, 2015, with a face value of $79,000 to Vis Vires Group (“Vis Vires”), which matures on November 25, 2015. Principal and interest due on the note is convertible into shares of common stock at a 39% discount to the average of the lowest 3 closing bid prices for the 10 days preceding conversion. The note includes prepayment cash redemption penalties between 15% and 35% of outstanding principal and interest, and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least eight times the number of shares required for full conversion of the note and interest.

On March 30, 2015, the Company received proceeds of $75,000 in exchange for an 8% interest bearing unsecured convertible promissory note dated March 27, 2015, with a face value of $78,750 to LG Capital Funding, LLC. The Note matures March 27, 2016. Principal and interest due on the note is convertible into shares of common stock at a 42% discount to the lowest closing bid price for the 18 prior trading days including the conversion date. The note includes prepayment cash redemption penalties between 18% and 48% of outstanding principal and interest, and the debt holder is limited to owning 9.9% of the Company’s issued and outstanding shares. The Company must at all times reserve 27,851,000 shares of common stock for potential conversions.

On March 31, 2015, the Company received net proceeds of $25,000 in exchange for an 8% interest bearing unsecured convertible promissory note dated March 30, 2015, with a face value of $27,000 to GW Holding Group, LLC. The Note matures March 30, 2016. Principal and interest due on the note is convertible into shares of common stock at a 42% discount to the lowest closing bid price for the 18 prior trading days including the conversion date. The note includes prepayment cash redemption penalties between 18% and 48% of outstanding principal and interest, and the debt holder is limited to owning 9.9% of the Company’s issued and outstanding shares. The Company must at all times reserve 9,310,000 shares of common stock for potential conversions.

Common Stock Issuances for Debt Conversions

On January 3, 2015, the Company issued 1,665,445 shares of common stock upon the conversion of $75,000 of principal and accrued and unpaid interest on the 2014 Company Note. The shares were issued at approximately $0.045 per share.

On January 28, 2015, the Company issued 1,869,190 shares of common stock upon the conversion of $62,500 of principal and accrued and unpaid interest on the 2014 Company Note. The shares were issued at approximately $0.0334 per share.

On February 10, 2015, the Company issued 2,668,309 shares of common stock upon the conversion of $65,000 of principal and accrued and unpaid interest on the 2014 Company Note. The shares were issued at approximately $0.0244 per share.

On March 13, 2015, the Company issued 2,463,054 shares of common stock upon the conversion of $60,000 of principal on the 2014 Company Note. The shares were issued at approximately $0.0334 per share.

On March 31, 2015, the Company issued 5,985,634 shares of common stock upon the conversion of $75,000 of principal and accrued and unpaid interest on the 2014 Company Note. The shares were issued at approximately $0.0125 per share.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1*	Form of Convertible Promissory Note by and between Agritek Holdings, Inc. and Vis Vires Group, Inc. dated February 23, 2015.
10.2*	Form of 8% Convertible Redeemable Note by and between Agritek Holdings, Inc. and LG Capital Funding, LLC dated March 27, 2015.
10.3*	Form of 8% Convertible Redeemable Note by and between Agritek Holdings, Inc. and GW Holding Group, LLC dated March 30, 2015.
10.4+	Employment and Board of Directors Agreement effective March 20, 2015 by and between Agritek Holdings, Inc. and Justin Braune (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on March 20, 2015).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 18, 2015

AGRITEK HOLDINGS, INC.

By:   /s/ Justin Braune

Justin Braune

Chief Executive Officer (principal executive officer)

By:   /s/ Barry Hollander

Barry Hollander

Chief Financial Officer (principal financial and accounting officer)

