Form 10-Q
period 2015-06-30
AGRITEK HOLDINGS, INC.
filed 2015-08-14
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑

The number of shares outstanding of the Registrant's $0.0001 par value Common Stock as of August 14, 2015, was 165,756,092 shares

AGRITEK HOLDINGS, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2015

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

AGRITEK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,576	$118,429
Accounts receivable, net	—	173
Inventory, net	5,110	42,061
Notes receivable	317,609	400,000
Interest receivable	25,326	28,954
Deferred financing costs	8,036	1,518
Due from related party	271,369	236,759
Prepaid assets and other	11,166	44,586
Total current assets	640,192	872,480

Other	7,638	15,525
Goodwill	—	192,849
Property and equipment, net of accumulated depreciation of $3,359 (2015) and $1,976 (2014)	364,739	366,122
Investments in non-marketable securities	50,000	50,000

Total assets	$1,062,569	$1,496,976

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$467,983	$242,857
Deferred compensation	46,095	81,661
Note payable, current portion	25,300	34,300
Tenant deposits	—	90,000
Convertible notes payable, net of discount of $107,226 (2015) and $166,222 (2014)	857,652	1,233,903
Derivative liabilities	165,484	—
Total current liabilities	1,562,514	1,682,721

Note payable, long term	49,013	51,450

Total liabilities	1,611,527	1,734,171

Commitments and Contingencies

Stockholders' Deficit:
Series B convertible preferred stock, $0.01 par value; 1,000,000 shares authorized, and 1,000 shares issued and outstanding (2015)	10	—
Common stock, $.0001 par value; 250,000,000 shares authorized; 155,756,092 (2015) and 93,500,420 (2014) shares issued and outstanding	15,576	9,351
Additional paid-in capital	12,562,068	11,084,504
Deferred stock compensation	(190,260)	—
Accumulated deficit	(12,936,352)	(11,331,050)
Total stockholders' deficit	(548,958)	(237,195)

Total liabilities and stockholders' deficit	$1,062,569	$1,496,976

See notes to unaudited condensed consolidated financial statements.
2

AGRITEK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Product revenue	$—	$4,017	$7,221	$23,537
Cost of revenue	—	2,020	3,284	20,602
Gross profit	—	1,997	3,937	2,935

Operating Expenses:
Administrative and management fees (including $93,256 and $109,740 of stock based compensation for the three and six months ended June 30, 2015, respectively)	150,752	75,750	248,445	147,181
Professional and consulting fees (including $344,994 of stock based compensation for the three and six months ended June 30, 2015, respectively, and $25,000 and $50,000 for the three and six months ended June 30, 2014, respectively)	364,169	66,382	384,757	114,332
Impairment of goodwill	—	—	192,849	—
Reserve for inventory loss	—	—	32,529	—
Commissions and license fees	—	90	—	8,162
Rent and other occupancy costs	19,082	24,466	34,211	27,070
Leased property expense	54,911	—	109,822	—
Advertising and promotion	30,212	27,703	37,754	28,703
Property maintenance costs	3,000	9,000	3,000	9,000
Travel and entertainment	9,729	20,473	24,774	38,225
Other general and administrative expenses	24,427	44,119	44,414	61,481

Total operating expenses	656,282	267,983	1,112,555	434,154

Operating loss	(656,282)	(265,986)	(1,108,618)	(431,219)

Other Income (Expense):
Interest income	6,335	94,889	13,981	105,629
Interest expense	(188,169)	(225,232)	(503,062)	(336,687)
Derivative liability (expense) income	(6,992)	—	(7,603)	30,347

Total other expense, net	(188,826)	(130,343)	(496,684)	(200,711)

Net loss	$(845,108)	$(396,329)	$(1,605,302)	$(631,930)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding Basic and diluted	134,505,583	63,023,932	118,232,198	59,934,522

See notes to unaudited condensed consolidated financial statements.

AGRITEK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flow from operating activities:
Net loss	$(1,605,302)	$(631,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for consulting services	100,000	50,000
Stock compensation expense	236,300
Amortization of deferred stock compensation	118,434	—
Amortization of deferred financing costs	5,232	31,657
Impairment of goodwill	192,849	—
Reserve for inventory loss	32,529	—
Depreciation	1,383	850
Non cash interest expense for excess value of common stock issued for convertible notes payable	236,305	—
Amortization of discounts on convertible notes	73,410	192,966
Write off of licensing costs	—	15,000
Change in fair values of derivative liabilities	7,603	(30,347)
Changes in operating assets and liabilities:
Decrease (increase) in :
Accounts receivable	173	(3,319)
Inventory	4,422	(15,322)
Prepaid assets and other	44,935	(117,964)
Increase (decrease) in:
Accounts payable and accrued expenses	284,098	89,425
Deferred compensation	4,434	77,950
Tenant deposits	(90,000)	10,000
Net cash used in operating activities	(353,197)	(331,034)

Cash flows from investing activities:
Land acquisition costs	—	(44,053)
Purchase of equipment and furniture	—	(9,769)
Advances to related party	(34,610)	(51,408)
Investments	—	(50,000)
Security deposits paid	—	(4,700)
Net cash used in investing activities	(34,610)	(159,930)

Cash flows from financing activities:
Payments received on notes receivable issued for convertible debt	82,391	200,000
Proceeds from issuance of convertible debt	200,000	500,000
Payments made on note payable	(11,437)	—
Payment of deferred financing costs	—	(8,000)
Net cash provided by financing activities	270,954	692,000

Net (decrease) increase in cash and cash equivalents	(116,853)	201,036

Cash and cash equivalents, Beginning	118,429	108,766

Cash and cash equivalents, Ending	$1,576	$309,802

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Conversion of notes payable and interest into common stock	$562,500	$784,291
Conversion of deferred compensation into preferred stock (2015) and common stock (2014)	$40,000	$60,000
Issuance of note payable for land acquisition	$—	$85,750

See notes to unaudited condensed consolidated financial statements.
4

AGRITEK HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

Note 1 - Organization

Business

Agritek Holdings, Inc. (the “Company” or “Agritek”), formerly known as Mediswipe, Inc., and its wholly owned subsidiary, Agritek Venture Holdings, Inc. (“AVHI”), acquires and leases real estate to licensed marijuana operators, including providing complete turnkey growing space and related facilities to licensed marijuana growers and dispensary owners. The Company began designing a new vaporizer and plans to be importing and distributing vaporizers and related products under the Company's Prohibition Products brand. In conjunction with the product launch planned during the quarter ending September 30, 2015, the Company is developing a new responsive website and has engaged a marketing firm to design and promote the new line. Additionally, the Company plans to offer a variety of services and product lines to the medicinal marijuana sector including the distribution of hemp based nutritional products, a line of innovative solutions for electronically processing merchant transactions.

The Company does not grow, harvest, distribute or sell marijuana or any substances that violate the laws of the United States of America.

On June 26, 2015, the Company filed with the Delaware Secretary of State the Amended and Restated Designation Preferences and Rights (the “Certificate of Designation”) of Class B Preferred Stock (the “Series B Preferred Stock”). Pursuant to the Certificate of Designation, 1,000 shares constitute the Series B Preferred Stock. The Series B Preferred Stock and any accrued and unpaid dividends thereon shall, with respect to rights on liquidation, winding up and dissolution, rank senior to the Company’s issued and outstanding common stock and Series A preferred stock.

The Series B Preferred Stock has the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future. The Series B Preferred Stock has a right to vote on all matters presented or submitted to the Company’s stockholders for approval in pari passu with the common stockholders, and not as a separate class. The holders of Series B Preferred Stock have the right to cast votes for each share of Series B Preferred Stock held of record on all matters submitted to a vote of common stockholders, including the election of directors. There is no right to cumulative voting in the election of directors. The holders of Series B Preferred Stock vote together with all other classes and series of common stock of the Company as a single class on all actions to be taken by the common stockholders except to the extent that voting as a separate class or series is required by law.

On June 26, 2015, the Company issued 1,000 shares of Series B Preferred Stock to Mr. Friedman resulting in Mr. Friedman having majority control in determining the outcome of all corporate transactions subject to vote (super voting rights, non-convertible securities), including the election of directors of the Company (see Note 8).

On July 1, 2015, the Company’s board of directors authorized an amendment of the Company’s certificate of incorporation, as amended (the “Certificate of Incorporation”), to (i) effect a reverse stock split, at the discretion of Company’s board, to be effected, if at all, prior to September 15, 2015, at a ratio of not less than 1-for-20 and not more than 1-for-100, with the exact ratio, if any, to be determined in the sole discretion of the board, and (ii) increase the Company’s authorized common stock from 250,000,000 shares to 500,000,000 shares. On July 1, 2015, stockholders holding a majority of the Company’s voting power approved these actions. On July 17, 2015, the Company’s board took action by written consent to approve the following actions:

1.	Approve an amendment to Certificate of Incorporation, to increase our authorized common stock from 250,000,000 shares, $0.0001 par value, to 500,000,000 shares, $0.0001 par value (the “Authorized Share Increase Amendment”), and
2.	Approve an amendment to our Certificate of Incorporation to effect a 1-for 50 reverse stock split of our issued and outstanding common stock (the “Reverse Stock Split Amendment” and together with the Authorized Share Increase Amendment, the “Amendments”).

On July 29, 2015, the Company filed a preliminary Schedule 14C Information Statement relating to approval of the above actions.

The Authorized Share Increase and Reverse Stock Split Amendments will become effective on the date that the Company files a certificate of amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware. The Company intends to file the certificate of amendment with the Secretary of State of the State of Delaware promptly after the twentieth (20th) day following the date on which the Information Statement is mailed to the Company’s stockholders.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto. Interim results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of future results for the full year. Certain amounts from the 2014 period have been reclassified to conform to the presentation used in the current period.

The condensed consolidated unaudited financial statements of the Company include the consolidated accounts of Agritek and its wholly owned subsidiaries, AVHI and Prohibition Products, Inc. (“PPI”). PPI, a Florida corporation, was originally formed on July 1, 2013 as The American Hemp Trading Company, Inc. (“AHTC”) and on August 27, 2014, AHTC changed its name to PPI. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents.

Accounts Receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of June 30, 2015, based on the above criteria, the Company has an allowance for doubtful accounts of $44,068.

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

Furniture and equipment 5 years

The Company's property and equipment consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Land	$354,269	$354,269
Furniture and equipment	13,829	13,829
Accumulated depreciation	(3,359)	(1,976)
Balance	$364,739	$366,122

Depreciation expense of $936 and $1,383 was recorded for the three and six months ended June 30, 2015, respectively, compared to $647 and $850 for the three and six months ended June 30, 2014, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Standards Accounting Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASC 605 requires that four basic criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the month in which products are shipped or commissions are earned.

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of June 30, 2015 there were warrants and options to purchase 850,000 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 237,404,476 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

For the three and six months ended June 30, 2015, the Company recorded stock and warrant based compensation of $438,250 and $454,734, respectively compared to $25,000 and $50,000 for the three and six months ended June 30, 2014, respectively. (See Notes 7 and 8).

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

Advertising

The Company records advertising costs as incurred. For the three and six months ending June 30, 2015, advertising expense was $30,212 and $37,754, respectively, compared to $27,703 and $28,703 for the three and six months ended June 30, 2014, respectively.

Note 3 – Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 4 – Impairment of Goodwill

On September 12, 2014, the Company completed the asset acquisition of the entire line of products, technology and customers of Dry Vapes Holdings, Inc. (“Dry Vapes”). Dry Vapes is an importer, marketer and distributor of innovative vaporizers and accessories with over 11,000 social network followers. Dry Vapes has historically sold its product under the logo DV on eBay and other websites. The Company plans to develop a full line of products under the "Mont Blunt" brand name and market it to Brick and Mortar smoke shops nationally in the upcoming months. The company will operate the business under PPI.

The Company recorded the acquisition using the acquisition method, which requires the Company to record the acquired assets and assumed liabilities (if any) at their acquisition date fair values and record any excess of the consideration given, including liabilities assumed (if any) over the fair value of the assets acquired as goodwill. The acquired assets consisted solely of inventory. The transaction resulted in the Company recording goodwill of $192,849. Based on events and changes in circumstances occurring during the six months ended June 30, 2015, the Company reviewed the carrying amount of the goodwill, and determined that the carrying amount may not be recoverable and accordingly recognized an impairment loss of $192,849 for the six months ended June 30, 2015. The Company also recorded a reserve for inventory loss of $32,529 for the six months ended June 30, 2015.

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

Sales and Accounts Receivable

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and six months ended June 30, 2015 and 2014 and the accounts receivable balance as of June 30, 2015:

	2014		2015
Customer	Sales % Three Months Ended June 30,	Sales % Six Months Ended June 30,	Sales % Three Months Ended June 30,	Sales % Six Months Ended June 30,	Accounts Receivable Balance as of June 30, 2015
A	46%	42%	—	—	$—
B	25%	19%	—	—	$—
C	19%	—	—	—	$—
D	—	18%	—	—	$—
E	—	—	—	70%	$180
F	—	—	—	22%	$—

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

Beginning on the date that is six (6) months after the later of (i) the Issuance Date, and (ii) the date the Initial Cash Purchase Price is paid to the Company (the “Initial Installment Date”), and on each applicable Installment Date thereafter, the Company is to pay the Holder, the applicable Installment Amount due on such date. Ten Installment Amounts of $166,000 plus the sum of any accrued and unpaid interest, fees, costs or charges may be made (a) in cash (a “Company Redemption”), (b) by converting such Installment Amount into shares of Common Stock (a “Company Conversion”), or (c) by any combination of a Company Conversion and a Company Redemption so long as the entire amount of such Installment Amount due shall be converted and/or redeemed by the Company on the applicable Installment Date. The 2014 Company Note matured fifteen months after the Issuance Date.

During the year ended December 31, 2014, the Company received an additional $800,000 of the purchase price and an additional $100,000 (including $17,609 of interest) during the six months ended June 30, 2015. As of June 30, 2015, the balance of the purchase price of $317,609 is included in Notes receivable on the unaudited condensed consolidated financial statements included herein, as well as $25,326 of interest receivable. During the three and six months ended June 30, 2015, the Company recorded interest expense of $43,464 and $183,352, respectively, and increased accrued interest expense by $183,552 for amounts due Tonaquint, pursuant to the 2014 Company Note. As of June 30, 2015, $753,128 of principal and accrued interest of $246,446 is outstanding on the 2014 Company Note.

During the six months ended June 30, 2015, the Company issued the following shares of common stock upon the conversions of portions of the 2014 Company Note:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued
1/3/15	$65,460	$9,540	$75,000	$.045	1,665,445
1/28/15	$54,123	$8,377	$62,500	$.0334	1,869,187
2/20/15	$55,901	$9,099	$65,000	$.0244	2,668,309
3/13/15	$60,000	$—	$60,000	$.0244	2,463,045
3/31/15	$66,555	$8,445	$75,000	$.0125	5,985,634
5/5/15	$66,731	$8,269	$75,000	$.0125	6,008,171
6/2/15	$67,277	$7,723	$75,000	$.0095	7,917,238
6/29/15	$67,483	$7,517	$75,000	$.0055	13,678,643
	$503,530	$58,970	$562,500		42,255,672

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

The debt issuance costs of $11,750 in the aggregate included in the 2015 Convertible Notes, will be amortized over the earlier of the terms of the Note or any redemptions and accordingly, $3,271 and $3,715, respectively, has been expensed as debt issuance costs (included in interest expense) for the three and six months ended June 30, 2015. As of June 30, 2015, $211,750 of principal and accrued interest of $4,762 is outstanding on the 2015 Convertible Notes, and the principal amount is carried at $211,750, net of a remaining note discount of $107,226.

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

The Company determined that the conversion feature of the 2015 Convertible Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the 2015 Convertible Notes were not considered to be conventional debt under EITF 00-19 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments being recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The embedded feature included in the 2015 Convertible Notes resulted in an initial debt discount and an initial derivative liability of $157,881.

As of June 30, 2015 the Company revalued the embedded conversion feature of the 2015 Convertible Notes. The fair value of the 2015 Convertible Notes was calculated at June 30, 2015 based on the average historical effective discounts to market over periods consistent with the terms of the related debt.

A summary of the derivative liability balance as of June 30, 2015 is as follows:

2015
Beginning Balance	$—
Initial Derivative Liability	157,881
Fair Value Change	7,603
Ending Balance	$165,484

Note Payable

On March 18, 2014, in conjunction with the land purchase of 80 acres in Pueblo County, Colorado, the Company paid $36,000 cash and entered into a promissory note in the amount of $85,750. The promissory note is being amortized on the basis of five (5) years, with principal payments of $17,150 plus interest at 3.5% due annually on December 1 of each year. Payments begin December 1, 2014, and shall be due on the first day of each succeeding December, with any balance of principal and accrued interest due December 1, 2020. On March 4, 2015, and May 4, 2015, the Company paid $9,000 and $2,437, respectively, of the December 1, 2014 amount. As of June 30, 2015, the balance of note is $74,313, including a past due amount of $5,713 of the December 2014 amount due.

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

For the three and six months ended June 30, 2015 and 2014, the Company recorded expenses to its officers the following amounts included in Administrative and Management Fees in the condensed consolidated statements of operations, included herein:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
CEO	$25,769	$—	$29,615	$—
Former CEO	—	37,500	37,500	75,000
CFO	24,000	24,000	48,000	48,000
Total	$49,769	$61,500	$115,115	$123,000

As of June 30, 2015 and December 31, 2014, the Company owed to its officer the following amounts, included in deferred compensation on the Company’s condensed consolidated balance sheet:

	June 30,	December 31,
	2015	2014
Former CEO	$29,811	$80,082
CFO	16,284	1,579
Total	$46,095	$81,661

Effective March 20, 2015, Mr. Justin Braune was named CEO and President. Mr. Braune also was appointed to the Board of Directors. B. Michael Friedman resigned his role as CEO and also from the Board of Directors, and was named to the Advisory Board to the Company’s Board of Directors. The Company agreed to an annual compensation of $100,000 for Mr. Braune in his role of CEO and Director of the Company and to issue Mr. Braune 15,000,000 shares of restricted common stock. For the three and six months ended June 30, 2015, the Company has included $25,769 and $29,615, respectively, for Mr. Braune’s salary in Administrative and Management Fees in the condensed consolidated statements of operations.

The shares of common stock will vest as follows: 5,000,000, shares on the six month anniversary of the Agreement and 10,000,000 shares on the one year anniversary of the Agreement. The Company valued the 15,000,000 shares of common stock at $300,000 ($0.02 per share, the market price of the common stock) and recorded the $300,000 as deferred stock compensation in the equity section of the balance sheet, and will amortize the deferred stock compensation as the shares of common stock vest. Accordingly, the Company has included $93,256 and $109,740, respectively, for the three and six months ended June 30, 2015 in stock compensation expense. The remaining $190,260 of deferred stock compensation will be expensed over the vesting period.

On April 14, 2015, the Company appointed Dr. Stephen Holt to the Advisory Board of the Board of Directors of the Company. The Company issued 5,000,000 shares of restricted common stock to Dr. Holt for his appointment. The Company valued the 5,000,000 shares of common stock at $100,000 ($0.02 per share, the market price of the common stock on the grant date) and recorded the $100,000 as stock compensation expense for the three and six months ended June 30, 2015. Additionally, the Company agreed the advisor shall receive a non-qualified stock option to purchase 1,000,000 shares (“Option Shares”) of the Company’s common stock at an exercise price equal to $0.05 per share. 400,000 Option Shares vested immediately and the remaining 600,000 Option Shares will vest over 12 months. Accordingly, the Company has recorded $8,694 for the three and six months ended June 30, 2015 in stock compensation expense.

Effective June 26, 2015, the Company issued 1,000 shares of Class B Preferred Stock (super voting rights, non-convertible securities) to Mr. Friedman resulting in Mr. Friedman leaving majority control in determining the outcome of all corporate transactions subject to vote, including the election of directors to the Company (see Note 8).

Amounts Due from 800 Commerce, Inc.

800 Commerce, Inc., a commonly controlled entity, owed Agritek $271,369 and $236,759 as of June 30, 2015 and December 31, 2014, respectively, as a result of advances received from or payments made by Agritek on behalf of 800 Commerce. These advances are non-interest bearing and are due on demand and are included in Due from Related Party on the balance sheet herein.

Note 8 – Common and Preferred Stock

Common Stock

During the six months ended June 30, 2015, the Company issued 42,255,672 shares of common stock in satisfaction of $562,500 of principal and accrued and unpaid interest against the 2014 Company Note (see Note 6).

On March 20, 2015, the Company issued 15,000,000 shares of common stock to the Company’s CEO in connection with an employment and board of director’s agreement naming Mr. Braune as CEO, President and a member of our Board of Directors. The shares of common stock will vest as follows: 5,000,000, shares on the six month anniversary of the Agreement and 10,000,000 shares on the one year anniversary of the Agreement.

On April 14, 2015, the Company appointed Dr. Stephen Holt to the Advisory Board of the Board of Directors of the Company. The Company issued 5,000,000 shares of restricted common stock to Dr. Holt for his appointment.

Warrants and Options

On April 26, 2013, and in connection with the appointment of Mr. Jayme Canton to the Company’s advisory board, the Company issued a warrant to Mr. Canton to purchase 300,000 shares of common stock. The warrant has an exercise price of $0.50 per share, remains outstanding and expires April 26, 2016.

On April 14, 2015, in connection with the appointment of Dr. Stephen Holt to the advisory board, the Company agreed the advisor shall receive a non-qualified stock option to purchase 1,000,000 shares (“Option Shares”) of the Company’s common stock at an exercise price equal to $0.05 per share. The options remain outstanding and expire April 14, 2018.

Preferred Stock

On June 26, 2015, the Company filed with the Delaware Secretary of State the Amended and Restated Designation Preferences and Rights (the “Certificate of Designation”) of Class B Preferred Stock (the “Series B Preferred Stock”). Pursuant to the Certificate of Designation, 1,000 shares constitute the Series B Preferred Stock. The Series B Preferred Stock and any accrued and unpaid dividends thereon shall, with respect to rights on liquidation, winding up and dissolution, rank senior to the Company’s issued and outstanding common stock and Series A preferred stock.

The Series B Preferred Stock has the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future. The Series B Preferred Stock has a right to vote on all matters presented or submitted to the Company’s stockholders for approval in pari passu with the common stockholders, and not as a separate class. The holders of Series B Preferred Stock have the right to cast votes for each share of Series B Preferred Stock held of record on all matters submitted to a vote of common stockholders, including the election of directors. There is no right to cumulative voting in the election of directors. The holders of Series B Preferred Stock vote together with all other classes and series of common stock of the Company as a single class on all actions to be taken by the common stockholders except to the extent that voting as a separate class or series is required by law.

On June 26, 2015, the Company issued 1,000 shares of Class B Preferred Stock. The Company estimated the fair value of the shares of the Series B Preferred Stock (super voting right, non-convertible securities) at $276,300 for purposes of solely determining the proper accounting treatment and valuation in accordance with ASC 820, Fair Value in Financial Instruments. The Company recorded $40,000 as payment towards accrued and unpaid fees owed Mr. Friedman and $236,300 as stock compensation expense.

As of June 30, 2015, the Company had 1,000 shares of Class B Preferred Stock, par value $0.01 outstanding.

Note 9 – Income Taxes

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at June 30, 2015 and 2014.

As of June 30, 2015, the Company had a tax net operating loss carry forward of approximately $2,681,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

Note 10 – Commitments and Contingencies

Effective April 1, 2014, the Company entered into a rent sharing agreement for the use of 1,300 square feet with a company controlled by the Company’s CFO. The Company agreed to pay $1,350 per month for the space.

In April 2014, the Company entered into a ten year sublease agreement for the use of up to 7,500 square feet with a Colorado based oncology clinical trial and drug testing company and facility presently doing cancer research and testing for established pharmaceutical companies seeking FDA approval for new drugs. Pursuant to the lease, as amended, the Company agreed to pay $3,500 per month for the space, and it will be utilized to market, sell and distribute products to Colorado dispensaries.

Effective April 10, 2015, the Company entered into a four month lease agreement for the use of 170 square feet in California, for office space for our CEO. The Company agreed to pay $1,300 for the use of the space.

For the three and six months ended June 30, 2015, the Company recorded rent expense of $19,082 and $34,211, respectively, compared to $24,466 and $27,070, respectively, for the three and six months ended June 30, 2014.

On April 10, 2015, the Company entered into a Consulting Agreement (the “Agreement”) with Windsor McKenna (the “Consultant”). Pursuant to the Agreement, the Consultant will provide professional marketing and strategy consulting services to the Company for a one year period unless terminated by either party with a 30-day written notice. The Company will compensate the Consultant a one-time fee of $9,000 plus $2,500 in additional costs for travel during Phase 1, expected to be 30-45 days, $8,000 a month for the following 3 months and $10,000 a month for the remainder of the term of the Agreement.

On May 29, 2015, the Company entered into a Contract Services Agreement (the “Services Agreement”) with Kazzlo International, LLC (“Kazzlo”). Pursuant to the Services Agreement, Kazzlo will test, develop and deploy a new, responsive website to the Company for a one year period unless terminated by either party with a 10 day written notice. The Company will compensate Kazzlo at a rate of $40 per hour, not to exceed $7,000 for the website development.

Leased Properties for Sub-lease

On April 28, 2014, the Company executed and closed a 10 year lease agreement for 20 acres of an agricultural farming facility located in South Florida following the approval of the so-called “Charlotte’s Web” legislation, aimed at decriminalizing low grade marijuana specifically for the use of treating epilepsy and cancer patients.  Pursuant to the lease agreement, the Company maintains a first right of refusal to purchase the property for three years. The Company prepaid the first year lease amount of $24,000 and has recorded $9,561 and $19,122, respectively, of expense (included in leased property expenses) for the three and six months ended June 30, 2015. For the six months ended June 30, 2014, the Company recorded $9,561 of expense.

On July 11, 2014, the Company signed a ten year lease agreement for an additional 40 acres in Pueblo, Colorado. The lease requires monthly rent payments of $10,000 during the first year and is subject to a 2% annual increase over the life of the lease. The lease also provides rights to 50 acres of certain tenant water rights for $50,000 annually plus cost of approximately $2,400 annually. The Company paid the $50,000 in July 2014. The water rights ensure the Company’s non-interruption of operations on behalf of new tenants qualified as fully registered and licensed grow and manufacturing operations. The Company has recorded $45,350 and $90,700 of expense for the three and six months ended June 30, 2015 (included in leased property expenses) related to the land and water rights. The Company is currently in default of the lease agreement, as rents have not been paid since February 2015.

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

Note 11 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2015 the Company had an accumulated deficit of $12,936,352 and working capital deficit of $922,322. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 12 – Subsequent Events

On July 9, 2015, the Company received a payment of $30,000 on notes and interest receivable issued in exchange for a convertible promissory note.

On July 28, 2015, the Company received a Notice of Conversion from Tonaquint for the issuance of 10,000,000 shares of common stock in payment of $36,630 of principal and interest.

On July 31, 2015, the Company received a payment of $35,000 on notes and interest receivable issued in exchange for a convertible promissory note.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the six months ended June 30, 2015 and 2014.

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

Results of Operations

For the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014

Revenues

Revenues for the three and six months ended June 30, 2015 were $-0- and $7,221 compared to $4,017 and $23,537, respectively, for the three and six months ended June 30, 2014 and were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Chillo products	$—	$2,665	$—	$17,007
Wellness products	—	1,352	7,221	6,530
Total	$—	$4,017	$7,221	$23,537

Operating Expenses

Operating expenses were $656,282 and $1,112,555 for the three and six months ended June 30, 2015 compared to $267,983 and $434,154 for the three and six months ended June 30, 2014. The expenses were comprised of:

	Three months ended June 30,		Six months ended June 30,
Description	2015	2014	2015	2014
Administration and management fees	$57,496	$74,750	$138,705	$147,181
Stock compensation expense, management	93,256	—	109,740	—
Stock compensation expense, other	344,994	25,000	344,994	50,000
Impairment of goodwill	—	—	192,849	—
Reserve for inventory loss	—	—	32,529	—
Professional and consulting fees	19,175	41,382	39,763	64,332
Commissions and license fees	—	90	—	8,162
Advertising and promotional expenses	30,212	27,703	37,754	28,703
Rent and occupancy costs	19,082	24,466	37,211	27,070
Property and maintenance cost	57,911	9,000	109,822	9,000
Travel and entertainment	9,729	20,473	24,774	38,225
General and other administrative	24,427	44,119	44,414	61,481
Total	$656,282	$267,983	$1,112,555	$434,154

Stock compensation expense, management was $93.256 and $109,740, respectively, for the three and six months ended June 30, 2015, compared to $-0- for the six months ended June 30, 2014. The 2015 amount is comprised of the amortization of restricted common stock issued to our CEO.

Stock compensation expense, other (included in professional and consulting fees) was $344,994 for the six months ended June 30, 2015 and was comprised of the issuance of 5,000,000 restricted shares of common stock issued to an advisor of our board of directors for his appointment. The Company valued the 5,000,000 shares of common stock at $100,000 ($0.02 per share, the market price of the common stock) and recorded the $100,000 as stock compensation expense for the three and six months ended June 30, 2015. The Company also agreed the advisor shall receive a non-qualified stock option to purchase 1,000,000 shares (“Option Shares”) of the Company’s common stock at an exercise price equal to $0.05 per share. Accordingly, the Company recorded $8,694 as stock compensation expense for three and six months ended June 30, 2015. Also included in stock compensation expense, other was the issuance of 1,000 shares of Class B Preferred Stock to Mr. Friedman. The Company valued the shares at $276,300 and recorded $40,000 towards accrued and unpaid fees owed Mr. Friedman and $236,300 as stock compensation expense for the three and six months ended June 30, 2015.

Stock compensation expense, other for the three and six months ended June 30, 2014 was $25,000 and $50,000, respectively, for services provided by an advisor to the board of directors.

Professional and consulting fees (excluding stock compensation, other) decreased to $19,175 and $39,763, respectively, for the three and six months ended June 30, 2015, compared to $41,382 and $64,332 for the three and six months ended June 30, 2014, respectively, and is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Legal fees	$4,433	$16,882	$10,363	$28,882
Property management fees	—	15,000	10,000	17,500
Accounting fees	8,995	2,450	11,953	8,650
Investor relation costs	5,747	7,050	7,447	9,300
Total	$19,175	$41,382	$39,763	$64,332

Commission and licensing fees of $0 were incurred for three and six months ended June 30, 2015 compared to commissions of $90 and $8,162, respectively, for the three and six months ended June 30, 2014.

Advertising and promotional expenses increased to $30,212 and $37,754, respectively, for the three and six months ended June 30, 2015 compared to $27,703 and $28,703 for the three and six months ended June 30, 2014, respectively. The increases were primarily due to the engagement of 2 consultants for web site development and marketing research related to the Company’s new vaporizer it is launching in the quarter ending September 30, 2015.

Rent and occupancy costs were $19,082 and $34,211 for the three and six months ended June 30, 2015, respectively, compared to $24,466 and $27,070 for the three and six months ended June 30, 2014, respectively. The increase was due primarily to the Company entering into sublease agreement for the use of up to 7,500 square feet of office space that will be utilized to market, sell and distribute products to Colorado dispensaries.

Leased property available for sub-lease and property maintenance costs were $57,911 and $109,822, respectively, for the three and six months ended June 30, 2015 compared to $9,000 for the three and six months ended June 30, 2014. These 2015 costs were primarily comprised of $42,411 (3 Months) and $84,822 (6 months) for leased real estate and $12,500 (3 months) and $25,000 (6 months) for water rights that the Company plans to lease or sub-lease to licensed marijuana operators.

General and other administrative costs for the three and six months ended June 30, 2015, were $24,427 and $44,114, respectively, compared to $44,119 and $61,481, respectively, for the three and six months ended June 30, 2014. The significant expenses is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
Description	2015	2014	2015	2014
Settlement expense	$—	$15,000	$—	$15,000
Payroll taxes and fees	3,064	1,714	4,837	3,785
Filing fees and transfer agent fees	5,205	3,838	7,281	7,341
Office and moving expense	—	8,754	—	8,754
Other taxes	1,899	—	9,583	—
Insurance	1,566	—	3,131	—
Telephone, internet and website expenses	5,102	2,617	8,818	7,624
Office supplies	888	6,973	1,941	7,523
Other general and other administrative	6,703	5,223	8,823	11,454
Total	$24,427	$44,119	$44,414	$61,481

Other Income (Expense), Net

Other expense for the three and six months ended June 30, 2015 was $188,826 and $496,684, respectively compared to $130,343 and $200,711 for the three and six months ended June 30, 2014, respectively. Included in other expenses for the 2015 period was an expense from the increase on the fair value of derivatives of $6,992 (3 months) and $7,603 (6 months) interest expense of $188,169 and $503,062 for the three and six months ended June 30, 2015, respectively, offset by interest income of $6,335 (3 months) and $13,981 (6 months).

For the three months ended June 30, 2014 interest expense of $225,232 was offset by interest income of $94,889. Other expenses for the 2014 six month period was interest expense of $336,687 offset by income from the decrease on the fair value of derivatives of $30,347 and interest income of $105,629.

Interest expense for each of the periods is as follows:

	Three months ended June 30,			Six months ended June 30,
	2015	2014		2015	2014
Excess value of common stock issued	$86,524	$		$236,305	$
Interest on face value	22,327		92,782	44,817		112,065
Additional true up interest	25,371		—	143,297		—
Amortization of note discount	44,264		27,482	50,655		81,536
Amortization of OID	6,011		87,651	22,755		111,429
Beneficial conversion feature	—		—	—		—
Amortization of deferred financing fees	3,672		17,317	5,233		31,657
Total	$188,169		$225,232	$503,062		$336,687

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2015, we had cash and cash equivalents of $1,576, a decrease of $116,853, from $118,429 as of December 31, 2014. At June 30, 2015, we had current liabilities of $1,562,514 compared to current assets of $640,192 which resulted in working capital deficit of $922,322. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt and notes payable.

Operating Activities

For the six months ended June 30, 2015, net cash used in operating activities was $353,197 compared to $331,034 for the six months ended June 30, 2014. The Company had a net loss $1,605,302 for the six months ended June 30, 2015 compared to a net loss of $631,930 for the six months ended June 30, 2014. The net loss for the six months ended June 30, 2015 of $1,605,302 was impacted by the impairment of goodwill of $192,849, noncash interest expense of $236,305 for excess value of common stock issued for convertible notes payable, the amortization of discounts on convertible notes of $73,410, amortization of deferred stock compensation of $118,434, stock based compensation of $336,300, reserve for inventory loss of $32,529, change in fair values of derivative liabilities of $7,603 and the amortization of deferred financing fees of $5,232 related to the convertible promissory notes. Changes in operating assets and liabilities that reduced cash used in operating activities included an increase in accounts payable and accrued expenses of $284,098, an increase in deferred compensation of $4,434, a decrease in prepaid assets and other of $44,935 and a decrease in inventory of $4,422. Changes in operating assets and liabilities utilizing cash was the result of the return of $90,000 on tenant deposits.

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

Investing Activities

During the six months ended June 30, 2015, net cash used in investing activities was $34,610 compared to $159,930 for the six months ended June 30, 2014. The 2015 period was the result of advances to a related party of $34,610. Net cash used in investing activity for the six months ended June 30, 2014 was a result of land acquisition costs of $44,053, and investments of $50,000 in non-marketable securities, advances to a related party of $51,408, security deposits paid of $4,700 and the purchase of office furniture of $9,769.

Financing Activities

During the six months ended June 30, 2015, net cash provided by financing activities was $270,954 compared to $692,000 for the six months ended June 30, 2014. The 2015 activity was comprised of proceeds received related to the Tonaquint notes receivable of $82,391, proceeds from the issuance of convertible promissory notes of $200,000 and the payments made on notes payable of $11,437. The 2014 activity was comprised of proceeds received related to the Typenex notes receivable of $200,000, the issuance of convertible promissory notes of $500,000 and the payment of deferred financing fees of $8,000.

For the six months ended June 30, 2015, cash and cash equivalents decreased by $116,853 compared to an increase $201,036 for the six months ended June 30, 2014. Ending cash and cash equivalents at June 30, 2015 was $1,576 compared to $309,082 at June 30, 2014.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit at June 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto. Interim results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of future results for the full year. Certain amounts from the 2014 period have been reclassified to conform to the presentation used in the current period.

The condensed consolidated unaudited financial statements of the Company include the consolidated accounts of Agritek and its wholly owned subsidiaries AVHI and Prohibition Products, Inc. (“PPI”). PPI, a Florida corporation, was originally formed on July 1, 2013 as The American Hemp Trading Company, Inc. (“AHTC”) and on August 27, 2014, AHTC changed its name to PPI. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents.

Accounts Receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of June 30, 2015, based on the above criteria, the Company has an allowance for doubtful accounts of $44,068.

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

Furniture and equipment 5 years

The Company's property and equipment consisted of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Land	$354,269	$354,269
Furniture and equipment	13,829	13,829
Accumulated depreciation	(3,359)	(1,976)
Balance	$364,739	$366,122

Depreciation expense of $936 and $1,383 was recorded for the three and six months ended June 30, 2015, respectively, compared to $647 and $850 for the three and six months ended June 30, 2014, respectively.

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of June 30, 2015 there were warrants and options to purchase 850,000 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 237,404,476 shares of common stock These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

For the three and six months ended June 30, 2015, the Company recorded stock and warrant based compensation of $438,250 and $454,734, respectively compared to $25,000 and $50,000 for the three and six months ended June 30, 2014, respectively. (See Notes 7 and 8).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective as of June 30, 2015 due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 5, 2015, the Company issued 6,008,171 shares of common stock upon the conversion of $75,000 of principal and accrued and unpaid interest on the 2014 Company Note. The shares were issued at approximately $0.0125 per share.

On June 2, 2015, the Company issued 7,817,238 shares of common stock upon the conversion of $75,000 of principal and accrued and unpaid interest on the 2014 Company Note. The shares were issued at approximately $0.0095 per share.

On June 29, 2015, the Company issued 13,678,643 shares of common stock upon the conversion of $75,000 of principal and accrued and unpaid interest on the 2014 Company Note. The shares were issued at approximately $0.0055 per share.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Convertible Debenture Proceeds

On April 6, 2015, the Company received net proceeds of $25,000 in exchange for 8% interest bearing unsecured convertible promissory note dated March 30, 2015, with a face value of $27,000 to Service Trading Company, LLC (“Service Trading”), which matures on March 30, 2016. Principal and interest due on the note is convertible into shares of common stock at a 42% discount to the lowest closing bid price for the 18 prior trading days including the conversion date. The note includes prepayment cash redemption penalties between 18% and 48% of outstanding principal and interest, and the debt holder is limited to owning 9.9% of the Company’s issued and outstanding shares. The Company must at all times reserve 9,310,000 shares of common stock for potential conversions.

Common Stock Issuances for Debt Conversions

On May 5, 2015, the Company issued 6,008,171 shares of common stock upon the conversion of $75,000 of principal and accrued and unpaid interest on the 2014 Company Note. The shares were issued at approximately $0.0125 per share.

On June 2, 2015, the Company issued 7,817,238 shares of common stock upon the conversion of $75,000 of principal and accrued and unpaid interest on the 2014 Company Note. The shares were issued at approximately $0.0095 per share.

On June 29, 2015, the Company issued 13,678,643 shares of common stock upon the conversion of $75,000 of principal and accrued and unpaid interest on the 2014 Company Note. The shares were issued at approximately $0.0055 per share.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Designation Preferences and Rights of Class B Preferred Stock (Incorporated herein by reference to Exhibit 3.1 as filed on Form 8-K with the SEC on July 1, 2015).
10.1*	Form of 8% Convertible Redeemable Note by and between Agritek Holdings, Inc. and Service Trading Company, LLC dated March 30, 2015.
10.2	Termination Letter of the Master Consulting Financing and Licensing Agreement by and between the Company and Green Leaf Farm Holdings, Inc. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on June 4, 2015).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2015

AGRITEK HOLDINGS, INC.

By:   /s/ Justin Braune

Justin Braune

Chief Executive Officer (principal executive officer)

By:   /s/ Barry Hollander

Barry Hollander

Chief Financial Officer (principal financial and accounting officer)