Form 10-K/A
period 2014-12-31
AGRITEK HOLDINGS, INC.
filed 2015-09-22
CIK 1040850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("this Amendment") amends the Agritek Holdings, Inc. ("the Company") Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on April 15, 2015 ("the Original Filing"). The Company is filing this Amendment for the purpose of correcting the Independent Registered Public Accounting Firm’s audit report and to revise Item 9A., Management’s Report on Internal Control over Financial Reporting.

The information presented in this Amendment is as of the filing date of the Original Filing. Other than (i) the disclosure regarding the resignation of the Company’s previous chief financial officer (“CFO”), (ii) the disclosure regarding the hiring of a new CFO, (iii) deletion of disclosure in a footnote to the exhibit index indicating that XBRL information is furnished and not filed, and (iv) as set forth above, this Amendment does not modify or update disclosures in the Original Filing and does not reflect any other events that may have occurred after the date of the Original Filing.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2014 as described below.

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

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors:

Name	Age	Positions Held and Tenure
Justin Braune	33	Chief Executive Officer, President and Director
Heather Bush	32	Chief Financial Officer

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

Ms. Heather Bush. On September 16, 2015, the Company appointed Ms. Bush, age 32, to the position of CFO. Since September 2014, Ms. Bush served as Controller of Medimix Specialty Pharmacy and its affiliated pharmaceutical compounding companies.  Ms. Bush’s financial experience includes employment at PSS World Medical Inc. (“PSS), a national distributor of medical supplies, diagnostic equipment, and pharmaceutical related products to primary care office-based physicians, from 2011 until it was acquired by McKesson Corporation in 2013. PSS was integrated into the McKesson Medical Surgical business unit, at which point Ms. Bush became the Assistant Controller of the Extended Care division until 2014. Prior to this, Ms. Bush worked as the Assistant Controller at Bumbleride, Inc., a supplier of strollers and accessories from 2010 to 2011. Ms. Bush has received a B.A. in Business Economics with an emphasis in Accounting from the University of California, Santa Barbara. She is a Certified Public Accountant in the state of California as well as a Certified Fraud Examiner.

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

2014 Summary Compensation Table

Name & Principal Position	Year	Salary	Stock Awards	Option Awards	All Other Compensation (2)		Total
B. Michael Friedman (1)	2014	$150,000	$—	$—	$—		$150,000
Former Chief Executive Officer	2013	$153,500	$—	$—	$2,821,275	(2)	$2,974,775

Barry Hollander (3)	2014	$96,000	$—	$—	$—		$96,000
Former Chief Financial Officer	2013	$96,000	$—	$—	$—		$96,000

(1)	Mr. Friedman resigned as an officer and director of the Company effective March 20, 2015. Includes $80,082 (2014) and $32,347 (2013) expensed (unpaid) to our CEO as deferred compensation authorized by the Board of Directors of the Company.
(2)	Relates to the issuance of 450,000 shares of Class B Preferred Stock and includes the accounting value of the excess shares on an as if converted basis, over the 3,033,500 shares of common stock Mr. Friedman returned to the Company.
(3)	Mr. Hollander resigned as an officer and director of the Company effective September 15, 2015. Mr. Hollander’s 2014 and 2013 salary includes $40,000 and $60,000 of unpaid and accrued expenses to be paid in restricted shares of common stock, based on the market value of the common stock at the end of the period. The Company issued 545,454 shares of common stock in January 2014 for the 2013 accrued expenses of $60,000 and 444,444 shares of common stock on December 31, 2014 for the 2014 accrued expenses of $40,000. The shares were issued at $0.09 and $0.11 per share, respectively, the market price of the common stock when issued.

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

	Common Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
B. Michael Friedman (2) 319 Clematis St., Suite 1008 West Palm Beach, FL 33401	19,026,778	16%

Justin Braune 319 Clematis St. Suite 1008 West Palm Beach, FL 33401	15,000,000	12.8%

Barry Hollander (3) 319 Clematis St., Suite 1008 West Palm Beach, FL 33401	2,220,382	1.9%

All directors and executive officers as a group – 2 persons	17,220,382	30.0%

(1)	Based on a total of an aggregate of 117,166,406 shares of common stock outstanding.
(2)	Mr. Friedman resigned as an officer and director of the Company effective March 20, 2015.
(3)	Mr. Hollander resigned as an officer and director of the Company effective September 15, 2015.

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

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description of Exhibit
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Agritek Holdings, Inc.

By:	/s/ Justin Braune
Justin Braune
Chief Executive Officer and President

Date:	September 22, 2015

By:	/s/ Heather Bush
Heather Bush
Chief Financial Officer

Date:	September 22, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Braune	Chief Executive Officer, President and Director (principal executive officer)	September 22, 2015
Justin Braune

/s/ Heather Bush	Chief Financial Officer (principal financial officer and principal accounting officer)	September 22, 2015
Heather Bush

AGRITEK HOLDINGS, INC.

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Agritek Holdings, Inc.

We have audited the accompanying balance sheets of Agritek Holdings, Inc. as of December 31, 2014, and 2013 and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended. Agritek Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Agritek Holdings, Inc. as of December 31, 2014, and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

