Form 10-Q
period 2015-09-30
AGRITEK HOLDINGS, INC.
filed 2016-03-07
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

The number of shares outstanding of the Registrant's $0.0001 par value Common Stock as of March 3, 2016, was 300,290,232 shares.

AGRITEK HOLDINGS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2015

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

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$179	$118,429
Accounts receivable, net	—	173
Inventory, net	5,110	42,061
Notes receivable	221,188	400,000
Interest receivable	25,775	28,954
Deferred financing costs	4,369	1,518
Due from related party	277,973	236,759
Prepaid assets and other	6,583	44,586
Total current assets	541,177	872,480

Other	1,525	15,525
Goodwill	—	192,849
Property and equipment, net of accumulated depreciation of $4,051 (2015) and $1,976 (2014)	234,244	366,122
Investments in non-marketable securities	50,000	50,000

Total assets	$826,946	$1,496,976

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$645,111	$242,857
Deferred compensation	32,382	81,661
Note payable, current portion	—	34,300
Tenant deposits	—	90,000
Note payable, shareholder	1,150	—
Convertible notes payable, net of discount of $76,069 (2015) and $22,755 (2014)	802,168	1,233,903
Derivative liabilities	200,044	—
Total current liabilities	1,680,855	1,682,721

Note payable, long term	—	51,450

Total liabilities	1,680,855	1,734,171

Commitments and Contingencies

Stockholders' Deficit:
Series B convertible preferred stock, $0.01 par value; 1,000,000 shares authorized, and 1,000 shares issued and outstanding (2015)	10	—
Common stock, $.0001 par value; 500,000,000 shares authorized; 195,019,250 (2015) and 93,500,420 (2014) shares issued and outstanding	19,502	9,351
Additional paid-in capital	12,745,761	11,084,504
Deferred stock compensation	(95,890)	—
Accumulated deficit	(13,523,292)	(11,331,050)
Total stockholders' deficit	(853,909)	(237,195)

Total liabilities and stockholders' deficit	$826,946	$1,496,976

See notes to unaudited condensed consolidated financial statements.
2

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Product revenue	$—	$2,397	$7,221	$25,934
Cost of revenue	—	19,375	3,284	39,977
Gross profit (loss)	—	(16,978)	3,937	(14,043)

Operating Expenses:
Administrative and management fees (including $94,370 and $204,110 of stock based compensation for the three and nine months ended September 30, 2015, respectively)	139,040	75,000	387,485	222,181
Professional and consulting fees (including $2,371 and $347,365 of stock based compensation for the three and nine months ended September 30, 2015, respectively, and $214,000 and $264,000 for the three and nine months ended September 30, 2014, respectively)	15,276	234,400	404,033	348,732
Impairment of goodwill	—	—	192,849	—
Reserve for inventory loss	—	—	32,529	—
Reserve for land loss	55,490	—	55,490	—
Bad debt expense		16,654		16,654
Commissions and license fees	—	—	—	8,162
Rent and other occupancy costs	18,029	24,816	52,240	51,886
Leased property expense	44,494	53,252	154,316	53,252
Advertising and promotion	25,756	22,032	63,510	50,735
Property maintenance costs	—	8,925	3,000	17,925
Travel and entertainment	1,822	12,091	26,596	50,316
Other general and administrative expenses	19,569	13,407	59,983	74,888

Total operating expenses	319,476	460,578	1,432,031	894,731

Operating loss	(319,476)	(477,555)	(1,428,095)	(908,774)

Other Income (Expense):
Interest income	4,028	4,798	18,009	68,362
Interest expense	(254,352)	(71,180)	(757,414)	(365,802)
Derivative liability (expense) income	(17,139)	—	(24,742)	30,347

Total other expense, net	(267,463)	(66,382)	(764,147)	(267,093)

Net loss	$(586,939)	$(543,937)	$(2,192,242)	$(1,175,867)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding Basic and diluted	171,823,183	64,242,466	135,726,857	61,439,927

See notes to unaudited condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flow from operating activities:
Net loss	$(2,192,242)	$(1,175,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for consulting services	100,000	264,000
Stock compensation expense	247,365	—
Amortization of deferred stock compensation	204,110	—
Amortization of deferred financing costs	8,899	34,229
Impairment of goodwill	192,849	—
Reserve for inventory loss	32,529	—
Reserve for land loss	55,490	—
Depreciation	2,075	1,341
Non cash interest expense for excess fair value of common stock issued for convertible notes payable	291,203	—
Initial expense for fair value of derivative liabilities	71,761	—
Amortization of discounts on convertible notes	158,436	231,535
Write off of licensing costs	—	15,000
Change in fair values of derivative liabilities	(47,019)	(30,347)
Bad debt expense	—	16,654
Changes in operating assets and liabilities:
Decrease (increase) in :
Accounts receivable	173	(2,711)
Inventory	4,422	(5,489)
Prepaid assets and other	55,182	(117,076)
Increase (decrease) in:
Accounts payable and accrued expenses	468,486	54,019
Deferred compensation	(9,279)	119,829
Tenant deposits	(90,000)	75,000
Net cash used in operating activities	(445,561)	(519,883)

Cash flows from investing activities:
Land acquisition costs	—	(54,053)
Purchase of equipment and furniture	—	(9,769)
Advances to related party	(41,214)	(89,988)
Investments	—	(50,000)
Cash payment portion of acquisition	—	(20,000)
Security deposits paid	—	(14,700)
Net cash used in investing activities	(41,214)	(238,510)

Cash flows from financing activities:
Payments received on notes receivable issued for convertible debt	178,812	400,000
Proceeds from issuance of convertible debt	200,000	500,000
Proceeds from issuance of note payable, shareholder	1,150	—
Payments made on note payable	(11,437)	—
Payment of deferred financing costs	—	(8,000)
Net cash provided by financing activities	368,525	892,000

Net (decrease) increase in cash and cash equivalents	(118,250)	133,607

Cash and cash equivalents, Beginning	118,429	108,766

Cash and cash equivalents, Ending	$179	$242,373

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Conversion of notes payable and interest into common stock	$656,403	$984,291
Conversion of deferred compensation into preferred stock (2015) and common stock (2014)	$40,000	$60,000
Conversion of accounts payable and accrued expenses into common stock	$—	$50,000
Issuance (cancellation) of note payable for land acquisition	$(74,313)	$85,750

Common stock issued for acquisition	$—	$180,000
Cash paid for acquisition	—	20,000
Total consideration for acquisition	—	200,000
Allocation of purchase price to inventory	—	(7,151)
Allocation of purchase price to goodwill	—	(192,849)
	$—	$—

See notes to unaudited condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Note 1 - Organization

Business

Agritek Holdings, Inc. (the “Company” or “Agritek”), formerly known as Mediswipe, Inc., and its wholly owned subsidiary, Agritek Venture Holdings, Inc. (“AVHI”), acquires and leases real estate to licensed marijuana operators, including providing complete turnkey growing space and related facilities to licensed marijuana growers and dispensary owners. Additionally, the Company plans to offer a variety of services and product lines to the medicinal marijuana sector including the distribution of hemp based nutritional products and a line of innovative solutions for electronically processing merchant transactions.

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

On July 29, 2015, the Company filed a preliminary Schedule 14C Information Statement relating to approval of the above actions. However, since that filing, the Company has abandoned the Reverse Stock Split Amendment.

The Authorized Share Increase Amendment became effective on October 5, 2015.

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

Accounts Receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of September 30, 2015, based on the above criteria, the Company has an allowance for doubtful accounts of $44,068.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of it financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt.  These costs may be paid in the form of cash. These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued, the Company may provide the debt holder with an original issue discount.  The original issue discount would be recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Investment of Non-Marketable Securities

The Company’s investment in non-marketable securities consist of cash investments in a less than 10% interest in privately held companies that provide merchant processing services.

Property and Equipment

Property and equipment are stated at cost, and except for land, depreciation is provided by use of a straight-line method over the estimated useful lives of the assets. The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. In November 2015, the Company was made aware that the land transaction regarding 80 acres in Pueblo County, Colorado, may not have been properly deeded to the Company. The company was a party to the land purchase, however, it was recently discovered the second party to the land contract never filed the original quit claim deed on behalf of the Company, even though a copy of the notarized quit claim deed was sent to the Company. To date, the Company has paid a total of $47,438 ($36,000 at closing) and is on the deed of trust of the property with a remaining note balance of $74,313 held by the original owner. Accordingly, until the deed is properly recorded, the Company reduced the remaining balance of the note payable for the acquisition of the land of $74,313 and recorded a reserve allowance for the remaining balance of the asset of $54,490. The estimated useful lives of property and equipment are as follows:

Furniture and equipment 5 years

The Company's property and equipment consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Land	$354,269	$354,269
Allowance for land loss, including note elimination of $74,313	(129,803)	—
Furniture and equipment	13,829	13,829
Accumulated depreciation	(4,051)	(1,976)
Balance	$234,244	$366,122

Depreciation expense of $692 and $2,075 was recorded for the three and nine months ended September 30, 2015, respectively, compared to $491 and $1,341 for the three and nine months ended September 30, 2014, respectively.

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of September 30, 2015 there were warrants and options to purchase 1,000,000 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 575,415,654 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

For the three and nine months ended September 30, 2015, the Company recorded stock and warrant based compensation of $96,741 and $551,475, respectively compared to $214,000 and $264,000 for the three and nine months ended September 30, 2014, respectively. (See Notes 7 and 8).

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

Advertising

The Company records advertising costs as incurred. For the three and nine months ending September 30, 2015, advertising expense was $25,756 and $63,510, respectively, compared to $22,032 and $50,835 for the three and nine months ended September 30, 2014, respectively.

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

The Company recorded the acquisition using the acquisition method, which requires the Company to record the acquired assets and assumed liabilities (if any) at their acquisition date fair values and record any excess of the consideration given, including liabilities assumed (if any) over the fair value of the assets acquired as goodwill. The acquired assets consisted solely of inventory. The transaction resulted in the Company recording goodwill of $192,849. Based on events and changes in circumstances on June 30, 2015, the Company reviewed the carrying amount of the goodwill, and determined that the carrying amount may not be recoverable and accordingly recognized an impairment loss of $192,849 for the nine months ended September 30, 2015. The Company also recorded a reserve for inventory loss of $32,529 for the nine months ended September 30, 2015.

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

Sales and Accounts Receivable

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and nine months ended September 30, 2015 and 2014 and the accounts receivable balance as of September 30, 2015:

	2014		2015
Customer	Sales % Three Months Ended September 30,	Sales % Nine Months Ended September 30,	Sales % Three Months Ended September 30,	Sales % Nine Months Ended September 30,	Accounts Receivable Balance as of September 30, 2015
A	46%	40%	—	—	$—
B	25%	18%	—	—	$—
C	19%	—	—	—	$—
D	—	17%	—	—	$—
E	—	—	—	70%	$—
F	—	—	—	22%	$—

Purchases

For the three and nine months ended September 30, 2014, 100% of the Company’s purchases were from one vendor related to the purchase of our tobacco product line.

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

During the year ended December 31, 2014, the Company received an additional $800,000 of the purchase price and an additional $200,000 (including $21,188 of interest) during the nine months ended September 30, 2015. As of September 30, 2015, the balance of the purchase price of $221,188 is included in Notes receivable on the unaudited condensed consolidated financial statements included herein, as well as $25,775 of interest receivable. During the three and nine months ended September 30, 2015, the Company recorded interest expense of $106,773 and $290,125, respectively, and increased accrued interest expense by $290,125 for amounts due Tonaquint, pursuant to the 2014 Company Note. As of September 30, 2015, $696,287 of principal and accrued interest of $345,957 is outstanding on the 2014 Company Note.

During the nine months ended September 30, 2015, the Company issued the following shares of common stock upon the conversions of portions of the 2014 Company Note:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued
1/3/15	$65,460	$9,540	$75,000	$.045	1,665,445
1/28/15	$54,123	$8,377	$62,500	$.0334	1,869,187
2/20/15	$55,901	$9,099	$65,000	$.0244	2,668,309
3/13/15	$60,000	$—	$60,000	$.0244	2,463,045
3/31/15	$66,555	$8,445	$75,000	$.0125	5,985,634
5/5/15	$66,731	$8,269	$75,000	$.0125	6,008,171
6/2/15	$67,277	$7,723	$75,000	$.0095	7,917,238
6/29/15	$67,483	$7,517	$75,000	$.0055	13,678,643
7/29/15	$29,368	$7,262	$36,630	$.003663	10,000,000
8/13/15	$27,473	$—	$27,473	$.003663	7,500,000
	$560,371	$66,232	$626,603		59,255,672

2015 Convertible Notes

On March 2, 2015, the Company issued a Convertible Promissory Note for $79,000 to Vis Vires Group (“Vis Vires”). The Company received net proceeds of $75,000 after debt issuance costs of $4,000 paid for lender legal fees. The Note matured on November 25, 2015 and can be converted at a 39% discount to the market price as defined in the Note. On September 3, 2015, Vis Vires converted $10,000 of principal at a conversion price of $0.0019 and the Company issued 5,263,158 shares of common stock. On September 10, 2015, Vis Vires converted $19,800 of principal at a conversion price of $0.0012 and the Company issued 16,500,000 shares of common stock. As of September 30, 2015, the principal balance of the Vis Vires note is $49,200.

On March 27, 2015, the Company issued a Convertible Promissory Note for $27,000 to GW Holding Group, LLC (“GW”). On March 31, 2015, the Company received net proceeds of $25,000 after debt issuance costs of $2,000 paid for lender legal fees. The Note matures March 27, 2016 and converts at a 42% discount to the market price as defined in the Note.

March 27, 2015, the Company issued a Convertible Promissory Note for $78,750 to LG Capital Funding, LLC (“LG”). The Company received net proceeds of $75,000 after debt issuance costs of $3,750 paid for lender legal fees. The Note matures March 27, 2016 and converts at a 42% discount to the market price as defined in the Note.

On March 30, 2015, the Company issued a Convertible Promissory Note for $27,000 to Service Trading Company, LLC (“Service Trading”). On April 6, 2015, the Company received net proceeds of $25,000 after debt issuance costs of $2,000 paid for lender legal fees. The Note matures March 30, 2016 and converts at a 42% discount to the market price as defined in the Note.

The debt issuance costs of $11,750 in the aggregate included in the 2015 Convertible Notes, will be amortized over the earlier of the terms of the Note or any redemptions and accordingly, $3,667 and $8,899, respectively, has been expensed as debt issuance costs (included in interest expense) for the three and nine months ended September 30, 2015. As of September 30, 2015, $181,950 of principal and accrued interest of $8,750 is outstanding on the 2015 Convertible Notes, and the principal amount is carried at $105,881, net of a remaining note discount of $76,069.

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

The Company determined that the conversion feature of the 2015 Convertible Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the 2015 Convertible Notes were not considered to be conventional debt under EITF 00-19 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments being recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The embedded feature included in the 2015 Convertible Notes resulted in an initial debt discount of $211,750, a initial derivative liability expense of $71,761 and an initial derivative liability of $283,511.

As of September 30, 2015 the Company revalued the embedded conversion feature of the 2015 Convertible Notes. The fair value of the 2015 Convertible Notes was calculated at September 30, 2015 based on the Black Scholes method consistent with the terms of the related debt.

A summary of the derivative liability balance as of September 30, 2015 is as follows:

2015
Beginning Balance	$—
Initial Derivative Liability	283,511
Fair Value Change	(47,019)
Reduction for conversions	(36,448)
Ending Balance	$200,044

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2015:

	Commitment date	Remeasurement date
Expected dividends	-0-	-0-
Expected volatility	121%-127%	190%-215%
Expected term	9-12 months	2-6 months
Risk free interest	0.15%-0.27%	0.00%-0.08%

A summary of the convertible notes payable balance as of September 30, 2015 is as follows:

2015
Beginning Balance	$1,256,658
Convertible notes-newly issued	211,750
Conversion of convertible notes	(590,171)
Discount	(76,069)
Ending Balance	$802,168

Note Payable Land

On March 18, 2014, in conjunction with the land purchase of 80 acres in Pueblo County, Colorado, the Company paid $36,000 cash and entered into a promissory note in the amount of $85,750. The promissory note is being amortized on the basis of five (5) years, with principal payments of $17,150 plus interest at 3.5% due annually on December 1 of each year. Payments begin December 1, 2014, and shall be due on the first day of each succeeding December, with any balance of principal and accrued interest due December 1, 2020. On March 4, 2015, and May 4, 2015, the Company paid $9,000 and $2,437, respectively, of the December 1, 2014 amount. As of September 30, 2015, the balance of note is $74,313, including a past due amount of $5,713 of the December 2014 amount due.

In November 2015, the Company was made aware that the land transaction regarding 80 acres in Pueblo County, Colorado, may not have been properly deeded to the Company. The company was a party to the land purchase, however, it was recently discovered the second party to the land contract never filed the original quit claim deed on behalf of the Company, even though a copy of the notarized quit claim deed was sent to the Company. To date, the Company has paid a total of $47,438 ($36,000 at closing) and is on the deed of trust of the property with a remaining note balance of $74,313 held by the original owner. Accordingly, until the deed is properly recorded, the Company reduced the remaining balance of the note payable for the acquisition of the land of $74,313 and recorded a reserve allowance for the remaining balance of the asset of $54,490.

Note 7 – Related Party Transactions

Management Fees and Stock Compensation Expense

Effective January 1, 2013, the Company agreed to an annual compensation of $150,000 for its CEO, Mr. Michael Friedman (resigned March 20, 2015), and $96,000 (resigned September 15, 2015) for the CFO, Mr. Barry Hollander. For 2014, the Company and the CFO agreed that up to $5,000 per month can be paid in cash and the balance in restricted shares of common stock.

For the three and nine months ended September 30, 2015 and 2014, the Company recorded expenses to its officers the following amounts included in Administrative and Management Fees in the condensed consolidated statements of operations, included herein:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
CEO	$16,539	$—	$46,154	$—
Former CEO	—	37,500	37,500	112,500
CFO	20,000	24,000	68,000	72,000
Total	$36,539	$61,500	$151,654	$184,500

As of September 30, 2015 and December 31, 2014, the Company owed to its officers the following amounts, included in deferred compensation on the Company’s condensed consolidated balance sheet:

	September 30,	December 31,
	2015	2014
Former CEO	$16,420	$80,082
CFO	15,962	1,579
Total	$32,382	$81,661

Effective March 20, 2015, Mr. Justin Braune was named CEO and President. Mr. Braune also was appointed to the Board of Directors. B. Michael Friedman resigned his role as CEO and also from the Board of Directors, and was named to the Advisory Board to the Company’s Board of Directors. The Company agreed to an annual compensation of $100,000 for Mr. Braune in his role of CEO and Director of the Company and to issue Mr. Braune 15,000,000 shares of restricted common stock. For the three and nine months ended September 30, 2015, the Company has included $16,538 and $46,153, respectively, for Mr. Braune’s salary in Administrative and Management Fees in the condensed consolidated statements of operations. Mr. Braune resigned from the board of directors and as CEO on November 4, 2015.

The shares of common stock will vest as follows: 5,000,000, shares on the six month anniversary of the Agreement and 10,000,000 shares on the one year anniversary of the Agreement. The Company valued the 15,000,000 shares of common stock at $300,000 ($0.02 per share, the market price of the common stock) and recorded the $300,000 as deferred stock compensation in the equity section of the balance sheet, and will amortize the deferred stock compensation as the shares of common stock vest. Accordingly, the Company has included $94,370 and $204,110, respectively, for the three and nine months ended September 30, 2015 in stock compensation expense. The remaining $95,890 of deferred stock compensation will be expensed over the vesting period.

On April 14, 2015, the Company appointed Dr. Stephen Holt to the Advisory Board of the Board of Directors of the Company. The Company issued 5,000,000 shares of restricted common stock to Dr. Holt for his appointment. The Company valued the 5,000,000 shares of common stock at $100,000 ($0.02 per share, the market price of the common stock on the grant date) as stock compensation expense for the nine months ended September 30, 2015. Additionally, the Company agreed the advisor shall receive a non-qualified stock option to purchase 1,000,000 shares (“Option Shares”) of the Company’s common stock at an exercise price equal to $0.05 per share. 400,000 Option Shares vested immediately and the remaining 600,000 Option Shares vest over 12 months. Accordingly, the Company has recorded $2,371 and $11,065 for the three and nine months ended September 30, 2015 in stock compensation expense.

Effective June 26, 2015, the Company issued 1,000 shares of Class B Preferred Stock (super voting rights, non-convertible securities) to Mr. Friedman, resulting in Mr. Friedman having majority control in determining the outcome of all corporate transactions subject to vote, including the election of officers.

Amounts Due from 800 Commerce, Inc.

800 Commerce, Inc., a commonly controlled entity, owed Agritek $277,973 and $236,759 as of September 30, 2015 and December 31, 2014, respectively, as a result of advances received from or payments made by Agritek on behalf of 800 Commerce. These advances are non-interest bearing and are due on demand and are included in Due from Related Party on the balance sheet herein.

Note 8 – Common and Preferred Stock

Common Stock

During the nine months ended September 30, 2015, the Company issued 59,755,672 shares of common stock in satisfaction of $626,603 of principal and accrued and unpaid interest against the 2014 Company Note (see Note 6).

During the nine months ended September 30, 2015, the Company issued 21,763,158 shares of common stock in satisfaction of $29,800 of principal against the 2015 Convertible Note issued to Vis Vires (see Note 6).

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

The Series B Preferred Stock has the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future. The Series B Preferred Stock has a right to vote on all matters presented or submitted to the Company’s stockholders for approval in pari passu with the common stockholders, and not as a separate class. The holders of Series B Preferred Stock have the right to cast votes for each share of Series B Preferred Stock held of record on all matters submitted to a vote of common stockholders, including the election of directors. There is no right to cumulative voting in the election of directors. The holders of Series B Preferred Stock vote together with all other classes and series of common stock of the Company as a single class on all actions to be taken by the common stockholders except to the extent that voting as a separate class or series is required by law. The Series B Preferred Stock has no conversion rights.

On June 26, 2015, the Company issued 1,000 shares of Class B Preferred Stock. The Company estimated the fair value of the shares of the Series B Preferred Stock (super voting rights, non-convertible securities) at $276,300 for purposes of solely determining the proper accounting treatment and valuation in accordance with ASC 820, Fair Value in Financial Instruments. The Company recorded $40,000 as payment towards accrued and unpaid fees owed Mr. Friedman and $236,300 as stock compensation expense.

As of September 30, 2015, the Company had 1,000 shares of Class B Preferred Stock, par value $0.01 outstanding.

Note 9 – Income Taxes

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at September 30, 2015 and 2014.

As of September 30, 2015, the Company had a tax net operating loss carry forward of approximately $2,681,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

Note 10 – Commitments and Contingencies

Effective April 1, 2014, the Company entered into a rent sharing agreement for the use of 1,300 square feet with a company controlled by the Company’s CFO. The Company agreed to pay $1,350 per month for the space. The Company terminated the agreement in September 2015.

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

Effective April 10, 2015, the Company entered into a four month lease agreement for the use of 170 square feet in California, for office space for our CEO. The Company agreed to pay $1,300 for the use of the space. The agreement expired in August 2015.

For the three and nine months ended September 30, 2015, the Company recorded rent expense of $18,029 and $34,211, respectively, compared to $24,816 and $51,886, respectively, for the three and nine months ended September 30, 2014.

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

Leased Properties for Sub-lease

On April 28, 2014, the Company executed and closed a 10 year lease agreement for 20 acres of an agricultural farming facility located in South Florida following the approval of the so-called “Charlotte’s Web” legislation, aimed at decriminalizing low grade marijuana specifically for the use of treating epilepsy and cancer patients.  Pursuant to the lease agreement, the Company maintains a first right of refusal to purchase the property for three years. The Company prepaid the first year lease amount of $24,000 and has recorded $9,561 and $28,683, respectively, of expense (included in leased property expenses) for the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, the Company recorded $9,561 and $15,935 of expense’ respectively. The Company is currently in default of the lease agreement, as rents have not been for the second year of the lease beginning May 2015.

On July 11, 2014, the Company signed a ten year lease agreement for an additional 40 acres in Pueblo, Colorado. The lease requires monthly rent payments of $10,000 during the first year and is subject to a 2% annual increase over the life of the lease. The lease also provides rights to 50 acres of certain tenant water rights for $50,000 annually plus cost of approximately $2,400 annually. The Company paid the $50,000 in July 2014. The water rights ensure the Company’s non-interruption of operations on behalf of new tenants qualified as fully registered and licensed grow and manufacturing operations. The Company has recorded $34,933 and $125,633 of expense for the three and nine months ended September 30, 2015 (included in leased property expenses) related to the land and water rights. The Company is currently in default of the lease agreement, as rents have not been paid since February 2015.

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

Note 11 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2015 the Company had an accumulated deficit of $13,523,292 and working capital deficit of $1,139,678. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 12 – Subsequent Events

On October 1, 2015, the Company issued 3,524,027 shares of common stock upon the conversion of $2,862 of principal and accrued and unpaid interest on the 2015 LG Note. The shares were issued at approximately $0.000812 per share.

On October 9, 2015, the Company issued 7,340,834 shares of common stock upon the conversion of $4,684 of principal and accrued and unpaid interest on the 2015 Service Trading Note. The shares were issued at approximately $0.000638 per share.

On October 12, 2015, the Company issued 4,494,567 shares of common stock upon the conversion of $3,650 of principal and accrued and unpaid interest on the 2015 GW Note. The shares were issued at approximately $0.000812 per share.

On October 13, 2015, the Company issued 5,995,275 shares of common stock upon the conversion of $5,216 of principal and accrued and unpaid interest on the 2015 LG Note. The shares were issued at approximately $0.00087 per share.

On October 14, 2015, the Company issued 24,400,000 shares of common stock upon the conversion of $24,473 of principal and accrued and unpaid interest on the 2014 Company Note. The shares were issued at approximately $0.0014 per share.

On October 26, 2015, Heather Bush notified the Company that she is resigning as the Company’s Chief Financial Officer.

On November 5, 2015, the Company issued 9,036,379 shares of common stock upon the conversion of $5,765 of principal and accrued and unpaid interest on the 2015 LG Note. The shares were issued at approximately $0.000638 per share.

On November 4, 2015, Justin Braune resigned as the CEO and as the sole member of the Board of Directors of the Company. Prior to his resignation Braune appointed B. Michael Friedman to the Board of Directors of the Company and Mr. Friedman also agreed to act as Interim CEO.

On November 17, 2015, the Company issued 21,730,000 shares of common stock upon the conversion of $20,796 of principal and accrued and unpaid interest on the 2014 Company Note. The shares were issued at approximately $0.001 per share.

On December 16, 2015, the Company and AVHI, the Company’s wholly owned subsidiary entered into a Deed in Lieu of Foreclosure Agreement (the “Agreement”) with Tonaquint, pursuant to which in exchange for the Company conveying its’ interest in the Company’s Nevada owned real estate (the “Property”) Tonaquint agreed to refrain and forbear from exercising and enforcing its remedies under their 2014 Convertible Note (see Note 6). Additionally, the Company received $25,000 and a reduction of the Note balance of $500,000. AVHI previously paid approximately $225,000 for the Property. After the transaction the balance of the 2014 Convertible Note was approximately $311,000.

On January 6, 2016, the Company accepted and agreed to a Debt Purchase Agreement (the “DPA”), whereby LG Capital Funding, LLC (“LG”) acquired the 2015 convertible promissory note from Vis Vires. The Company issued an 8% Replacement Note to LG for $53,613 (the “First Replacement Note”). The First Replacement Note is due January 5, 2017 and is convertible into shares of the Company’s common stock at any time at the discretion of LG at a variable conversion price (“VCP”). The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount.

On January 19, 2016, the Company accepted and agreed to a DPA, whereby LG acquired $157,500 of the Tonaquint 2014 Convertible Note in exchange for $75,000. The Company issued an 8% Replacement Note to LG for $157,500 (the “Second Replacement Note”). The Second Replacement Note is due January 19, 2017 and is convertible into shares of the Company’s common stock at any time at the discretion of LG at a VCP. The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount.

On January 19, 2016, the Company accepted and agreed to a DPA, whereby Cerebrus Finance Group, LTD (“Cerebrus”) acquired $156,749.09 of the Tonaquint 2014 Convertible Note in exchange for $75,000. The Company issued an 8% Replacement Note to Cerebrus for $156,749.09 (the “Third Replacement Note”). The Third Replacement Note is due January 19, 2017 and is convertible into shares of the Company’s common stock at any time at the discretion of LG at a VCP. The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount.

The LG DPA and the Cerebrus DPA resulted in the Tonaquint Note being paid in full, accordingly as of January 19, 2016, the Company does not owe any amounts to Tonaquint.

On January 19, 2016, the Company completed the closing of a private placement financing transaction (the “Transaction”) with LG, pursuant to a Securities Purchase Agreement (the “LG Purchase Agreement”). Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture (the “LG Debenture”) in the aggregate principal amount of $76,080.67, and delivered on January 31, 2016, gross proceeds of $62,500.00 excluding transaction costs, fees, and expenses.

Principal and interest is due and payable January 18, 2017, and the LG Debenture is convertible into shares of the Company’s common stock at any time at the discretion of LG at a VCP. The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount.

The Company may prepay the LG Debenture, subject to prior notice to LG within an initial 30 day period after issuance, by paying an amount equal to 118% multiplied by the amount that the Company is prepaying. For each additional 30 day period the amount being prepaid is multiplied by an additional 6%, up to a maximum of 148% on the 180th day from issuance. Beginning on the 180th day after the issuance of the LG Debenture, the Company is not permitted to prepay the LG Debenture, so long as the LG Debenture is still outstanding, unless the Company and LG agree otherwise in writing.

On January 19, 2016, the Company completed the closing of a private placement financing transaction (the “Transaction”) with Cerebrus, pursuant to a Securities Purchase Agreement (the “Cerebrus Purchase Agreement”). Pursuant to the Cerebrus Purchase Agreement, Cerebrus purchased an 8% Convertible Debenture (the “Cerebrus Debenture”) in the aggregate principal amount of $34,775, and delivered on January 25, 2016, gross proceeds of $25,000 excluding transaction costs, fees, and expenses.

Principal and interest is due and payable January 19, 2017, and the Cerebrus Debenture is convertible into shares of the Company’s common stock at any time at the discretion of Cerebrus at a VCP. The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount.

The Company may prepay the Cerebrus Debenture, subject to prior notice to Cerebrus within an initial 30 day period after issuance, by paying an amount equal to 118% multiplied by the amount that the Company is prepaying. For each additional 30 day period the amount being prepaid is multiplied by an additional 6%, up to a maximum of 148% on the 180th day from issuance. Beginning on the 180th day after the issuance of the Cerebrus Debenture, the Company is not permitted to prepay the Cerebrus Debenture, so long as the Cerebrus Debenture is still outstanding, unless the Company and Cerebrus agree otherwise in writing.

In November 2015, the Company was made aware that the land transaction regarding 80 acres in Pueblo County, Colorado, may not have been properly deeded to the Company. The company was a party to the land purchase, however, it was recently discovered the second party to the land contract never filed the original quit claim deed on behalf of the Company, even though a copy of the notarized quit claim deed was sent to the Company. To date, the Company has paid a total of $47,438 ($36,000 at closing) and is on the deed of trust of the property. Accordingly, until the deed is properly recorded, the Company reduced the remaining balance of the note payable for the acquisition of the land of $74,313 and recorded a reserve allowance for the remaining balance of the asset of $54,490.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the nine months ended September 30, 2015 and 2014.

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

Results of Operations

For the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014

Revenues

Revenues for the three and nine months ended September 30, 2015 were $-0- and $7,221 compared to $2,397 and $25,934, respectively, for the three and nine months ended September 30, 2014 and were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Chillo products	$—	$—	$—	$17,009
Wellness products	—	2,397	7,221	8,926
Total	$—	$2,397	$7,221	$25,934

Operating Expenses

Operating expenses were $319,476 and $1,432,031 for the three and nine months ended September 30, 2015 compared to $460,578 and $894,731 for the three and nine months ended September 30, 2014. The expenses were comprised of:

	Three months ended September 30,		Nine months ended September 30,
Description	2015	2014	2015	2014
Administration and management fees	$44,670	$75,000	$183,375	$222,181
Stock compensation expense, management	94,370	—	204,110	—
Stock compensation expense, other	2,371	214,000	347,365	264,000
Impairment of goodwill	—	—	192,849	—
Reserve for inventory loss	—	—	32,529	—
Reserve for land loss	55,490	—	55,490	—
Bad debt expense	—	16,654	—	16,654
Professional and consulting fees	12,905	20,400	56,668	84,732
Commissions and license fees	—	—	—	8,162
Leased property expense	44,494	53,252	154,316	53,252
Advertising and promotional expenses	25,756	22,032	63,510	50,735
Rent and occupancy costs	18,029	24,816	52,240	51,886
Property and maintenance cost	—	8,925	3,000	17,925
Travel and entertainment	1,822	12,091	26,596	50,316
General and other administrative	19,569	13,407	59,983	74,888
Total	$319,476	$460,578	$1,432,031	$894,731

Stock compensation expense, management was $94,370 and $204,110, respectively, for the three and nine months ended September 30, 2015, compared to $-0- for the three and nine months ended September 30, 2014. The 2015 amount is comprised of the amortization of restricted common stock issued to the Company’s CEO Mr. Braune (resigned November 2015).

Stock compensation expense, other (included in professional and consulting fees) was $2,371 and $347,365 for the three and nine months ended September 30, 2015 and was comprised of the issuance of 5,000,000 restricted shares of common stock issued to an advisor of our board of directors for his appointment. The Company valued the 5,000,000 shares of common stock at $100,000 ($0.02 per share, the market price of the common stock) and recorded the $100,000 as stock compensation expense for the three and nine months ended September 30, 2015. The Company also agreed the advisor shall receive a non-qualified stock option to purchase 1,000,000 shares (“Option Shares”) of the Company’s common stock at an exercise price equal to $0.05 per share. Accordingly, the Company recorded $2,371 and $11,065 as stock compensation expense for three and nine months ended September 30, 2015. Also included in stock compensation expense, other was the issuance of 1,000 shares of Class B Preferred Stock to Mr. Friedman. The Company valued the shares at $276,300 and recorded $40,000 towards accrued and unpaid fees owed Mr. Friedman and $236,300 as stock compensation expense for the nine months ended September 30, 2015.

Stock compensation expense, other for the three and nine months ended September 30, 2014 was $214,000 and $264,000, respectively. The 2014 period is comprised of $58,000 (three months) and $108,000 (nine months) to advisors to the board of directors and $156,000 (three and nine months) for the issuance of 1,300,000 shares of common stock for services.

Professional and consulting fees (excluding stock compensation, other) decreased to $12,905 and $56,668, respectively, for the three and nine months ended September 30, 2015, compared to $20,400 and $84,732 for the three and nine months ended September 30, 2014, respectively, and is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Legal fees	$3,585	$—	$13,948	$28,882
Property management fees	—	15,000	10,000	32,500
Accounting fees	3,000	3,000	14,953	11,650
Investor relation costs	6,320	2,400	13,767	11,700
Total	$12,905	$20,400	$52,668	$84,732

Commission and licensing fees of $0 were incurred for three and nine months ended September 30, 2015 compared to commissions of $8,162 for the nine months ended September 30, 2014. The 2015 period did not include any commissionable sales.

Advertising and promotional expenses increased to $25,756 and $63,510, respectively, for the three and nine months ended September 30, 2015 compared to $22,032 and $50,735 for the three and nine months ended September 30, 2014, respectively. The increases were primarily due to the engagement of 2 consultants for web site development and marketing research related to the Company’s new vaporizer it was planning to launch in the quarter ending September 30, 2015. The product has not been finalized and there have been no sales.

Rent and occupancy costs were $18,029 and $52,240 for the three and nine months ended September 30, 2015, respectively, compared to $24,816 and $51,886 for the three and nine months ended September 30, 2014, respectively. The decrease for the three months ended September 2015 compared to 2014 was as a result of the Company not renewing a Colorado apartment lease.

Leased property available for sub-lease and property maintenance costs were $44,494 and $157,316, respectively, for the three and nine months ended September 30, 2015 compared to $62,177 and $71,177, respectively, for the three and nine months ended September 30, 2014. The 2015 costs were primarily comprised of $42,411 (three months) and $127,233 (nine months) for leased real estate and $2,083 (three months) and $27,083 (nine months) for water rights that the Company plans to lease or sub-lease to licensed marijuana operators. The Company has not sub-leased either of these properties and is delinquent in rent payments on both properties.

General and other administrative costs for the three and nine months ended September 30, 2015, were $19,569 and $59,983, respectively, compared to $13,407 and $74,888, respectively, for the three and nine months ended September 30, 2014. The significant expenses is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
Description	2015	2014	2015	2014
Settlement expense	$—	$—	$—	$15,000
Payroll taxes and fees	2,628	1,056	7,465	4,841
Filing fees and transfer agent fees	7,398	1,983	14,683	9,474
Office and moving expense	—	—	—	8,754
Other taxes	2,180	—	11,763	—
Insurance	1,566	—	4,697	—
Telephone, internet and website expenses	1,468	4,618	10,286	12,451
Office supplies	—	3,240	1,941	10,763
Other general and other administrative	4,329	2,510	9,148	13,605
Total	$19,569	$13,407	$59,983	$74,888

Other Income (Expense), Net

Other expense for the three and nine months ended September 30, 2015 was $267,463 and $764,147, respectively compared to $66,382 and $267,903 for the three and nine months ended September 30, 2014, respectively. Included in other expenses for the 2015 period interest expense of $254,352 and $757,414 for the three and nine months ended September 30, 2015, respectively, offset by credits from the decrease on the fair value of derivatives of $17,139 (three months) and $24,742 (nine months) and interest income of $4,028 (three months) and $18,009 (nine months).

For the three months ended September 30, 2014 interest expense of $71,180 was offset by interest income of $4,798. Other expenses for the 2014 nine month period was interest expense of $365,802 offset by income from the decrease on the fair value of derivatives of $30,347 and interest income of $68,362.

Interest expense for each of the periods is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Excess value of common stock issued	$54,898	$—	$291,203	$—
Interest on face value	18,495	30,038	63,312	100,038
Additional true up interest	92,267	—	235,564	—
Amortization of note discount	85,026	—	135,681	81,535
Amortization of OID	—	38,571	22,755	150,000
Initial expense on fair value of derivatives	—	—	—	—
Amortization of deferred financing fees	3,666	2,571	8,899	34,229
Total	$254,352	$71,180	$757,414	$365,802

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2015, we had cash and cash equivalents of $179, a decrease of $118,250, from $118,429 as of December 31, 2014. At September 30, 2015, we had current liabilities of $1,680,855 compared to current assets of $541,177 which resulted in working capital deficit of $1,139,678. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt and notes payable.

Operating Activities

For the nine months ended September 30, 2015, net cash used in operating activities was $445,561 compared to $519,883 for the nine months ended September 30, 2014. The Company had a net loss $2,192,242 for the nine months ended September 30, 2015 compared to a net loss of $1,175,867 for the nine months ended September 30, 2014. The net loss for the nine months ended September 30, 2015, was impacted by the impairment of goodwill of $192,849, noncash interest expense of $291,203 for excess value of common stock issued for convertible notes payable, the amortization of discounts on convertible notes of $158,436, amortization of deferred stock compensation of $204,110, stock based compensation of $347,365, reserve for land loss of $55,490, inventory loss of $32,529, $71,761 for the initial fair value of derivative liabilities and the amortization of deferred financing fees of $8,503 related to the convertible promissory notes offset by the change in fair values of derivative liabilities of $47,019. Changes in operating assets and liabilities that reduced cash used in operating activities included an increase in accounts payable and accrued expenses of $468,486, a decrease in prepaid assets and other of $55,182 and a decrease in inventory of $4,422. Changes in operating assets and liabilities utilizing cash was the result of the return of $90,000 on tenant deposits and decrease in deferred compensation of $9,279.

The net loss for the nine months ended September 30, 2014 was impacted by stock compensation expense of $264,000 to our advisor to the board of directors, the amortization of discounts on convertible notes of $231,535, the amortization of deferred financing fees of $34,229 related to the convertible promissory notes, an increase in accounts payable and accrued expenses of $54,019, an increase in deferred compensation of $119,829, the receipt of tenant deposits of $75,000 and depreciation expense $1,341. These amounts were offset by the change fair value of the derivatives of $30,347, increases in prepaid expenses of $117,076 and an increase in inventory of $5,489.

Investing Activities

During the nine months ended September 30, 2015, net cash used in investing activities was $41,214 compared to $238,510 for the nine months ended September 30, 2014. The 2015 period was the result of advances to a related party. Net cash used in investing activity for the nine months ended September 30, 2014 was a result of land acquisition costs of $54,053, and investments of $50,000 in non-marketable securities, advances to a related party of $89,988, cash portion of acquisition of $20,000, security deposits paid of $14,700 and the purchase of office furniture of $9,769.

Financing Activities

During the nine months ended September 30, 2015, net cash provided by financing activities was $368,525 compared to $892,000 for the nine months ended September 30, 2014. The 2015 activity was comprised of proceeds received related to the Tonaquint notes receivable of $178,812, proceeds from the issuance of convertible promissory notes of $200,000, proceeds from an advance from shareholder and the payments made on notes payable of $11,437. The 2014 activity was comprised of proceeds received related to the Tonaquint notes receivable of $400,000, the issuance of convertible promissory notes of $500,000 and the payment of deferred financing fees of $8,000.

For the nine months ended September 30, 2015, cash and cash equivalents decreased by $118,250 compared to an increase $133,607 for the nine months ended September 30, 2014. Ending cash and cash equivalents at September 30, 2015 was $179 compared to $242,373 at September 30, 2014.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit at September 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of it financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt.  These costs may be paid in the form of cash. These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued, the Company may provide the debt holder with an original issue discount.  The original issue discount would be recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Accounts Receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of September 30, 2015, based on the above criteria, the Company has an allowance for doubtful accounts of $44,068.

Property and Equipment

Property and equipment are stated at cost, and except for land, depreciation is provided by use of a straight-line method over the estimated useful lives of the assets. The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. In November 2015, the Company was made aware that the land transaction regarding 80 acres in Pueblo County, Colorado, may not have been properly deeded to the Company. The company was a party to the land purchase, however, it was recently discovered, and the second party to the land contract never filed the original quit claim deed on behalf of the Company, even though a copy of the notarized quit claim deed was sent to the Company. To date, the Company has paid a total of $47,438.00 ($36,000 at closing) and is on the deed of trust of the property with a remaining note balance of approximately $75,000 held by the original owner. Accordingly, until the deed is properly recorded, the Company rediced the remaining balance of the note payable for the acquisition of the land of $74,313 and recorded a reserve allowance for the remaining balance of the asset of $54,490. The estimated useful lives of property and equipment are as follows:

Furniture and equipment                  5 years

The Company's property and equipment consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Land	$354,269	$354,269
Allowance for land loss, including note elimination of $74,313	(129,803)	—
Furniture and equipment	13,829	13,829
Accumulated depreciation	(4,051)	(1,976)
Balance	$234,244	$366,122

Depreciation expense of $692 and $2,075 was recorded for the three and nine months ended September 30, 2015, respectively, compared to $491 and $1,341 for the three and nine months ended September 30, 2014, respectively.

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of September 30, 2015 there were warrants and options to purchase 1,000,000 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 575,415,654 shares of common stock These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

For the three and nine months ended September 30, 2015, the Company recorded stock and warrant based compensation of $96,741 and $551,475, respectively compared to $214,000 and $264,000 for the three and nine months ended September 30, 2014, respectively. (See Notes 7 and 8).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective as of September 30, 2015 due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 29, 2015, the Company issued 10,000,000 shares of common stock upon the conversion of $36,630 of principal and accrued and unpaid interest on the 2014 Company Note. The shares were issued at approximately $0.003663 per share.

On August 13, 2015, the Company issued 7,500,000 shares of common stock upon the conversion of $27,473 of principal and accrued and unpaid interest on the 2014 Company Note. The shares were issued at approximately $0.003663 per share.

On September 3, 2015, the Company issued 5,263,158 shares of common stock upon the conversion of $10,000 of principal and accrued and unpaid interest on the 2015 Vis Vires Convertible Note. The shares were issued at approximately $0.0019 per share.

On September 10, 2015, the Company issued 16,500,000 shares of common stock upon the conversion of $19,800 of principal and accrued and unpaid interest on the 2015 Vis Vires Convertible Note. The shares were issued at approximately $0.0012 per share.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Common Stock Issuances for Debt Conversions

On July 29, 2015, the Company issued 10,000,000 shares of common stock upon the conversion of $36,630 of principal and accrued and unpaid interest on the 2014 Company Note. The shares were issued at approximately $0.003663 per share.

On August 13, 2015, the Company issued 7,500,000 shares of common stock upon the conversion of $27,473 of principal and accrued and unpaid interest on the 2014 Company Note. The shares were issued at approximately $0.003663 per share.

On September 3, 2015, the Company issued 5,263,158 shares of common stock upon the conversion of $10,000 of principal and accrued and unpaid interest on the 2015 Vis Vires Convertible Note. The shares were issued at approximately $0.0019 per share.

On September 10, 2015, the Company issued 16,500,000 shares of common stock upon the conversion of $19,800 of principal and accrued and unpaid interest on the 2015 Vis Vires Convertible Note. The shares were issued at approximately $0.0012 per share.

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

Dated: March 7, 2016

AGRITEK HOLDINGS, INC.

By:	/s/ B. Michael Friedman
B. Michael Friedman
Chief Executive Officer (principal executive officer and principal financial officer)