Form 10-K
period 2015-12-31
AGRITEK HOLDINGS, INC.
filed 2016-05-19
CIK 1040850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-1321002

AGRITEK HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1321002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Brickell Ave. Suite 500
Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $836,563 on June 30, 2015.

The number of shares outstanding of the registrant’s $0.0001 par value Common Stock as of May 13, 2016, was 299,106,678 shares.

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

On November 12, 2013, the Financial Industry Regulatory Authority (“FINRA”) approved the Reverse Stock Split with an effective date of December 11, 2013. All the share amounts in this annual report on Form 10-K reflect the Reverse Stock Split.

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

Description of Business

Agritek’s business plan is to acquire and lease real estate, then lease or sub-lease the real estate to licensed marijuana operators, including providing complete turnkey growing space and related facilities to licensed marijuana growers and dispensary owners. Additionally, the Company offers a variety of services and product lines to the medicinal marijuana sector, including the distribution of hemp- based nutritional products and a line of innovative solutions for electronically processing merchant transactions.

The Company does not grow, harvest, distribute or sell marijuana or any substances that violate the laws of the United States of America.

Real Estate Leasing

Our real estate leasing business primarily includes the acquisition and leasing of cultivation space and related facilities to licensed marijuana growers and dispensary owners for their operations. Management anticipates that these facilities will range in size from 5,000 to 50,000 square feet. These facilities will only be leased to tenants that possess the requisite state licenses to operate cultivation facilities. The leases with the tenants will provide certain requirements that permit us to continually evaluate our tenants’ compliance with applicable laws and regulations.

As of the date of this report, we are a deed holder of one cultivation property that is located in a suburb of Pueblo, Colorado. The property consists of approximately 80 acres of land zoned for cultivating cannabis.  We are evaluating strategic options for this property.

On March 18, 2014, in conjunction with a land purchase of 80 acres in Pueblo County, Colorado, the Company paid $36,000 cash and entered into a promissory note in the amount of $85,750. The Company plans to lease individual parcels of the 80 acre parcel to fully-licensed and compliant growers and dispensaries within the regulated medicinal and recreational market of Colorado. The Company plans to receive rents and management fees for providing infrastructure, water, electricity, equipment leasing and security services to potential tenants. In November 2015, the Company was made aware that the land transaction regarding 80 acres in Pueblo County, Colorado, may not have been properly deeded to the Company. The company was a party to the land purchase, however, it was recently discovered the second party to the land contract never filed the original quit claim deed on behalf of the Company, even though a copy of the notarized quit claim deed was sent to the Company. To date, the Company has paid a total of $47,438 ($36,000 at closing) and is on the deed of trust of the property. Accordingly, until the deed is properly recorded, the Company reduced the remaining balance of the note payable for the acquisition of the land of $74,313 and recorded a reserve allowance for the remaining balance of the asset of $54,490.

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

We plan to continue to acquire additional commercial real estate and lease land to licensed participants in the cannabis industry. These participants include, cultivators, dispensary owners, product packaging, lighting, cultivation supplies, and financial services. In exchange for certain services that may be provided to these tenants, we expect to receive rental income in the form of cash. In certain cases, we may acquire equity interests or provide debt capital to these businesses.

Equipment leasing and financing

We will expand our division to lease cultivation equipment and facilities to customers in the cannabis industry. We expect we will enter into sale lease-back transactions of grow lights, tenant improvements and other grow equipment. Since Colorado State law does not allow entities operating under a cannabis license to pledge the assets or the license of the cannabis operation for any type of general borrowing activity, we intend to provide loans to individuals and businesses in the cannabis industry on an unsecured basis.  Equipment will only be leased to tenants that possess the requisite state licenses to operate such facilities. The leases with the tenants will provide certain requirements that permit us to continually evaluate its tenants’ compliance with applicable laws and regulations.

We are exploring lending opportunities in Oregon, Washington, Colorado, and Arizona. Our finance strategy will include making direct term loans and providing revolving lines of credit to businesses involved in the cultivation and sale of cannabis and related products.  These loans will generally be secured to the maximum extent permitted by law.  We believe there is a significant demand for this financing.  We are pursuing other finance services including customized finance, capital formation, and banking, for participants in the cannabis industry.

Consulting and Advisory

Through AVH we offer comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, logistical support, facility design and building services.  Our business plan is based on the future growth of the regulated cannabis market in the United States. We will provide general advisory services for business development, facilities design and construction, cultivation and retail operations, marketing and the improvement and expansion of existing operations.

Through December 31, 2015, we operated in one reportable segment, wholesale sales.

Employees

Other than the Company’s sole officer and director, the Company does not have any full-time employees. The Company relies on several independent contractors and other agreements it has with other companies to provide the services needed. Each management hire has been carefully selected to address immediate needs in particular functional areas, but also with consideration of the Company’s future needs during a period of expected rapid growth and expansion. Value is placed not only on outstanding credentials in specific areas of functional expertise, but also on cross-functionality, a strong knowledge of content acquisition and distribution, along with hands-on experience in scaling operations from initial beta and development stage through successful commercial deployment.

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

Competition

Currently, there are a number of other companies that provide similar products and/or services, such as hydroponic supplies, hemp products, leasing of real estate and consulting services to the cannabis industry. In the future we fully expect that other companies will recognize the value of ancillary businesses serving the cannabis industry and enter into the marketplace as competitors.

The cannabis industry in the United States is highly fragmented, rapidly expanding and evolving. The industry is characterized by new and potentially disruptive or conflicting legislation propounded on a state-by-state basis. Our competitors may be local or international enterprises and may have financial, technical, sales, marketing and other resources greater than ours. These companies may also compete with us in recruiting and retaining qualified personnel and consultants.

Our competitive position will depend on our ability to attract and retain qualified licensees in regulated jurisdictions, consultants and advisors with industry depth, and talented managerial, operational and other personnel. Our competitive position will also depend on our ability to develop and acquire effective proprietary products and solutions, personal relationships of our executive officers and directors, and our ability to secure adequate capital resources. We compete to attract and retain customers of our services. We expect to compete in this area on the basis of price, regulatory compliance, vendor relationships, usefulness, availability, and ease of use of our services.

A few of the companies competing within the recreational cannabis sector including:

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

Government Regulation

As of March 31, 2016, there are 23 states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, the federal government regulates drugs through the Controlled Substances Act (“CSA”), which does not recognize the difference between medical and recreational use of cannabis. Under federal law, cannabis is treated like every other controlled substance, such as cocaine and heroin. The federal government places every controlled substance in a schedule, in principle according to its relative potential for abuse and medicinal value. Under the CSA, cannabis is classified as a Schedule I drug, which means that the federal government views medical cannabis as highly addictive and having no medical value. Pursuant to the CSA, it is unlawful for any person (1) to sell or offer for sale drug paraphernalia; (2) to use the mails or any other facility of interstate commerce to transport drug paraphernalia; or (3) to import or export drug paraphernalia.

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

In an effort to provide guidance to federal law enforcement, the Department of Justice (the “DOJ”) has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole (the “Cole Memo”) on August 29, 2013. Each memorandum provides that the DOJ is committed to enforcement of the CSA but the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent and rational way.

The Cole Memo provides updated guidance to federal prosecutors concerning marijuana enforcement in light of state laws legalizing medical and recreational marijuana possession in small amounts. The memorandum sets forth certain enforcement priorities that are important to the federal government:

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

We incurred a net loss of $2,074,161 and $2,012,102 for the years ending December 31, 2015 and 2014, respectively. Because of our continued operating losses, negative cash flows from operations and working capital deficit, in their report on our financial statements for the year ended December 31, 2015, our independent auditors included an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. We will continue to experience net operating losses in the foreseeable future. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loan from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the fourth quarter of fiscal year 2015, management identified material weaknesses in our internal control over financial reporting as discussed in Item 9A of this Annual Report on Form 10-K. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework. We are planning to engage in developing a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and shareholder litigation.

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

Because of the size of our Company and its status as a “penny stock” as well as the current economy and difficulties in companies our size finding adequate sources of funding, we have been forced to raise capital through the issuance of convertible notes and other debt instruments. These debt instruments carry favorable conversion terms to their holders of up to 50% discounts to the market price of our common stock on conversion and in some cases provide for the immediate sale of our securities into the open market. Accordingly, this has caused dilution to our stockholders in 2014 and may for the foreseeable future. As of December 31, 2015, we had approximately $472,514 in convertible debt and potential convertible debt outstanding. This convertible debt balance as well as additional convertible debt we incur in the future will cause substantial dilution to our stockholders.

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

In April 2014, the Company entered into a 10-year sublease agreement for the use of up to 7,500 square feet with a Colorado based oncology clinical trial and drug testing company and facility presently doing cancer research and testing for established pharmaceutical companies seeking FDA approval for new drugs. Pursuant to the lease, as amended, the Company has agreed to pay $3,500 per month for the space, and it will be utilized to market, sell and distribute products to Colorado dispensaries. The Company is currently in default of the lease.

Leased Properties

On April 28, 2014, the Company executed and closed a 10 year lease agreement for 20 acres of an agricultural farming facility located in South Florida following the approval of the so-called “Charlotte’s Web” legislation, aimed at decriminalizing low grade marijuana specifically for the use of treating epilepsy and cancer patients.  Pursuant to the lease agreement, the Company maintains a first right of refusal to purchase the property for three years. The Company prepaid the first year lease amount of $24,000. The Company is currently in default of the lease agreement, as rents have not been for the second year of the lease beginning May 2015.

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

ITEM 3. LEGAL PROCEEDINGS.

On March 2, 2015, the Company, the Company’s CEO and the Company’s CFO at the time were named in a civil complaint filed by Erick Rodriguez in the District Court in Clark County, Nevada. The complaint alleges that Mr. Rodriguez never received 250,000 shares of Series B preferred stock that were initially approved by the Board of Directors in 2012. Mr. Rodriguez resigned in June 2013, and the Company cancelled the issuance of the shares to Mr. Rodriguez on the Company’s books and records.

On May 5, 2015, the Company’s CEO and the Company’s former CFO were named in a civil complaint filed by Justin Braune in the Circuit Court of Palm Beach County, Florida. The complaint alleges that the Company has not delivered to Mr. Braune certain stock certificates. Mr. Braune resigned on November 4, 2015, and his resignation letter as filed on Form 8-K with the SEC on November 9, 2015, included the statement from Mr. Braune that he was cancelling these certificates.

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

Period	High	Low
Fiscal Year 2015
First Quarter (January 1, 2015 – March 31, 2015)	$0.064	$0.017
Second Quarter (April 1, 2015 – June 30, 2015)	$0.0234	$0.007
Third Quarter (July 1, 2015 – September 30, 2015)	$0.0089	$0.0015
Fourth Quarter (October 1, 2015 – December 31,2015)	$0.0022	$0.0008

Fiscal Year 2014
First Quarter (January 1, 2014 – March 31, 2014)	$0.56	$0.20
Second Quarter (April 1, 2014 – June 30, 2014)	$0.42	$0.22
Third Quarter (July 1, 2014 - September 30, 2014)	$0.26	$0.09
Fourth Quarter (October 1, 2014 – December 31, 2014)	$0.13	$0.05

(b) Holders

The number of record holders of our common stock as of March 31, 2016 was approximately 256. This excludes shareholders who hold their stock in street name. The Company estimates that there are over 10,000 stockholders who hold their shares of common stock in street name.

(c) Dividends

The Company did not declare any cash dividends for the years ended December 31, 2015 and 2014. Our Board of Directors does not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

(d) Securities authorized for issuance under equity compensation plans

None

Recent Sales of Unregistered Equity Securities

During the year ended December 31, 2015, the Company issued the following shares of common stock upon the conversions of portions of the 2014 Company Note and portions of the 2015 Convertible Notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
1/3/2015	$65,460	$9,540	$75,000	$0.045	1,665,445	Tonaquint
1/28/2015	$54,123	$8,377	$62,500	$0.0334	1,869,187	Tonaquint
2 20/2015	$55,901	$9,099	$65,000	$0.0244	2,668,309	Tonaquint
3/13/2015	$60,000	$—	$60,000	$0.0244	2,463,045	Tonaquint
3/31/2015	$66,555	$8,445	$75,000	$0.0125	5,985,634	Tonaquint
5/5/2015	$66,731	$8,269	$75,000	$0.0125	6,008,171	Tonaquint
6/2/2015	$67,277	$7,723	$75,000	$0.0095	7,917,238	Tonaquint
6/29/2015	$67,483	$7,517	$75,000	$0.0055	13,678,643	Tonaquint
7/29/2015	$29,368	$7,262	$36,630	$0.003663	10,000,000	Tonaquint
8/13/2015	$27,473	$—	$27,473	$0.003663	7,500,000	Tonaquint
9/3/2015	$10,000	$—	$10,000	$0.0019	5,263,158	Vis Vires
9/10/2015	$19,800	$—	$19,800	$0.00083	16,500,000	Vis Vires
10/1/2015	$2,750	$112	$2,862	$0.000812	3,524,027	LG
10/9/2015	$4,500	$183	$4,683	$0.000638	7,340,834	Service
10/12/2015	$3,500	$150	$3,650	$0.000812	4,494,567	GW
10/13/2015	$5,000	$216	$5,216	$0.00087	5,995,275	LG
10/16/2015	$10.549	$13,924	$24,473	$0.001003	24,400,000	Tonaquint
11/6/2015	$5,500	$265	$5,765	$0.000638	9,036,379	LG
11/16/2015	$14,005	$6,792	$20,797	$0.001	21,730,000	Tonaquint
	$635,975	$87,873	$723,848		158,039,912

In addition to the above during the year ended December 31, 2015, the Company:

On October 14, 2015, the Company issued 12,500,000 shares of common stock to Mr. Friedman for services. The Company valued the shares of common stock at $25,000 ($0.002 per share, the market price of the common stock on the grant date) as stock compensation expense for the year ended December 31, 2015.

On April 14, 2015, the Company appointed Dr. Stephen Holt to the Advisory Board of the Board of Directors of the Company. The Company issued 5,000,000 shares of restricted common stock to Dr. Holt for his appointment.

On March 20, 2015, the Company issued 15,000,000 shares of common stock to the Company’s CEO in connection with an employment and board of director’s agreement naming Mr. Braune as CEO, President and a member of our Board of Directors. The shares of common stock were to vest as follows: 5,000,000, shares on the six month anniversary of the Agreement and 10,000,000 shares on the one year anniversary of the Agreement. Mr. Braune resigned from the board of directors and as CEO on November 4, 2015, and agreed to cancel the 15,000,000 shares in his letter of resignation.

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

The independent auditors’ reports on our financial statements for the years ended December 31, 2015 and 2014 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 10 to the consolidated financial statements filed herein.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditors have raised a substantial doubt about our ability to continue as a going concern.

Results of Operations

Year ended December 31, 2015 compared to December 31, 2014

Revenues

Revenues for the years ended December 31, 2015 and 2014 were $7,221 and $47,261, respectively, and were comprised of the following:

	Year ended December 31,
	2015	2014
Wellness products	$7,221	$32,045
Chillo products	—	15,216
Total	$7,221	$47,261

During 2013, the Company entered into an exclusive distributorship agreement with Chill Drinks, LLC for sales of Chill Drink’s products to dispensaries. Sales began in April 2013 and ceased upon the termination of the agreement.

Operating Expenses

Operating expenses were $1,375,162 for the year ended December 31, 2015 compared to $1,315,676 for the year ended December 31, 2014. The expenses were comprised of:

	Year Ended December 31,
Description	2015	2014
Administration and management fees	$225,042	$314,660
Stock compensation expense, management	50,000	—
Stock compensation expense, other	113,436	379,000
Professional and consulting fees	61,750	58,532
Impairment of goodwill	192,849	—
Reserve for land loss	55,490	—
Bad debt expense	267,082	16,654
Advertising and promotional expenses	37,685	72,091
Rent and occupancy costs	64,190	76,235
Leased property for sub-lease including maintenance costs	201,327	227,088
Travel and entertainment	36,339	71,029
General and other administrative	69,972	100,387
Total	$1,375,162	$1,315,676

Stock compensation expense, management, (included in Administrative and management fees in the consolidated statements of operations) included the issuance on October 13, 2015, of 12,500,000 shares of common stock each to Mr. Friedman and Mr. Braune for services. The Company valued the shares of common stock at $50,000 ($0.002 per share, the market price of the common stock on the grant date) as stock compensation expense for the year ended December 31, 2015.

Stock compensation expense, other (included in professional and consulting fees in the consolidated statements of operations) was $113,436 and $379,000 for the years ended December 31, 2015 and 2014. The 2015 period was comprised of the issuance on April 1, 2016, of 5,000,000 restricted shares of common stock issued to an advisor of our board of directors for his appointment. The Company valued the 5,000,000 shares of common stock at $100,000 ($0.02 per share, the market price of the common stock) and recorded the $100,000 as stock compensation expense. The Company also agreed the advisor shall receive a non-qualified stock option to purchase 1,000,000 shares (“Option Shares”) of the Company’s common stock at an exercise price equal to $0.05 per share. Option Shares of 400,000 vested immediately and 50,000 Option Shares vest each month form April 2015 through March 2016. Accordingly, as of December 31, 2015, 850,000 Option Shares have vested and the Company recorded $13,436 as stock compensation expense, based on Black-Scholes. The 2014 period is comprised of $133,000 to advisories to the board of directors and $246,000 for the issuance of 2,035,895 shares of common stock for services provided.

Professional and consulting fees (excluding stock compensation expense, other) increased for the year ended December 31, 2015 compared to December 31, 2014, and is comprised of the following:

	Year ended December 31,
	2015	2014
Legal fees	$21,633	$28,882
Consulting fees	4,000	2,000
Accounting fees	18,453	14,050
Investor relation costs (including $5,000 related)	17,664	13,600
	$61,750	$58,532

Bad debt expense for the year ended December 31, 2015, includes $266,422 of related party expense for the allowance for uncollectible amount from the amount due from 80 Commerce. In February 2016, the Company agreed to accept 1,101,642 shares of common stock of 800 Commerce, Inc. (now known as Petrogress, Inc.) for the settlement of the amount due. Based on the market value of the Petrogress common stock received, the Company recorded an allowance of $266,422 for the year ended December 31, 2015.

Advertising and promotional expenses decreased for the year ended December 31, 2015 compared to the year ended December 31, 2014. During the year ended December 31, 2015, the expenses included to the engagement of 2 consultants for web site development and marketing research related to the Company’s new vaporizer it was planning to launch in the quarter ending September 30, 2015. The product has not been finalized and there have been no sales.

Rent and occupancy costs decreased for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease was primarily as a result of the Company not renewing a Colorado apartment lease.

Leased property available for sub-lease and property maintenance costs were $201,327 and $227,088 for the years ended December 31, 2015 and 2014, respectively. The 2015 costs were primarily comprised of $169,644 for leased real estate, $27,083 for water rights that the Company planned to lease or sub-lease to licensed marijuana operators and $10,000 for fee paid to a property manager (terminated March 1, 2015). During the year ended December 31, 2015, the Company also received a refund of $8,400 for land surveys not completed by the vendor. The Company has not sub-leased either of these properties and is delinquent in rent payments on both properties. The 2014 costs were comprised of $85,246 for leased real estate that the Company plans to lease or sub-lease to licensed marijuana operators, $22,917 for water rights, $15,500 for land surveys and $2,425 on land maintenance. Additionally, the Company expensed $51,000 for fees paid to a property manager and $50,000 it had advanced to MYLO Construction for the management and construction of a proposed building in the Apex Industrial Park Complex, otherwise known as Nevada’s “Green Zone”. On December 16, 2015, the Company and AVHI, the Company’s wholly owned subsidiary entered into a Deed in Lieu of Foreclosure Agreement (the “DLF Agreement”) with Tonaquint, pursuant to which the Company conveyed its’ interest in the Green Zone Property.

General and other administrative costs for the year ended December 31, 2015, decreased compared to the year ended December 31, 2014. The significant expenses is comprised of the following:

Description	2015	2014
Settlement expense	$—	$15,000
Payroll taxes and fees	7,465	6,304
Filing fees and transfer agent fees	18,216	12,236
Office and moving expense	—	9,518
Other taxes	13,943	—
Insurance	5,222	—
Telephone, internet and website expenses	13,082	17,225
Office supplies	2,056	11,736
Other general and other administrative	9,988	28,368
Total	$69,972	$100,387

Other Income (Expense), Net

Other expense for the year ended December 31, 2015 was $706,971 compared to $675,083 for the year ended December 31, 2014. The 2015 period included a net loss on debt settlements of $183,277, an increase in the fair value of derivatives of $30,916 and interest expense of $492,777. Loss on debt settlements was comprised of a a gain of $275,534 pursuant to the DLF Agreement with Tonaquint, as well as the write off of $8,700 of accounts payable to other vendors, and losses on debt settlements for the issuance of 1,000,000 shares of Series B preferred Stock, valued at $276,300, to Mr. Friedman in exchange for the extinguishment of $40,000 of accrued and unpaid management fees and $231,211 loss on the issuance of common stock to retire liabilities. Included in other expenses for the 2014 period was income from the decrease on the fair value of derivatives of $30,347 and interest income of $80,206, offset by interest expense of $785,636.

Interest expense decreased in the current period and was comprised of:

	Year ended December 31,
	2015	2014
Interest on face value and other	$45,037	$133,769
Additional true-up interest	249,876	123,572
Amortization of note discount	184,530	81,537
Amortization of OID	22,755	167,245
Amortization of deferred financing fees	13,268	35,378
Interest income	(22,689)	(80,206)
Total	$492,777	$461,295

Liquidity and Capital Resources.

For the year ended December 31, 2015, net cash used in operating activities was $472,613 compared to $749,764 for the year ended December 31, 2014. The net loss for the year ended December 31, 2015 of $2,115,828 was impacted by the impairment of goodwill of $192,849, bad debt expense of $267,082, the amortization of discounts on convertible notes of $207,284, stock and warrant based compensation of $163,436, reserve for land loss of $55,490, $82,239 for the initial fair value of derivative liabilities and the amortization of deferred financing fees of $13,268 related to the convertible promissory notes offset by the change in fair values of derivative liabilities of $51,323 and loss on settlements of debt of $183,277. Changes in operating assets and liabilities that reduced cash used in operating activities included an increase in accounts payable and accrued expenses of $494,047, a decrease in prepaid assets and other of $84,907 and a decrease in inventory of $42,061. Changes in operating assets and liabilities utilizing cash was the result of the return of $90,000 on tenant deposits and decrease in deferred compensation of $3,683.

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

During the year ended December 31, 2015, net cash used in investing activities was $46,188 compared to $532,573 for the year ended December 31, 2014. The 2015 period was a result advances to a related party. The 2014 period was the result of land acquisition costs of $268,531, investments of $50,000 in non-marketable securities, advances to a related party of $169,573, security deposits paid of $14,700 and the purchase of office furniture of $9,769 and the cash payment portion of $20,000 for the acquisition of Dry Vapes, Holdings, Inc.

Net cash provided by financing activities was $411,921 and $1,292,000 for the years ended December 31, 2015 and 2014, respectively. The 2015 activity was comprised of proceeds received related to the Tonaquint notes and interest receivable of $233,358, the issuance of convertible promissory notes of $200,000 and payments of deferred financing fees of 13,887. The 2014 activity was comprised of proceeds received related to the Typenex notes receivable of $200,000, the issuance of convertible promissory notes of $1,100,000 and the payment of deferred financing fees of $8,000.

For the year ended December 31, 2015, cash and cash equivalents decreased by $106,881 compared to an increase of $9,663 for the year ended December 31, 2014. Ending cash and cash equivalents at December 31, 2015 was $11,548 compared to $118,429 at December 31, 2014.

We do not have cash and cash equivalents on hand to meet our obligations. We presently maintain our daily operations and capital needs through the sale of our products and financings available to us from our lenders.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of December 31, 2015 there were warrants to purchase 1,300,000 shares of common stock, the Company’s outstanding convertible debt is convertible into 562,113,231 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2015 disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2015 as described below.

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

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors:

Name	Age	Positions Held and Tenure
B. Michael Friedman	50	Chief Executive Officer and Director

B. Michael Friedman, Chief Executive Officer. From 2009 to March 2016, Mr. B. Michael Friedman had been the Company’s Chief Executive Officer and member of the Company’s Board of Directors. On November 4, 2016, Mr. Friedman was named interim CEO and was appointed to the Board of directors. In February 2010 (inception date) Mr. Friedman founded 800 Commerce and had been the President from inception date until his resignation on February 29, 2016. Mr. Friedman has over 20 years of investment banking experience, particularly in the areas of mergers and acquisitions, manufacturing, marketing, advertising, and licensing. Since 2008 Mr. Friedman operates in a managerial capacity, First Level Capital LLC, a mergers and acquisitions and financial consulting firm located in Los Angeles, California.  Mr. Friedman received his Bachelor of Science (BS) in Marketing and Management in 1986 from the University of Florida, in Gainesville, Florida.

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

Corporate Governance

During the quarter ended December 31, 2015, there were no material changes to procedures by which security holders may recommend nominees to our board of directors.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of such reports, and on written representations from certain reporting persons, the Company believes that, with respect to the fiscal year ended December 31, 2015, each director, executive officer and 10% stockholder made timely filings of all reports required by Section 16 of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

The following tables set forth all of the compensation awarded to, earned by or paid to: (i) each individual serving as our principal executive officer; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2015 and who received in excess of $100,000.

Summary Compensation Table

Name & Principal Position	Year	Salary	Stock Awards (2)	Option Awards	All Other Compensation (3)	Total
B. Michael Friedman (1)	2015	$62,500	$25,000	$—	$236,300	$323,800
Chief Executive Officer	2014	$150,000	$—	$—	$—	$150,000

Justin Braune	2015	$46,154	$—	$—	$—	$46,154
Former Chief Executive Officer	2014	$—	$—	$—	$—	$—

Barry Hollander (4)	2015	$68,000	$—	$—	$—	$68,000
Former Chief Financial Officer	2014	$96,000	$—	$—	$—	$96,000

(1)

Mr. Friedman resigned as an officer and director of the Company effective March 20, 2015, and was named interim CEO and as a member of the BOD on November 4, 2016. The 2015 salary is for the months Mr. Friedman was CEO, based on $12,500 per month for January through March and November and December 2015.

(2)	On October 14, 2015, the Company issued 12,500,000 shares of common stock to Mr. Friedman for services. The Company valued the shares of common stock at $25,000 ($0.002 per share, the market price of the common stock on the grant date).
(3)	Relates to the issuance of 1,000 shares of Class B Preferred Stock and includes the accounting value of the shares on a basis of their voting power. The shares are not convertible into common stock.
(4)	Mr. Hollander resigned as an officer and director of the Company effective September 15, 2015. Mr. Hollander’s 2014 salary includes $40,000 of unpaid and accrued expenses paid in restricted shares of common stock, based on the market value of the common stock at the end of the period. The Company issued 444,444 shares of common stock on December 31, 2014 for the 2014 accrued expenses of $40,000. The shares were issued at $0.09, the market price of the common stock when issued.

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

Outstanding Equity Awards at Fiscal Year-End

Other than the awards included in the Summary Compensation Table above, no executive officer received any equity awards during 2015, or holds exercisable or unexercisable options, as of December 31, 2015.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of March 31, 2016 by: (1) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock; (2) each of the named executive officers as defined in Item 402(m)(2); (3) each of the Company’s directors; and (4) all of the Company’s executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

	Common Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
B. Michael Friedman 319 Clematis St., Suite 812 West Palm Beach, FL 33401	31,526,778	10.5%

All directors and executive officers as a group – 1 person	31,526,778	10.5%

(1)	Based on a total of an aggregate of 299,106,678 shares of common stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Management fees

Effective January 1, 2013, the Company agreed to an annual compensation of $150,000 for its CEO, Mr. Michael Friedman (resigned March 20, 2015, re-appointed November 4, 2015), and $96,000 for the CFO, Mr. Barry Hollander (resigned September 15, 2015). For 2014, the Company and Mr. Hollander agreed that up to $5,000 per month can be paid in cash and the balance in restricted shares of common stock. Effective March 20, 2015, Mr. Justin Braune was named CEO and President. Mr. Braune also was appointed to the Board of Directors. B. Michael Friedman resigned his role as CEO and also from the Board of Directors. The Company agreed to an annual compensation of $100,000 for Mr. Braune in his role of CEO and Director of the Company and to issue Mr. Braune 15,000,000 shares of restricted common stock. The Company also initially issued Mr. Braune 12,500,000 shares of common stock on October 13, 2015. On October 16, 2015, Mr. Braune advised the Company and the Company’s transfer agent at the time to cancel the shares. Mr. Braune resigned from the board of directors and as CEO on November 4, 2015, and agreed to cancel the 15,000,000 shares in his letter of resignation.

For the years ended December 31, 2015 and 2014, the Company recorded expenses to its officers the following amounts included in Administrative and Management Fees in the consolidated statements of operations, included herein:

	2015	2014
Mr. Braune	$62,821	$—
Mr. Friedman	62,500	150,000
Mr. Hollander	68,000	96,000
Total	$193,321	$246,000

As of December 31, 2015 and 2014, the Company owed to its officers the following amounts, included in deferred compensation on the Company’s consolidated balance sheet:

	2015	2014
Mr. Friedman	$8,580	$80,082
Mr. Braune	16,667	—
Mr. Hollander	12,731	1,579
Total	$37,978	$81,661

Effective June 26, 2015, the Company issued 1,000 shares of Class B Preferred Stock (super voting rights, non-convertible securities) to Mr. Friedman, resulting in Mr. Friedman having majority control in determining the outcome of all corporate transactions subject to vote, including the election of officers.

On October 13, 2015, the Company issued 12,500,000 shares of common stock to Mr. Friedman for services. The Company valued the shares of common stock at $25,000 ($0.002 per share, the market price of the common stock on the grant date) as stock compensation expense for the year ended December 31, 2015.

On October 13, 2015, the Company issued 12,500,000 shares of common stock to Mr. Braune for services. The Company valued the common stock at $25,000 ($0.002 per share, the market price of the common stock on the grant date) as stock compensation expense for the year ending December, 31 2015. On October 16, 2015, Mr. Braune adviseed the Company and the Company’s transfer agent at the time to cancel the shares. Since then, Mr. Braune is claiming ownership of the shares, which the Company disputes.

On December 31, 2014, the Company issued 17,226,778 shares of restricted common stock to Mr. Friedman upon the conversion of 450,000 shares of Class B Preferred Stock.

On December 31, 2014, the Company issued 1,230,484 shares of restricted common stock to Venture Equity upon the conversion of 50,000 shares of Class B Preferred Stock.

On January 13, 2014, the Company issued 545,454 shares of common stock to Venture Equity, LLC, (“Venture Equity”) a Florida limited liability Company, controlled by the Company’s former CFO, upon the conversion of $60,000 of accrued management fees. The shares were issued at $0.11 per share, the market price of the common stock on December 31, 2013, the date on which the board of directors approved the issuance. On December 31, 2014, the Company issued 444,444 shares of restricted common stock to Venture Equity, upon the conversion of $40,000 of accrued and unpaid management fees as of December 31, 2014, the date on which the board of directors approved the issuance. The shares were issued at $0.09 per share, the average market price of the common stock for the period.

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

Also in December 2011, the Company agreed to pay an additional $50,000 in common stock, which is included in accounts payable and accrued expenses on the December 31, 2015 and 2014 balance sheets.

Amounts Due from 800 Commerce, Inc.

As of December 31, 2012, the Company owned 6,000,000 shares of 800 Commerce’s common stock, representing approximately 32% of 800 Commerce’s outstanding common stock. Effective September 4, 2013, Agritek distributed the 6,000,000 shares of the Company’s common stock to their shareholders of record as of September 3, 2013. Through February 29, 2016, the Company and 800 Commerce were commonly controlled due to common management and board members. 800 Commerce owes Agritek $282,947 and $236,759 as of December 31, 2015 and December 31, 2014, respectively, as a result of advances received from Agritek. These advances are non-interest bearing and are due on demand and are included in amounts due related parties on the December 31, 2015, balance sheet herein. In February 2016, the Company agreed to accept 1,101,642 shares of common stock of 800 Commerce, Inc. (now known as Petrogress, Inc.) for the settlement of the amount due. Based on the market value of the Petrogress common stock received, the Company recorded an allowance of $266,422 for the year ended December 31, 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by L & L, CPA’s (for the reporting period beginning September 30, 2015) and D. Brooks and Associates CPA’s P.A. (through reporting period ending June 30, 2015) for the years ended December 31, 2015 and 2014.

	2015	2014
Audit Fees	$9,845	$14,050
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$9,845	$14,050

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board. All audit and permissible non-audit services provided by the auditors with respect to 2015 and 2014 were pre-approved by the board of directors.

PART IV

ITEM 15. EXHIBITS AND REPORTS.

(a)	1.	Financial Statements

		The consolidated financial statements and Report of Independent Registered Public Accounting Firms are included on pages F-1 through F-xx

	2.	Financial Statement Schedules

		All schedules for which provisions made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description of Exhibit
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Agritek Holdings, Inc.

By:	/s/ B. Michael Friedman
B. Michael Friedman
Chief Executive Officer

Date:	May 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ B. Michael Friedman	Chief Executive Officer, President and Director (principal executive officer and principal accounting officer)	May 19, 2016
B. Michael Friedman

AGRITEK HOLDINGS, INC.

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2 – F-3
Balance Sheets as of December 31, 2015 and 2014	F-4
Statements of Operations for the years ended December 31, 2015 and 2014	F-5
Statement of Changes in Stockholders Deficit for the years ended December 31, 2015 and 2014	F-6
Statements of Cash Flows for the years ended December 31, 2015 and 2014	F-7
Notes to Financial Statements	F-8 – F-25

To the Board of Directors and

Agritek holdings, Inc.

We have audited the accompanying balance sheet of Agritek holdings, Inc. (the “Company”) as of December 31, 2015 and related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Agritek holdings, Inc. as of December 31, 2015 and the results of its operations and its cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring operating losses, has an accumulated stockholders’ deficit, has negative working capital, has had minimal revenues from operations, and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Cornelius, NC

The United States of America

May 17, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNT FIRM

To the Board of Directors and

Shareholders of Agritek Holdings, Inc.

We have audited the accompanying balance sheets of Agritek holdings, Inc. as of December 31, 2014 and the related statements of operations, stockholders’ deficiency, and cash flows for the year then ended. Agritek Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Agritek Holdings, Inc. as of December 31, 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the COmpany has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 11 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.

West Palm Beach, Florida

April 14, 2015

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$11,548	$118,429
Accounts receivable, net	—	173
Inventory, net	—	42,061
Notes receivable	—	400,000
Interest receivable	—	28,954
Deferred financing costs	—	1,518
Due from related party	16,525	236,759
Prepaid assets and other	3,333	44,586
Total current assets	31,405	872,480

Other	825	15,525
Goodwill	—	192,849
Property and equipment, net of accumulated depreciation of $4,742 (2015) and $1,976 (2014)	9,087	366,122
Investments in non-marketable securities	50,000	50,000

Total assets	$91,318	$1,496,976

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$323,607	$242,857
Due to related party	37,978	81,661
Note payable, current portion	—	34,300
Tenant deposits	—	90,000
Convertible notes payable, net of discount of $27,220 (2015) and $22,755 (2014)	445,294	1,233,903
Derivative liabilities	167,014	—
Total current liabilities	973,893	1,682,721

Note payable, long term	—	51,450

Total liabilities	973,893	1,734,171

Commitments and Contingencies

Stockholders' Deficit:
Series B convertible preferred stock, $0.01 par value; 1,000,000 shares authorized, and 1,000 shares issued and outstanding (2015)	10	—
Common stock, $.0001 par value; 500,000,000 shares authorized; 281,540,332 (2015) and 93,500,420 (2014) shares issued and outstanding	28,155	9,351
Additional paid-in capital	12,536,138	11,084,504
Accumulated deficit	(13,446,878)	(11,331,050)
Total stockholders' deficit	(882,575)	(237,195)

Total liabilities and stockholders' deficit	$91,318	$1,496,976

See notes to consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2015	2014
Product revenue	$7,221	$47,261
Cost of revenue	40,916	68,604
Gross profit (loss)	(33,695)	(21,343)

Operating Expenses:
Administrative and management fees (including $50,000 of stock based compensation for the year ended December 31, 2015)	275,042	314,660
Professional and consulting fees (including $113,436 and $379,000 of stock based compensation for the year ended December 31, 2015 and 2014, respectively)	175,186	437,532
Impairment of goodwill	192,849	—
Reserve for land loss	55,490	—
Bad debt expense (including $266,422 related party for the year ended December 31, 2015)	267,082	16,654
Rent and other occupancy costs	64,190	76,235
Leased property expense	201,327	227,088
Advertising and promotion	37,685	72,091
Travel and entertainment	36,339	71,029
Other general and administrative expenses	69,972	100,387

Total operating expenses	1,375,162	1,315,676

Operating loss	(1,408,857)	(1,337,019)

Other Income (Expense):
Gain/(loss) on debt settlement	(183,277)	—
Interest expense	(492,777)	(705,430)
Derivative liability (expense) income	(30,916)	30,347

Total other expense, net	(706,971)	(675,083)

Net loss	$(2,115,828)	$(2,012,102)

Basic and diluted loss per share	$(0.01)	$(0.03)

Weighted average number of common shares outstanding Basic and diluted	163,663,783	64,028,715

See notes to consolidated financial statements.

AGRITEK HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common stock		Series B Preferred stock		Additional Paid-in	Deferred Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficiency
Balances, January 1, 2014	45,655,245	$4,566	1,000,000	$100	$8,448,035	—	$(9,318,948)	$(866,247)

Issuance of common stock upon conversion of preferred stock	25,230,650	2,523	(1,000,000)	(100)	(2,423)	—	—	—

Common stock issued upon conversion of convertible debt and accrued interest	17,395,673	1,740	—	—	1,549,602	—	—	1,551,341

Common stock issued for services	2,185,895	219	—	—	278,781	—	—	279,000

Common stock issued upon settlement of accounts payable	543,059	54	—	—	74,946	—	—	75,000

Common stock issued upon settlement of deferred compensation, related party	989,898	99	—	—	99,901	—	—	100,000

Common stock issued for acquisition	1,500,000	150	—	—	179,850	—	—	180,000

Reclassification of embedded derivatives upon conversion of convertible debt	—	—	—	—	455,813	—	—	455,813

Net loss	—	—	—	—	—	—	(2,012,102)	(2,012,102)

Balances, December 31, 2014	93,500,420	9,351	—	—	11,084,504	—	(11,331,050)	(237,195)

Common stock issued upon conversion of convertible debt and accrued interest	158,039,912	15,804	—	—	1,014,908	—	—	1,030,712

Common stock issued for services	30,000,000	3,000	—	—	147,000	—	—	150,000

Issuance of common stock warrants for board advisory services	—	—	—	—	13,436	—	—	13,436

Preferred stock issued for payment of accrued salaries	—	—	1,000	10	276,290	—	—	276,300

Net loss							(2,115,878)	(2,115,878)

Balances, December 31, 2015	281,540,332	$28,155	1,000	$10	12,536,138	$0	$(13,446,878)	$(882,575)

See notes to consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2015	2014
Cash flow from operating activities:
Net loss	$(2,115,828)	$(2,012,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock and warrants issued for consulting services	163,436	379,000
Amortization of deferred financing costs	13,268	35,379
Impairment of goodwill	192,849	—
Reserve for land loss	55,490	—
Depreciation	2,766	1,789
Bad debt related party	266,422	—
Initial expense for fair value of derivative liabilities	82,239	—
Amortization of discounts on convertible notes	207,284	248,782
Write off of licensing costs	—	15,000
Change in fair values of derivative liabilities	(51,323)	(30,347)
Loss on debt settlement	183,277	363,991
Bad debt expense	660	16,654
Changes in operating assets and liabilities:
Decrease (increase) in :
Accounts receivable	(487)	(2,080)
Inventory	42,061	6,423
Prepaid assets and other	84,907	(73,540)
Increase (decrease) in:
Accounts payable and accrued expenses	494,047	62,063
Due to related party	(3,683)	149,224
Tenant deposits	(90,000)	90,000
Net cash used in operating activities	(472,614)	(749,764)

Cash flows from investing activities:
Land acquisition costs	—	(268,531)
Purchase of equipment and furniture	—	(9,769)
Advances to related party	(46,188)	(169,573)
Investments	—	(50,000)
Cash payment portion of acquisition	—	(20,000)
Security deposits paid	—	(14,700)
Net cash used in investing activities	(46,188)	(532,573)

Cash flows from financing activities:
Payments received on notes receivable issued for convertible debt	223,358	200,000
Proceeds from issuance of convertible debt	200,000	1,100,000
Proceeds from issuance of note payable, shareholder	2,450	—
Payments made on note payable	(13,887)	—
Payment of deferred financing costs	—	(8,000)
Net cash provided by financing activities	411,921	1,292,000

Net (decrease) increase in cash and cash equivalents	(106,881)	9,663

Cash and cash equivalents, Beginning	118,429	108,766

Cash and cash equivalents, Ending	$11,548	$118,429

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Conversion of notes payable and interest into common stock	$723,847	$1,551,341
Conversion of deferred compensation into preferred stock (2015) and common stock (2014)	$40,000	$100,000
Conversion of accounts payable and accrued expenses into common stock	$—	$75,000
Issuance (cancellation) of note payable for land acquisition	$(74,313)	$85,750
Reduction of convertible note in exchange for deed in lieu of foreclosure	$224,466	$—

Common stock issued for acquisition	$—	$180,000
Cash paid for acquisition	—	20,000
Total consideration for acquisition	—	200,000
Allocation of purchase price to inventory	—	(7,151)
Allocation of purchase price to goodwill	—	(192,849)
	$—	$—

See notes to consolidated financial statements.

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

On June 26, 2015, the Company issued 1,000 shares of Series B Preferred Stock to Mr. B. Michael Friedman resulting in Mr. Friedman having majority control in determining the outcome of all corporate transactions subject to vote (super voting rights, non-convertible securities), including the election of directors of the Company (see Note 8).

On October 5, 2015, the Company filed an amendment with the Secretary of State Delaware to increase the Company’s authorized common stock from 250,000,000 shares to 500,000,000 shares.

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

Accounts Receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of December 31, 2015, based on the above criteria, the Company has an allowance for doubtful accounts of $43,408.

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

Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt.  These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued, the Company may provide the debt holder with an original issue discount.  The original issue discount would be recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Investment of Non-Marketable Securities

The Company’s investment in non-marketable securities consist of cash investments in a less than 10% interest in two privately held companies that provide merchant processing services. Petrogress, Inc. (formerly 800 Commerce, Inc. and a subsidiary of the Company through its’ deconsolidation in May 2012) derived substantially all of its’ revenues, through April 2015, form these privately held companies.

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

Furniture and equipment 5 years

The Company's property and equipment consisted of the following at December 31, 2015 and December 31, 2014:

	2015	2014
Land	$129,803	$354,269
Allowance for land loss, including note elimination of $74,313	(129,803)	—
Furniture and equipment	13,829	13,829
Accumulated depreciation	(4,742)	(1,976)
Balance	$9,087	$366,122

Depreciation expense of $2,766 and $1,789 was recorded for the year ended December 31, 2015 and 2014, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on events and changes in circumstances on June 30, 2015, the Company reviewed the carrying amount of goodwill initially recorded from an acquisition in September 2014, and determined that the carrying amount may not be recoverable and accordingly recognized an impairment loss of $192,849 for the year ended December 31, 2015. The Company also recorded a reserve for inventory loss of $37,639 for the year ended December 31, 2015.

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of December 31, 2015 there were warrants to purchase 1,300,000 shares of common stock and the Company’s outstanding convertible debt is convertible into 546,802,924 shares of common stock These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

For the years ended December 31, 2015 and December 31, 2014, the Company recorded stock and warrant based compensation of $163,436 and $379,000, respectively. (See Notes 7 and 8).

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

Advertising

The Company records advertising costs as incurred. For the years ended December 31, 2015 and December 31, 2014, advertising expense was $37,685 and $72,091, respectively.

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

The Company recorded the acquisition using the acquisition method, which requires the Company to record the acquired assets and assumed liabilities (if any) at their acquisition date fair values and record any excess of the consideration given, including liabilities assumed (if any) over the fair value of the assets acquired as goodwill. The acquired assets consisted solely of inventory. The transaction resulted in the Company recording goodwill of $192,849. Based on events and changes in circumstances on June 30, 2015, the Company reviewed the carrying amount of the goodwill, and determined that the carrying amount may not be recoverable and accordingly recognized an impairment loss of $192,849 for the year ended December 31, 2015.

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

Sales and Accounts Receivable

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the years ended December 31, 2015 and 2014 and the accounts receivable balance as of December 31, 2015:

Customer	Sales % Year Ended December 31, 2015	Sales % Year Ended December 31, 2014	Accounts Receivable Balance as of December 31, 2015
A	—	24.7%	$—
B	—	21.5%	$—
C	—	18.2%	$—

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

During the year ended December 31, 2014, the Company received an additional $800,000 of the purchase price and an additional $200,000 (including $21,188 of interest) during the year ended December 31, 2015. On December 16, 2015, the Company and AVHI, the Company’s wholly owned subsidiary entered into a Deed in Lieu of Foreclosure Agreement (the “DLF Agreement”) with Tonaquint, pursuant to which in exchange for the Company conveying its’ interest in the Company’s Nevada owned real estate (the “Property”), Tonaquint agreed to refrain and forbear from exercising and enforcing its remedies under their 2014 Convertible Note. Additionally, the Company received $25,000 and a reduction of the Note balance of $500,000. AVHI had a cost of approximately $224,466 for the Property.

During the year ended December 31, 2015, the Company recorded interest expense of $281,607, and increased accrued interest expense by $281,607 for amounts due Tonaquint, pursuant to the 2014 Company Note. Additionally, as of the date of the DLF Agreement, the Company and Tonaquint agreed to offset the remaining unpaid principal balance of the Investor Notes of $176,642 to the Note. The parties further agreed that accrued and unpaid interest of $316,723 would be added to the Note and further agree that the Note balance as the DLF Agreement the Note balance was $311,815, resulting in a net gain of debt forgiveness of $292,372. As of December 31, 2015, $311,815 of principal and accrued interest of $1,041 is outstanding on the 2014 Company Note.

A summary of the Company Note balance as of December 31, 2015 is as follows:

2015
Beginning Balance	$1,256,658
Accrued interest added to Note	316,723
Conversion of convertible notes	(584,925)
Investor Notes applied to Note	(176,642)
Property applied to Note	(224,466)
Gain on debt settlement	(277,533)
Ending Balance	$311,815

During the year ended December 31, 2015, the Company issued the following shares of common stock upon the conversions of portions of the 2014 Company Note:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued
1/3/15	$65,460	$9,540	$75,000	$.045	1,665,445
1/28/15	$54,123	$8,377	$62,500	$.0334	1,869,187
2/20/15	$55,901	$9,099	$65,000	$.0244	2,668,309
3/13/15	$60,000	$—	$60,000	$.0244	2,463,045
3/31/15	$66,555	$8,445	$75,000	$.0125	5,985,634
5/5/15	$66,731	$8,269	$75,000	$.0125	6,008,171
6/2/15	$67,277	$7,723	$75,000	$.0095	7,917,238
6/29/15	$67,483	$7,517	$75,000	$.0055	13,678,643
7/29/15	$29,368	$7,262	$36,630	$.003663	10,000,000
8/13/15	$27,473	$—	$27,473	$.003663	7,500,000
10/16/15	$10,549	$13,924	$24,473	$.001003	24,400,000
11/16/15	$14,005	$6,792	$20,797	$.001	21,730,000
	$584,925	$86,947	$671,873		105,885,685

2015 Convertible Notes

On March 2, 2015, the Company issued a Convertible Promissory Note for $79,000 to Vis Vires Group (“Vis Vires”). The Company received net proceeds of $75,000 after debt issuance costs of $4,000 paid for lender legal fees. The Note matured on November 25, 2015 and can be converted at a 39% discount to the market price as defined in the Note. On September 3, 2015, Vis Vires converted $10,000 of principal at a conversion price of $0.0019 and the Company issued 5,263,158 shares of common stock. On September 10, 2015, Vis Vires converted $19,800 of principal at a conversion price of $0.0012 and the Company issued 16,500,000 shares of common stock. As of December 31, 2015, the principal balance of the Vis Vires note is $49,200.

On March 27, 2015, the Company issued a Convertible Promissory Note for $27,000 to GW Holding Group, LLC (“GW”). On March 31, 2015, the Company received net proceeds of $25,000 after debt issuance costs of $2,000 paid for lender legal fees. The Note matures March 27, 2016 and converts at a 42% discount to the market price as defined in the Note. On October 12, 2015, the Company issued 4,494,567 shares of common stock upon the conversion of $3,500 of principal and $150 accrued and unpaid interest on the 2015 GW Note. The shares were issued at approximately $0.000812 per share. As of December 31, 2015, the principal balance of the GW note is $23,500.

March 27, 2015, the Company issued a Convertible Promissory Note for $78,750 to LG Capital Funding, LLC (“LG”). The Company received net proceeds of $75,000 after debt issuance costs of $3,750 paid for lender legal fees. The Note matures March 27, 2016 and converts at a 42% discount to the market price as defined in the Note. On October 1, 2015, the Company issued 3,524,027 shares of common stock upon the conversion of $2,750 of principal and $112 accrued and unpaid interest on the 2015 LG Note. The shares were issued at approximately $0.000812 per share. On October 13, 2015, the Company issued 5,995,275 shares of common stock upon the conversion of $5,000 of principal and $216 accrued and unpaid interest on the 2015 LG Note. The shares were issued at approximately $0.00087 per share. On November 5, 2015, the Company issued 9,036,379 shares of common stock upon the conversion of $5,500 of principal and $265 accrued and unpaid interest on the 2015 LG Note. The shares were issued at approximately $0.000638 per share. As of December 31, 2015, the principal balance of the LG Note is $65,500.

On March 30, 2015, the Company issued a Convertible Promissory Note for $27,000 to Service Trading Company, LLC (“Service”). On April 6, 2015, the Company received net proceeds of $25,000 after debt issuance costs of $2,000 paid for lender legal fees. The Note matures March 30, 2016 and converts at a 42% discount to the market price as defined in the Note. On October 9, 2015, the Company issued 7,340,834 shares of common stock upon the conversion of $4,500 of principal and $184 accrued and unpaid interest on the 2015 Service Note. The shares were issued at approximately $0.000638 per share. As of December 31, 2015, the principal balance of the Service Note is $22,500.

The debt issuance costs of $11,750 in the aggregate included in the 2015 Convertible Notes, will be amortized over the earlier of the terms of the Note or any redemptions and accordingly, $10,187 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2015. As of December 31, 2015, $160,700 of principal and accrued interest of $8,750 is outstanding on the 2015 Convertible Notes, and the principal amount is carried at $133,480, net of a remaining note discount of $27,220.

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

The Company determined that the conversion feature of the 2015 Convertible Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the 2015 Convertible Notes were not considered to be conventional debt under EITF 00-19 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments being recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The embedded feature included in the 2015 Convertible Notes resulted in an initial debt discount of $211,750, an initial derivative liability expense of $71,761 and an initial derivative liability of $283,511.

As of December 31, 2015 the Company revalued the embedded conversion feature of the 2015 Convertible Notes and warrants (see Note 8). The fair value of the 2015 Convertible Notes was calculated at December 31, 2015 based on the Black Scholes method consistent with the terms of the related debt.

A summary of the derivative liability balance as of December 31, 2015 is as follows:

2015
Beginning Balance	$—
Initial Derivative Liability	283,511
Fair Value Change	(40,845)
Reduction for conversions	(75,652)
Ending Balance	$167,014

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2015:

	Commitment date	Remeasurement date
Expected dividends	-0-	-0-
Expected volatility	121%-194%	190%-239%
Expected term	3-12 months	3-6 months
Risk free interest	.06%-.27%	.02%-.16%

A summary of the convertible notes payable balance as of December 31, 2015 is as follows:

2015
Beginning Balance	$1,256,658
Convertible notes-newly issued	211,750
Accrued interest added to Note	333,562
Conversion of convertible notes	(635,975)
Investor Notes applied to Note	(176,642)
Property applied to Note	(224,466)
Gain on debt settlement	(292,372)
Unamortized discount	(27,220)
Ending Balance	$445,294

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

Future principle payments due on the Company’s convertible debt and note payable as of December 31, 2015, are as follows

Twelve months ending December 31,	Amount
2016	$472,514
Less current portion	445,294
Less discounts	27,220
Long term portion	$-0-

Note 7 – Related Party Transactions

Management Fees and Stock Compensation Expense

Effective January 1, 2013, the Company agreed to an annual compensation of $150,000 for its CEO, Mr. Michael Friedman (resigned March 20, 2015, re-appointed November 4, 2015), and $96,000 for the CFO, Mr. Barry Hollander (resigned September 15, 2015). For 2014, the Company and Mr. Hollander agreed that up to $5,000 per month can be paid in cash and the balance in restricted shares of common stock. Effective March 20, 2015, Mr. Justin Braune was named CEO and President. Mr. Braune also was appointed to the Board of Directors. B. Michael Friedman resigned his role as CEO and also from the Board of Directors. The Company agreed to an annual compensation of $100,000 for Mr. Braune in his role of CEO and Director of the Company and to issue Mr. Braune 15,000,000 shares of restricted common stock. The Company also initially issued Mr. Braune 12,500,000 shares of common stock on October 13, 2015. On October 16, 2015, Mr. Braune advised the Company and the Company’s transfer agent at the time to cancel the shares. Mr. Braune resigned from the board of directors and as CEO on November 4, 2015, and agreed to cancel the 15,000,000 shares in his letter of resignation.

For the years ended December 31, 2015 and 2014, the Company recorded expenses to its officers the following amounts included in Administrative and Management Fees in the consolidated statements of operations, included herein:

	2015	2014
Mr. Braune	$62,821	$—
Mr. Friedman	62,500	150,000
Mr. Hollander	68,000	96,000
Total	$193,321	$246,000

As of December 31, 2015 and 2014, the Company owed the following amounts, included in deferred compensation on the Company’s consolidated balance sheet:

	2015	2014
Mr. Friedman	$8,580	$80,082
Mr. Braune	16,667	—
Mr. Hollander	12,731	1,579
Total	$37,978	$81,661

On April 14, 2015, the Company appointed Dr. Stephen Holt to the Advisory Board of the Board of Directors of the Company. The Company issued 5,000,000 shares of restricted common stock to Dr. Holt for his appointment. The Company valued the 5,000,000 shares of common stock at $100,000 ($0.02 per share, the market price of the common stock on the grant date) as stock compensation expense for the year ended December 31, 2015. Additionally, the Company agreed the advisor shall receive a non-qualified stock option to purchase 1,000,000 shares (“Option Shares”) of the Company’s common stock at an exercise price equal to $0.05 per share. 400,000 Option Shares vested immediately and the remaining 600,000 Option Shares vest over 12 months. Accordingly, as of December 31, 2015, 850,000 option shares have vested and the Company has recorded $13,436 for the year ended December 31, 2015 in stock compensation expense.

Effective June 26, 2015, the Company issued 1,000 shares of Class B Preferred Stock (super voting rights, non-convertible securities) to Mr. Friedman, resulting in Mr. Friedman having majority control in determining the outcome of all corporate transactions subject to vote, including the election of officers.

On October 13, 2015, the Company issued 12,500,000 shares of common stock to Mr. Friedman for services. The Company valued the shares of common stock at $25,000 ($0.002 per share, the market price of the common stock on the grant date) as stock compensation expense for the year ended December 31, 2015.

On October 13, 2015, the Company issued 12,500,000 shares of common stock to Mr. Braune for services. The Company valued the common stock at $25,000 ($0.002 per share, the market price of the common stock on the grant date) as stock compensation expense for the year ending December, 31 2015. On October 16, 2015, Mr. Braune adviseed the Company and the Company’s transfer agent at the time to cancel the shares. Since then, Mr. Braune is claiming ownership of the shares, which the Company disputes.

On December 31, 2014, the Company issued 17,226,778 shares of restricted common stock to Mr. Friedman upon the conversion of 450,000 shares of Class B Preferred Stock.

On December 31, 2014, the Company issued 1,230,484 shares of restricted common stock to Venture Equity upon the conversion of 50,000 shares of Class B Preferred Stock.

On January 13, 2014, the Company issued 545,454 shares of common stock to Venture Equity, LLC, (“Venture Equity”) a Florida limited liability Company, controlled by the Company’s former CFO, upon the conversion of $60,000 of accrued management fees. The shares were issued at $0.11 per share, the market price of the common stock on December 31, 2013, the date on which the board of directors approved the issuance. On December 31, 2014, the Company issued 444,444 shares of restricted common stock to Venture Equity, upon the conversion of $40,000 of accrued and unpaid management fees as of December 31, 2014, the date on which the board of directors approved the issuance. The shares were issued at $0.09 per share, the average market price of the common stock for the period.

Amounts Due from 800 Commerce, Inc.

800 Commerce, Inc., a commonly controlled entity until February 29, 2016, owed Agritek $282,947 and $236,759 as of December 31, 2015 and 2014, respectively, as a result of advances received from or payments made by Agritek on behalf of 800 Commerce. These advances are non-interest bearing and are due on demand and are included in Due from Related Party on the balance sheet herein. In February 2016, the Company entered into a Debt Settlement Agreement (the “Settlement Agreement”) with 800 Commerce, Inc. (now known as Petrogress, Inc.) whereby the Company accepted 1,101,642 shares of common stock of Petrogress in settlement of the amount due. Based on the market value of the Petrogress common stock on the date of the Settlement Agreement, the Company recognized a loss of $266,422 for the year ended December 31, 2015.

Note 8 – Common and Preferred Stock

Common Stock

2015 Issuances

During the year ended December 31, 2015, the Company issued the following shares of common stock upon the conversions of portions of the 2014 Company Note and portions of the 2015 Convertible Notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
1/3/15	$65,460	$9,540	$75,000	$.045	1,665,445	Tonaquint
1/28/15	$54,123	$8,377	$62,500	$.0334	1,869,187	Tonaquint
2/20/15	$55,901	$9,099	$65,000	$.0244	2,668,309	Tonaquint
3/13/15	$60,000	$—	$60,000	$.0244	2,463,045	Tonaquint
3/31/15	$66,555	$8,445	$75,000	$.0125	5,985,634	Tonaquint
5/5/15	$66,731	$8,269	$75,000	$.0125	6,008,171	Tonaquint
6/2/15	$67,277	$7,723	$75,000	$.0095	7,917,238	Tonaquint
6/29/15	$67,483	$7,517	$75,000	$.0055	13,678,643	Tonaquint
7/29/15	$29,368	$7,262	$36,630	$.003663	10,000,000	Tonaquint
8/13/15	$27,473	$—	$27,473	$.003663	7,500,000	Tonaquint
9/3/15	$10,000	$—	$10,000	$.0019	5,263,158	Vis Vires
9/10/15	$19,800	$—	$19,800	$.00083	16,500,000	Vis Vires
10/1/15	$2,750	$112	$2,862	$.000812	3,524,027	LG
10/9/15	$4,500	$183	$4,683	$.000638	7,340,834	Service
10/12/15	$3,500	$150	$3,650	$.000812	4,494,567	GW
10/13/15	$5,000	$216	$5,216	$.00087	5,995,275	LG
10/16/15	$10,549	$13,924	$24,473	$.001003	24,400,000	Tonaquint
11/6/15	$5,500	$265	$5,765	$.000638	9,036,379	LG
11/16/15	$14,005	$6,792	$20,797	$.001	21,730,000	Tonaquint
	$635,975	$87,873	$723,848		158,039,912

In addition to the above during the year ended December 31, 2015, the Company:

On October 13, 2015, the Company issued 12,500,000 shares of common stock to Mr. Friedman for services. The Company valued the shares of common stock at $25,000 ($0.002 per share, the market price of the common stock on the grant date) as stock compensation expense for the year ended December 31, 2015.

On October 13, 2015, the Company issued 12,500,000 shares of common stock to Mr. Braune for services. The Company valued the common stock at $25,000 ($0.002 per share, the market price of the common stock on the grant date) as stock compensation expense for the year ending December, 31 2015. On October 16, 2015, Mr. Braune adviseed the Company and the Company’s transfer agent at the time to cancel the shares. Since then, Mr. Braune is claiming ownership of the shares, which the Company disputes.

On April 14, 2015, the Company appointed Dr. Stephen Holt to the Advisory Board of the Board of Directors of the Company. The Company issued 5,000,000 shares of restricted common stock to Dr. Holt for his appointment.

On March 20, 2015, the Company issued 15,000,000 shares of common stock to the Company’s CEO in connection with an employment and board of director’s agreement naming Mr. Braune as CEO, President and a member of our Board of Directors. The shares of common stock were to vest as follows: 5,000,000, shares on the six month anniversary of the Agreement and 10,000,000 shares on the one year anniversary of the Agreement. Mr. Braune resigned from the board of directors and as CEO on November 4, 2015, and agreed to cancel the 15,000,000 shares in his letter of resignation.

2014 Issuances

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

Previously the Company appointed Mr. James Canton to be an advisor to the Company’s Board of Directors. In April 2013, the Company agreed to issue to Mr. Canton 200,000 shares of common stock, a warrant to purchase 300,000 shares of common stock at an exercise price of $0.50 per share with an expiration date on the third year anniversary of the grant, and $25,000 to be paid in shares of common stock to be issued at the end of each calendar quarter beginning on June 30, 2013 and ending on the earlier of March 31, 2015 (the term of Canton’s advisor role) or the date Canton is no longer serving as an advisor to the board of directors. The Company included $100,000 in stock based compensation expense for the year ended December 31, 2014. As of December 31, 2015, the Company owed Mr. Canton $25,000, which is included in accounts payable and accrued expenses on the consolidated balance sheet herein.

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

On June 26, 2015, the Company issued 1,000 shares of Class B Preferred Stock. The Company estimated the fair value of the shares of the Series B Preferred Stock (super voting rights, non-convertible securities) at $276,300 for purposes of solely determining the proper accounting treatment and valuation in accordance with ASC 820, Fair Value in Financial Instruments. The Company recorded $40,000 as payment towards accrued and unpaid fees owed Mr. Friedman and $236,300 as a loss on settlement of debt extinguishment.

As of December 31, 2015 and 2014, there were 1,000 and -0- shares of Class B Preferred Stock outstanding, respectively.

Warrants

On April 14, 2015, in connection with the appointment of Dr. Stephen Holt to the advisory board, the Company agreed the advisor shall receive a non-qualified stock option to purchase 1,000,000 shares (“Option Shares”) of the Company’s common stock at an exercise price equal to $0.05 per share and expiring April 14, 2018. Option Shares of 400,000 vested immediately and 50,000 Option Shares vest each month form April 2015 through March 2016. Accordingly, as of December 31, 2015, 850,000 Option Shares have vested and the Company recorded $13,436 as stock compensation expense, based on Black-Scholes.

On April 26, 2013 and in connection with the appointment of Mr. James Canton to the Company’s advisory board, the Company issued a warrant to Mr. Canton to purchase 300,000 shares of common stock. The warrant has an exercise price of $0.50 per share, remains outstanding and expires April 26, 2016.

Additionally, the Company also evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted as a result of the Company not having reserved the underlying shares of common stock of the warrants. The Company valued the embedded derivatives within the warrants using the Black-Scholes valuation model.  In 2015, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of .29 to 3.0 years; (2) a computed volatility rate of 127% to 239%; (3) a discount rate of .24% to 1.091%; and (4) zero dividends. The valuation of $10,478 of these embedded derivatives was initially recorded as an expense and based on the fair value as of December 31, 2015, the Company reduced the liability by $9,545 with an offsetting gain on derivative liability.

Note 9 – Income Taxes

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2015 and 2014.

Income tax expense for 2015 and 2014 is as follows:

	2015	2014

Current:
Federal	$—	$—
State	—	—

	—	—

Deferred:
Federal	$(657,937)	$(682,302)
State	(70,244)	(72,846)
Change in Valuation allowance	728,181	755,148
	$—	$—

The following is a summary of the Company’s deferred tax assets at December 31, 2015 and 2014:

	2015	2014

Deferred Tax Assets:
Net operating losses	$1,414,628	$1,005,711
Stock compensation	1,632,947	1,491,934
Debt discounts and derivatives	277,597	199,228
Other	120,990	20,487
Net deferred tax assets	3,446,162	2,717,360
Valuation allowance	(3,446,162)	(2,717,360)
	$—	$—

A reconciliation between the expected tax expense (benefit) and the effective tax rate for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014

Statutory federal income tax rate	(34.00%)	(34.00%)
State taxes, net of federal income tax	(3.63%)	(3.63%)
Effect of change in valuation allowance	—	—
Non-deductible expenses	37.63%	37.63%
	0%	0%

As of December 31, 2015, the Company had a tax net operating loss carry forward of approximately $3,759,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

Note 10 – Commitments and Contingencies

Office Space

Effective April 1, 2014, the Company entered into a rent sharing agreement for the use of 1,300 square feet with a company controlled by the Company’s CFO. The Company agreed to pay $1,350 per month for the space. The Company terminated the agreement in September 2015.

In April 2014, the Company entered into a ten year sublease agreement for the use of up to 7,500 square feet with a Colorado based oncology clinical trial and drug testing company and facility presently doing cancer research and testing for established pharmaceutical companies seeking FDA approval for new drugs. Pursuant to the lease, as amended, the Company agreed to pay $3,500 per month for the space, and it will be utilized to market, sell and distribute products to Colorado dispensaries. The Company is currently in default of the lease.

Effective April 10, 2015, the Company entered into a four month lease agreement for the use of 170 square feet in California, for office space for our CEO. The Company agreed to pay $1,300 for the use of the space. The agreement expired in August 2015.

For the years ended December 31, 2015 and 2014, the Company recorded rent expense of $72,936 and $63,489, respectively.

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

Leased Properties

On April 28, 2014, the Company executed and closed a 10 year lease agreement for 20 acres of an agricultural farming facility located in South Florida following the approval of the so-called “Charlotte’s Web” legislation, aimed at decriminalizing low grade marijuana specifically for the use of treating epilepsy and cancer patients.  Pursuant to the lease agreement, the Company maintains a first right of refusal to purchase the property for three years. The Company prepaid the first year lease amount of $24,000 and based on the straight line expense over the term of the lease, the Company has recorded $38,244 and $25,496 of expense (included in leased property expenses) for the years ended December 31, 2015 and 2014, respectively. The Company is currently in default of the lease agreement, as rents have not been for the second year of the lease beginning May 2015.

On July 11, 2014, the Company signed a ten year lease agreement for an additional 40 acres in Pueblo, Colorado. The lease requires monthly rent payments of $10,000 during the first year and is subject to a 2% annual increase over the life of the lease. The lease also provides rights to 50 acres of certain tenant water rights for $50,000 annually plus cost of approximately $2,400 annually. The Company paid the $50,000 in July 2014. Based on the straight line expense over the lease term the Company has recorded $158,485 and $77,667 of expense for the years ended December 31, 2015 and 2014, respectively, (included in leased property expenses) related to the land and water rights. The Company is currently in default of the lease agreement, as rents have not been paid since February 2015.

Future rent payments for the next five years and thereafter are as follows:

Twelve months ending December 31,	Amount
2016	$152,460
2017	157,832
2018	163,544
2019	169,626
2020	176,112
Thereafter	655,490
$1,475,065

Note 11 – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2015 the Company had an accumulated deficit of $13,405,211 and working capital deficit of $925,820. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 12 – Segment Reporting

Description of Segments

During the years ended December 31, 2015 and 2014, the Company operated in one reportable segment, wholesale sales.

Note 13 – Subsequent Events

2016 Debt Purchase Agreements

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

2016 Convertible Notes

On January 19, 2016, the Company completed the closing of a private placement financing transaction with LG, pursuant to a Securities Purchase Agreement (the “LG Purchase Agreement”). Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture (the “LG Debenture”) in the aggregate principal amount of $76,080, and delivered on January 31, 2016, gross proceeds of $62,500 excluding transaction costs, fees, and expenses.

On January 19, 2016, the Company completed the closing of a private placement financing transaction with Cerebrus, pursuant to a Securities Purchase Agreement (the “Cerebrus Purchase Agreement”). Pursuant to the Cerebrus Purchase Agreement, Cerebrus purchased an 8% Convertible Debenture (the “Cerebrus Debenture”) in the aggregate principal amount of $34,775, and delivered on January 25, 2016, gross proceeds of $25,000 excluding transaction costs, fees, and expenses.

On March 23, 2016, the Company completed the closing of a private placement financing transaction with Cerebrus, pursuant to a Securities Purchase Agreement (the “Cerebrus Purchase Agreement”). Pursuant to the Cerebrus Purchase Agreement, Cerebrus purchased an 8% Convertible Debenture (the “Cerebrus Debenture”) in the aggregate principal amount of $22,000, and delivered on March 28, 2016, gross proceeds of $20,000 excluding transaction costs, fees, and expenses.

On April 15, 2016, the Company completed the closing of a private placement financing transaction with LG. Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture in the aggregate principal amount of $65,625, and delivered on April 15, 2016, gross proceeds of $62,500 excluding transaction costs, fees, and expenses.

Principal and interest on the above three is due and payable one year from their respective funding date, and the LG and Cerebrus Debentures are convertible into shares of the Company’s common stock at any time at the discretion of LG and Cerebrus, respectively, at a VCP. The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount.

The Company may prepay the LG and/or the Cerebrus Debentures, subject to prior notice to the holder within an initial 30 day period after issuance, by paying an amount equal to 118% multiplied by the amount that the Company is prepaying. For each additional 30 day period the amount being prepaid is multiplied by an additional 6%, up to a maximum of 148% on the 180th day from issuance. Beginning on the 180th day after the issuance of the Debentures, the Company is not permitted to prepay the Debenture, so long as the Debenture is still outstanding, unless the Company and the holder agree otherwise in writing.

2016 Convertible Note Conversions

Since January 1, 2016 the Company issued the following shares of common stock upon the conversions of portions of the 2015 Convertible Notes (see Note 6):

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
3/7/16	$6,500	$489	$6,989	$.00174	4,016,471	LG
3/8/16	$7,425	$928	$8,353	$.00174	4,800,354	GW
3/17/16	$9,000	$696	$9,696	$.002436	3,980,431	LG
3/17/16	$3,000	$138	$3,138	$.000638	4,918,624	Service
	$25,925	$2,251	$28,176		17,715,880

Effective February 29, 2016, the Company received 1,102,462 shares of common stock of Petrogress, Inc. (formerly known as 800 Commerce, Inc.) as settlement of the $282,947 owed to the Company.

On May 6, 2016, the Company, B. Michael Freidman and Barry Hollander (former CFO) were named as defendants in a Summons/Complaint filed by Justin Braune in Palm Beach County Civil Court, Florida. The complaint alleges that Mr. Braune is entitled to 27,500,000 shares of common stock of the Company. The defendants will defend this lawsuit as Mr. Braune sent an email to the Company and the Company’s transfer agent cancelling 12,500,000 shares on October 16, 2015 and his letter of resignation dated November 4, 2015, clearly stated that he confirmed he had cancelled 15,000,000 shares of common stock. Mr. Braune’s letter of resignation was filed as Exhibit 5.1 on Form 8-K with the SEC on November 9, 2015.

