Form 10-Q
period 2016-03-31
AGRITEK HOLDINGS, INC.
filed 2016-05-23
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number 000-1321002

AGRITEK HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8484256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Brickell Avenue, Suite 500, Miami, FL 33131

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

The number of shares outstanding of the Registrant's $0.0001 par value Common Stock as of May 20, 2016, was 299,256,212 shares.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$5,743	$11,548
Marketable securities	32,058	—
Due from related party	—	16,525
Prepaid assets and other	833	3,333
Total current assets	38,634	31,406

Other	825	825
Property and equipment, net of accumulated depreciation of $5,433 (2016) and $4,742 (2015)	8,396	9,087
Investments in non-marketable securities	50,000	50,000

Total assets	$97,855	$91,318

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$375,901	$323,609
Due to related party	29,976	37,978
Customer deposits	2,400	—
Convertible notes payable, net of discount of $423,180 (2016) and $27,220 (2015)	163,112	445,294
Derivative liabilities	828,731	167,014
Total current liabilities	1,400,120	973,894

Commitments and Contingencies

Stockholders' Deficit:
Series B convertible preferred stock, $0.01 par value; 1,000,000 shares authorized, and 1,000 shares issued and outstanding	10	10
Common stock, $.0001 par value; 500,000,000 shares authorized; 299,256,212 (2016) and 281,540,332 (2015) shares issued and outstanding	29,926	28,155
Additional paid-in capital	12,651,403	12,536,138
Accumulated comprehensive gain	15,533	—
Accumulated deficit	(13,999,137)	(13,446,881)
Total stockholders' deficit	(1,302,265)	(882,577)

Total liabilities and stockholders' deficit	$97,855	$91,318

See notes to condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2016	2015

Product revenue	$3,228	$7,221
Cost of revenue	3,161	35,810
Gross profit (loss)	67	(28,589)

Operating Expenses:
Administrative and management fees (including $16,484 (2015) of stock based compensation expense)	39,150	97,693
Professional and consulting fees (including $2,371 (2016) of stock based compensation expense)	36,341	20,588
Impairment of goodwill	—	192,849
Rent and other occupancy costs	10,500	15,129
Leased property expense	42,411	54,911
Advertising and promotion	3,059	7,543
Travel and entertainment	12,135	15,046
Other general and administrative expenses	20,021	19,984

Total operating expenses	163,616	423,742

Operating loss	(163,550)	(452,331)

Other Income (Expense):
Gain (loss) on debt settlement	84,057	(149,782)
Interest expense	(141,217)	(157,465)
Derivative liability	(331,546)	(611)

Total other expense, net	(388,706)	(307,858)

Net loss	$(552,256)	$(760,189)

Other Comprehensive gain, net of tax:
Unrealized gain on marketable securities	$15,533	$—

Other comprehensive gain	15,533	—

Comprehensive loss	$(536,723)	$(760,189)

Net loss per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	285,222,446	100,228,189

See notes to condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2016	2015

Cash flow from operating activities:
Net loss	$(552,256)	$(760,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock and warrants issued for consulting services	2,371	16,484
Amortization of deferred financing costs	—	1,560
Impairment of goodwill	—	192,849
Depreciation	691	447
Initial expense for fair value of derivative liabilities	339,162	—
Amortization of discounts on convertible notes	130,115	23,135
Change in fair values of derivative liabilities	(7,616)	611
(Gain)/loss on debt settlement	(84,057)	149,782
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	—	(489)
Inventory	—	36,951
Prepaid assets and other	2,500	36,216
Increase (decrease) in:
Accounts payable and accrued expenses	61,386	176,999
Due to related party	(8,002)	20,288
Tenant deposits	2,400	(90,000)
Net cash used in operating activities	(113,306)	(195,356)

Cash flows from investing activities:
Advances to related party	—	(30,610)
Net cash used in investing activities	—	(30,610)

Cash flows from financing activities:
Payments received on notes receivable issued for convertible debt	—	82,390
Proceeds from issuance of convertible debt	107,500	175,000
Proceeds from issuance of note payable, shareholder	400	—
Payments made on note payable	—	(9,000)
Payments made on note payable, shareholder	(400)	—
Net cash provided by financing activities	107,500	248,390

Net (decrease) increase in cash and cash equivalents	(5,806)	22,424

Cash and cash equivalents, Beginning	11,548	118,429

Cash and cash equivalents, Ending	$5,743	$140,853

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Conversion of notes payable and interest into common stock	$28,176	$337,500
Included in issuance of convertible notes for fees	$25,356	$9,750
Debt discount due to derivatives	$500,718	$135,746
Change in fair value for available for sale marketable securities	$15,533	$—

See notes to condensed consolidated financial statements.
4

AGRITEK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization

Business

Agritek Holdings, Inc. (the “Company” or “Agritek”) and its wholly owned subsidiary, Agritek Venture Holdings, Inc. (“AVHI”), acquires and leases real estate to licensed marijuana operators, including providing complete turnkey growing space and related facilities to licensed marijuana growers and dispensary owners. Additionally, the Company offers a variety of services and product lines to the medicinal marijuana sector including the distribution of hemp based nutritional products and a line of innovative solutions for electronically processing merchant transactions.

Note 2 – Summary of Significant Account Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto. Interim results of operations for the three months ended March 31, 2016 are not necessarily indicative of future results for the full year. Certain amounts from the 2015 period have been reclassified to conform to the presentation used in the current period.

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

Accounts Receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of March 31, 2016, based on the above criteria, the Company has an allowance for doubtful accounts of $43,408.

Inventory

Inventory, if any, consists of finished goods and is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management analysis or inventory levels and future sales forecasts.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred.

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

Furniture and equipment	5 years

The Company's property and equipment consisted of the following at March 31, 2016 and December 31, 2015:

	2016	2015
Furniture and equipment	13,829	$13,829
Accumulated depreciation	(5,453)	(4,742)
Balance	$8,396	$9,087

Depreciation expense of $691 and $447 was recorded for the three months ended March 31, 2016 and 2015, respectively.

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of March 31, 2016 and 2015 there were warrants to purchase 1,300,000 shares of common stock and the Company’s outstanding convertible debt is convertible into 369,855,632 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

For the three months ended March 31, 2016 and 2015, the Company recorded stock and warrant based compensation of $2,371 and $16,484, respectively. (See Notes 7 and 8).

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

Advertising

The Company records advertising costs as incurred. For the three months ended March 31, 2016 and 2015, advertising expense was $3,059 and $7,543, respectively.

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

The Company recorded the acquisition using the acquisition method, which requires the Company to record the acquired assets and assumed liabilities (if any) at their acquisition date fair values and record any excess of the consideration given, including liabilities assumed (if any) over the fair value of the assets acquired as goodwill. The acquired assets consisted solely of inventory. The transaction resulted in the Company recording goodwill of $192,849. Based on events and changes in circumstances on March 31, 2015, the Company reviewed the carrying amount of the goodwill, and determined that the carrying amount may not be recoverable and accordingly recognized an impairment loss of $192,849 for the three months ended March 31, 2015.

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

Sales and Accounts Receivable

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three months ended March 31, 2016 and 2015 and the accounts receivable balance as of March 31, 2016:

Customer	Sales % Three Months Ended March 31, 2016	Sales % Three Months Ended March 31, 2015	Accounts Receivable Balance as of March 31, 2016
A	100%	—	$—
B	—	70%	$—
C	—	22%	$—

Purchases

For the three months ended March 31, 2016 the Company’s purchases were from one vendor.

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

As of the date of the DLF Agreement, the Company and Tonaquint agreed to offset the remaining unpaid principal balance of the Investor Notes of $176,642 to the Note. The parties further agreed that accrued and unpaid interest of $316,723 would be added to the Note and each party confirmed that the Note balance as of the DLF Agreement was $311,815. As of December 31, 2015, $311,815 of principal and accrued interest of $1,041 is outstanding on the 2014 Company Note.

On January 19, 2016, the Company accepted and agreed to a Debt Purchase Agreement (the “DPA”), whereby LG Capital Funding, LLC (“LG”) acquired $157,500 of the Tonaquint 2014 Convertible Note in exchange for $75,000. The Company issued an 8% Replacement Note to LG for $157,500 (the “Second Replacement Note”). The Second Replacement Note is due January 19, 2017 and is convertible into shares of the Company’s common stock at any time at the discretion of LG at a variable conversion price (“VCP”). The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount.

On January 19, 2016, the Company accepted and agreed to a DPA, whereby Cerebrus Finance Group, LTD (“Cerebrus”) acquired $154,315 of principal and $2,434.09 of accrued and unpaid interest of the Tonaquint 2014 Convertible Note in exchange for $75,000. The Company issued an 8% Replacement Note to Cerebrus for $156,749.09 (the “Third Replacement Note”). The Third Replacement Note is due January 19, 2017 and is convertible into shares of the Company’s common stock at any time at the discretion of LG at a VCP. The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount.

As of March 31, 2016, the 2014 Company Note was paid in full.

2015 Convertible Notes

On March 2, 2015, the Company issued a Convertible Promissory Note for $79,000 to Vis Vires Group (“Vis Vires”). The Company received net proceeds of $75,000 after debt issuance costs of $4,000 paid for lender legal fees. The Note matured on November 25, 2015 and can be converted at a 39% discount to the market price as defined in the Note. As of December 31, 2015, the principal balance of the Vis Vires note was $49,200. On January 6, 2016, the Company accepted and agreed to a DPA, whereby LG acquired the 2015 convertible promissory note from Vis Vires. The Company issued an 8% Replacement Note to LG for $53,613 (the “First Replacement Note”). The First Replacement Note is due January 5, 2017 and is convertible into shares of the Company’s common stock at any time at the discretion of LG at a VCP. The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. As of March 31, 2016, the balance of the First Replacement Note is $53,613.

On March 27, 2015, the Company issued a Convertible Promissory Note for $27,000 to GW Holding Group, LLC (“GW”). On March 31, 2015, the Company received net proceeds of $25,000 after debt issuance costs of $2,000 paid for lender legal fees. The Note matured on March 27, 2016 and converts at a 42% discount to the market price as defined in the Note. On March 8, 2016, the Company issued 4,800,354 shares of common stock upon the conversion of $7,425 of principal and $928 accrued and unpaid interest on the 2015 GW Note. The shares were issued at approximately $0.00174 per share. As of March 31, 2016 and December 31, 2015, the principal balance of the GW note is $16,075 and $23,500, respectively.

March 27, 2015, the Company issued a Convertible Promissory Note for $78,750 to LG. The Company received net proceeds of $75,000 after debt issuance costs of $3,750 paid for lender legal fees. The Note matured on March 27, 2016 and converts at a 42% discount to the market price as defined in the Note. On March 7, 2016, the Company issued 4,016,471 shares of common stock upon the conversion of $6,500 of principal and $489 accrued and unpaid interest on the 2015 LG Note. The shares were issued at approximately $0.00174 per share. On March 17, 2016, the Company issued 3,980,431 shares of common stock upon the conversion of $9,000 of principal and $696 accrued and unpaid interest on the 2015 LG Note. The shares were issued at approximately $0.002436 per share. As of March 31, 2016 and December 31, 2015, the principal balance of the LG Note was $50,000 and $65,500, respectively.

On March 30, 2015, the Company issued a Convertible Promissory Note for $27,000 to Service Trading Company, LLC (“Service”). On April 6, 2015, the Company received net proceeds of $25,000 after debt issuance costs of $2,000 paid for lender legal fees. The Note matures March 30, 2016 and converts at a 42% discount to the market price as defined in the Note. On March 17, 2016, the Company issued 4,918,624 shares of common stock upon the conversion of $3,000 of principal and $138 accrued and unpaid interest on the 2015 Service Note. The shares were issued at approximately $0.000638 per share. As of March 31, 2016 and December 31, 2015, the principal balance of the Service Note was $19,000 and $22,500, respectively.

The debt issuance costs of $11,750 in the aggregate included in the 2015 Convertible Notes, will be amortized over the earlier of the terms of the Note or any redemptions and accordingly, $1,563 has been expensed as debt issuance costs (included in interest expense) for the three months ended March 31, 2016.

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

On March 23, 2016, the Company completed the closing of a private placement financing transaction with Cerebrus, pursuant to a Securities Purchase Agreement (the “Cerebrus Purchase Agreement”). Pursuant to the Cerebrus Purchase Agreement, Cerebrus purchased an 8% Convertible Debenture (the “Cerebrus Debenture”) in the aggregate principal amount of $22,000, and delivered on March 31, 2016, gross proceeds of $20,000 excluding transaction costs, fees, and expenses.

Principal and interest on the above three convertible debentures is due and payable one year from their respective funding date, and the LG and Cerebrus Debentures are convertible into shares of the Company’s common stock at any time at the discretion of LG and Cerebrus, respectively, at a VCP. The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount.

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

The Company determined that the conversion feature of the 2016 Convertible Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the 2016 Convertible Notes were not considered to be conventional debt under EITF 00-19 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments being recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The embedded feature included in the 2016 Convertible Notes resulted in an initial debt discount of $500,718, an initial derivative liability expense of $338,478 and an initial derivative liability of $839,196.

As of March 31, 2016, the Company revalued the embedded conversion feature of the 2015 and 2016 Convertible Notes. The fair value of the 2015 and 2016 Convertible Notes was calculated at March 31, 2016 based on the Black Scholes method consistent with the terms of the related debt.

A summary of the derivative liability balance as of March 31, 2016 is as follows:

Beginning Balance	$167,014
Initial Derivative Liability	839,880
Fair Value Change	(7,616)
Debt extinguishment	(84,057)
Reduction for conversions	(86,490)
Ending Balance	$828,731

The fair value at the commitment date for the 2016 Convertible Notes and the re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2016:

	Commitment date	Remeasurement date
Expected dividends	-0-	-0-
Expected volatility	243%-267%	267%
Expected term	12 months	1-12 months
Risk free interest	.44%-.68%	.18%-.65%

A summary of the convertible notes payable balance as of March 31, 2016 is as follows:

2016
Beginning Balance	$472,515
Convertible notes-newly issued	132,855
Accrued interest added to Note	6,848
Conversion of convertible notes	(25,925)
Unamortized discount	(423,181)
Ending Balance	$163,112

During the three months ended March 31, 2016, the Company issued the following shares of common stock upon the conversion of portions of the 2015 Convertible Notes and accrued interest thereon:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
3/7/16	$6,500	$489	$6,989	$.00174	4,016,471	LG
3/8/16	$7,425	$928	$8,353	$.00174	4,800,354	GW
3/17/16	$9,000	$696	$9,696	$.002436	3,980,431	LG
3/17/16	$3,000	$138	$3,138	$.000638	4,918,624	Service
	$25,925	$2,251	$28,176		17,715,880

Note Payable Land

On March 18, 2014, in conjunction with the land purchase of 80 acres in Pueblo County, Colorado, the Company paid $36,000 cash and entered into a promissory note in the amount of $85,750. The promissory note is being amortized on the basis of five (5) years, with principal payments of $17,150 plus interest at 3.5% due annually on December 1 of each year. Payments begin December 1, 2014, and shall be due on the first day of each succeeding December, with any balance of principal and accrued interest due December 1, 2020. On March 4, 2015, and May 4, 2015, the Company paid $9,000 and $2,437, respectively, of the December 1, 2014 amount. As of September 30, 2015, the balance of note is $74,313, including a past due amount of $5,713 of the December 2014 amount due. In November 2015, the Company was made aware that the land transaction regarding 80 acres in Pueblo County, Colorado, may not have been properly deeded to the Company. The company was a party to the land purchase, however, it was then discovered the second party to the land contract never filed the original quit claim deed on behalf of the Company, even though a copy of the notarized quit claim deed was sent to the Company. To date, the Company has paid a total of $47,438 ($36,000 at closing) and is on the deed of trust of the property. Accordingly, until the deed is properly recorded, the Company reduced the remaining balance of the note payable for the acquisition of the land of $74,313 and during the year ended December 31, 2015, recorded a reserve allowance for the remaining balance of the asset of $54,490.

Note 7 – Related Party Transactions

Management Fees and Stock Compensation Expense

Effective January 1, 2013, the Company agreed to an annual compensation of $150,000 for its CEO, Mr. Michael Friedman (resigned March 20, 2015, re-appointed November 4, 2015), and $96,000 for the CFO, Mr. Barry Hollander (resigned September 15, 2015). Effective March 20, 2015, Mr. Justin Braune was named CEO and President. Mr. Braune also was appointed to the Board of Directors. The Company agreed to an annual compensation of $100,000 for Mr. Braune in his role of CEO and Director of the Company and to issue Mr. Braune 15,000,000 shares of restricted common stock. Mr. Braune resigned from the board of directors and as CEO on November 4, 2015, and agreed to cancel the 15,000,000 shares in his letter of resignation. The Company also initially issued Mr. Braune 12,500,000 shares of common stock on October 13, 2015. On October 16, 2015, Mr. Braune advised the Company’s transfer agent at the time to cancel the shares.

For the three months ended March 31, 2016 and 2015, the Company recorded expenses to its officers the following amounts included in Administrative and Management Fees in the consolidated statements of operations, included herein:

	2016	2015
Mr. Braune	$—	$4,615
Mr. Friedman	37,500	37,500
Mr. Hollander	—	24,000
Total	$37,500	$66,115

As of March 31, 2016 and December 31, 2015, the Company owed the following amounts, included in due to related party on the Company’s consolidated balance sheet:

	2016	2015
Mr. Friedman	$578	$8,580
Mr. Braune	16,667	16,667
Mr. Hollander	12,731	12,731
Total	$29,976	$37,798

On April 14, 2015, the Company appointed Dr. Stephen Holt to the Advisory Board of the Board of Directors of the Company. The Company issued 5,000,000 shares of restricted common stock to Dr. Holt for his appointment. The Company valued the 5,000,000 shares of common stock at $100,000 ($0.02 per share, the market price of the common stock on the grant date) as stock compensation expense for the year ended December 31, 2015. Additionally, the Company agreed the advisor shall receive a non-qualified stock option to purchase 1,000,000 shares (“Option Shares”) of the Company’s common stock at an exercise price equal to $0.05 per share. 400,000 Option Shares vested immediately and the remaining 600,000 Option Shares vest over 12 months. Accordingly, the Company has recorded $2,371 for the three months ended March 31, 2016 in stock compensation expense and all of the options have vested.

Amounts Due from 800 Commerce, Inc.

800 Commerce, Inc., a commonly controlled entity until February 29, 2016, owed Agritek $282,947 as of February 29, 2016, as a result of advances received from or payments made by Agritek on behalf of 800 Commerce. These advances were non-interest bearing and were due on demand. Effective February 29, 2016, the Company received 1,102,462 shares of common stock of Petrogress, Inc. (formerly known as 800 Commerce, Inc.) as settlement of the $282,947 owed to the Company.

Note 8 – Common and Preferred Stock

Common Stock

2016 Issuances

During the three months ended March 31, 2016, the Company issued the following shares of common stock upon the conversions of portions of the 2015 Convertible Notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
3/7/16	$6,500	$489	$6,989	$.00174	4,016,471	LG
3/8/16	$7,425	$928	$8,353	$.00174	4,800,354	GW
3/17/16	$9,000	$696	$9,696	$.002436	3,980,431	LG
3/17/16	$3,000	$138	$3,138	$.00038	4,918,624	Service
	$25,925	$2,251	$28,176		17,715,880

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

The Series B Preferred Stock has the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future. The Series B Preferred Stock has a right to vote on all matters presented or submitted to the Company’s stockholders for approval in pari passu with the common stockholders, and not as a separate class. The holders of Series B Preferred Stock have the right to cast votes for each share of Series B Preferred Stock held of record on all matters submitted to a vote of common stockholders, including the election of directors. There is no right to cumulative voting in the election of directors. The holders of Series B Preferred Stock vote together with all other classes and series of common stock of the Company as a single class on all actions to be taken by the common stockholders except to the extent that voting as a separate class or series is required by law. As of March 31, 2016 and December 31, 2015, there were 1,000 shares of Class B Preferred Stock outstanding.

Warrants

On April 14, 2015, in connection with the appointment of Dr. Stephen Holt to the advisory board, the Company agreed the advisor shall receive a non-qualified stock option to purchase 1,000,000 shares (“Option Shares”) of the Company’s common stock at an exercise price equal to $0.05 per share and expiring April 14, 2018. Option Shares of 400,000 vested immediately and 50,000 Option Shares vest each month form April 2015 through March 2016. Accordingly, as of March 31, 2016, 1,000,000 Option Shares have vested and the Company recorded $2,317 as stock compensation expense for the three months ended March 31, 2016, based on Black-Scholes.

On April 26, 2013 and in connection with the appointment of Mr. James Canton to the Company’s advisory board, the Company issued a warrant to Mr. Canton to purchase 300,000 shares of common stock. The warrant expired April 26, 2016.

Additionally, the Company also evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted as a result of the Company not having reserved the underlying shares of common stock of the warrants. The Company valued the embedded derivatives within the warrants using the Black-Scholes valuation model.  As of March 31, 2016, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of .08 to 2.0 years; (2) a computed volatility rate of 267%; (3) a discount rate of .18% to .73%; and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

Note 9 – Income Taxes

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at March 31, 2016 and 2015.

As of March 31, 2016, the Company had a tax net operating loss carry forward of approximately $3,929,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

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

For the three months ended March 31, 2016 and 2015, the Company recorded rent expense of $10,500 and $15,129, respectively.

Leased Properties

On April 28, 2014, the Company executed and closed a 10 year lease agreement for 20 acres of an agricultural farming facility located in South Florida following the approval of the so-called “Charlotte’s Web” legislation, aimed at decriminalizing low grade marijuana specifically for the use of treating epilepsy and cancer patients.  Pursuant to the lease agreement, the Company maintains a first right of refusal to purchase the property for three years. The Company has recorded $9,561 of expense (included in leased property expenses) for the three months ended March 31, 2016 and 2015. The Company is currently in default of the lease agreement, as rents have not been for the second year of the lease beginning May 2015.

On July 11, 2014, the Company signed a ten year lease agreement for an additional 40 acres in Pueblo, Colorado. The lease requires monthly rent payments of $10,000 during the first year and is subject to a 2% annual increase over the life of the lease. The lease also provides rights to 50 acres of certain tenant water rights for $50,000 annually plus cost of approximately $2,400 annually. The Company paid the $50,000 in July 2014, and has not used the property and any water and has not paid for any water rights after June 30, 2015. The Company has recorded $32,850 and $45,350 of expense for the three months ended March 31, 2016 and 2015, respectively, (included in leased property expenses). The Company is currently in default of the lease agreement, as rents have not been paid since February 2015.

Note 11 – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2016 the Company had an accumulated deficit of $13,999,137 and working capital deficit of $1,361,486. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 12 – Segment Reporting

Description of Segments

During the three months ended March 31, 2016 and 2015, the Company operated in one reportable segment, wholesale sales.

Note 13 – Subsequent Events

2016 Convertible Notes

On April 15, 2016, the Company completed the closing of a private placement financing transaction with LG, pursuant to a Securities Purchase Agreement (the “LG Purchase Agreement”). Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture (the “LG Debenture”) in the aggregate principal amount of $65,625, and delivered on April 15, 2016, gross proceeds of $62,500 excluding transaction costs, fees, and expenses.

Principal and interest on the above is due and payable one year from the funding date, and is convertible into shares of the Company’s common stock at any time at the discretion of LG at a VCP. The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount.

The Company may prepay the LG Debenture, subject to prior notice to the holder within an initial 30 day period after issuance, by paying an amount equal to 118% multiplied by the amount that the Company is prepaying. For each additional 30 day period the amount being prepaid is multiplied by an additional 6%, up to a maximum of 148% on the 180th day from issuance. Beginning on the 180th day after the issuance of the Debentures, the Company is not permitted to prepay the Debenture, so long as the Debenture is still outstanding, unless the Company and the holder agree otherwise in writing.

On May 6, 2016, the Company, B. Michael Freidman and Barry Hollander (former CFO) were named as defendants in a Summons/Complaint filed by Justin Braune in Palm Beach County Civil Court, Florida. The complaint alleges that Mr. Braune is entitle to 27,500,000 shares of common stock of the Company. The defendants will defend this lawsuit as Mr. Braune sent an email to the Company and the Company’s transfer agent cancelling 12,500,000 shares on October 16, 2015 and his letter of resignation dated November 4, 2015, clearly stated that he confirmed he had cancelled 15,000,000 shares of common stock. Mr. Braune’s letter of resignation was filed as Exhibit 5.1 on Form 8-K with the SEC on November 9, 2015.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months ended March 31, 2016 and 2015.

The independent auditor’s reports on our financial statements for the years ended December 31, 2015 and 2014 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 11 to the unaudited condensed financial statements.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditor has raised substantial doubt about our ability to continue as a going concern.

Results of Operations

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenues

Revenues for the three months ended March 31, 2016 and 2015 were $3,228 and $7,221, respectively, and consisted of wholesale goods.

Operating Expenses

Operating expenses were $163,616 for the three months ended March 31, 2016 compared to $423,742 for the three months ended March 31, 2015. The expenses were comprised of:

	Three Months Ended March 31,
Description	2016	2015
Administration and management fees	$39,150	$81,209
Stock compensation expense, management	—	16,484
Stock compensation expense, other	2,371	—
Professional and consulting fees	33,970	20,588
Impairment of Goodwill	—	192,849
Advertising and promotional expenses	3,059	7,543
Rent and occupancy costs	10,500	15,129
Leased property for sub-lease	42,411	54,911
Travel and entertainment	12,135	15,046
General and other administrative	20,021	19,983
Total	$163,616	$423,742

Administrative and management fees were comprised of:

	Three Months Ended March 31,
Description	2016	2015
Former CEO	$—	$4,615
CEO	37,500	37,500
Former CFO	—	24,000
Staff	1,650	15,094
Total	$39,150	$81,209

Stock compensation expense, management was $16,484 for the three months ended March 31, 2015 comprised of the amortization of restricted common stock issued to our former CEO.

Stock compensation expense, other (included in professional and consulting fees) was $2,371 based on the Black Scholes option pricing model for the three months ended March 31, 2016 related to the vesting of options to purchase 150,000 shares of the Company’s common stock at an exercise price equal to $0.05 per share.

Professional and consulting fees (excluding stock compensation expense, other) increased to $33,970 for the three months ended March 31, 2016 compared to $20,588 for the three months ended March 31, 2015 and is comprised of the following:

	Three Months Ended March 31,
	2016	2015
Legal fees	$6,225	$5,930
Property management fees	—	10,000
Accounting fees	14,000	2,958
Investor relation costs	13,745	1,700
	$33,970	$20,588

Advertising and promotional expenses decreased to $3,059 for the three months ended March 31, 2016 compared to $7,543 for the three months ended March 31, 2015. The decrease of $4,483 was primarily due the marketing of the Company’s Mont Blunt brand in 2015 period.

Rent and occupancy costs were $10,500 for the three months ended March 31, 2016 compared to $15,129 for the three months ended March 31, 2015. The decrease was due primarily to the Company terminating an office sharing arrangement in September 2015.

Leased property available for sub-lease and property maintenance costs were $42,411 for the three months ended March 31, 2016 compared to $54,911 for the three months ended March 31, 2015. These costs were comprised of $42,411 (2016 and 2015 periods) for leased real estate and $12,500 (2015 period) for water rights that the Company plans to lease or sub-lease to licensed marijuana operators.

General and other administrative costs for the three months ended March 31, 2016, were $20,021 compared to $19,983 for the three months ended March 31, 2015. The significant expenses is comprised of the following:

	Three Months Ended March 31,
Description	2016	2015
Payroll taxes and fees	$—	$1,773
Filing fees and transfer agent fees	6,045	2,080
Other taxes	3,228	7,684
Telephone, internet and website expenses	9,192	3,714
Office supplies	521	1,052
Other general and other administrative	1,035	3,680
Total	$20,021	$19,983

Other Income (Expense), Net

Other expense for the three months ended March 31, 2016 was $388,706 compared to $307,858 for the three months ended March 31, 2015. Other expense for the 2016 period was from the increase on the fair value of derivatives of $331,546 and interest expense of $141,217 partially offset by a gain in debt extinguishment of $84,057. Included in other expenses for the 2015 period was an expense from the increase on the fair value of derivatives of $611 and interest income of $7,646, offset by interest expense of $314,893.

A summary of interest expense for each of the periods is as follows:

	Three months ended March 31,
	2016	2015
Interest on face value	$11,102	$14,824
Additional true-up interest	—	117,926
Amortization of note discount	124,134	23,155
Amortization of deferred financing fees	5,981	1,560
Total	$141,217	$157,465

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2016, we had cash and cash equivalents of $5,743, a decrease of $5,805, from $11,548 as of December 31, 2015. At March 31, 2016, we had current liabilities of $1,400,120 compared to current assets of $38,634 which resulted in working capital deficit of $1,361,486. The current liabilities are primarily comprised of accounts payable, accrued expenses and convertible debt.

Operating Activities

For the three months ended March 31, 2016, net cash used in operating activities was $113,306 compared to $195,356 for the three months ended March 31, 2015. The net loss for the three months ended March 31, 2016 of $552,256 and a gain on debt settlements of $84,057 were impacted by non-cash expenses for the fair value of the derivative liability of $331,546, warrants previously issued (now vested) for services of $2,371 and depreciation expense of $691. Changes in operating assets and liabilities utilizing cash included a decrease in the due to related party balance of $8,002. Changes in operating assets and liabilities that reduced cash used in operating activities included an increase in accounts payable and accrued expenses of $61,386 and a decrease in prepaid assets and other of $2,500.

The net loss for the three months ended March 31, 2015 of $760,189 was impacted by the impairment of goodwill of $192,849, the amortization of discounts on convertible notes of $23,135 amortization of deferred stock compensation of $16,484 and the amortization of deferred financing fees of $1,560 related to the convertible promissory notes. Additional non-cash expenses for the three months ended March 31, 2015 was the change in fair value of the derivative liability of $611 and depreciation expense of $447. Changes in operating assets and liabilities utilizing cash included an increase in accounts receivable of $489 and the return of $90,000 on tenant deposits. Changes in operating assets and liabilities that reduced cash used in operating activities included an increase in accounts payable and accrued expenses of $59,073, an increase in due to related party of $20,288 a decrease in prepaid assets and other of $36,216 and a decrease in inventory of $36,951.

Investing Activities

During the three months ended March 31, 2015, net cash used in investing activities was $30,610 compared to $56,279 for the three months ended March 31, 2014. The 2015 period was the result of advances to a related party of $30,610.

Financing Activities

Net cash provided by financing activities was $107,500 and $248,390 for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016, the Company received proceeds of $107,500 from the issuance of convertible notes. The 2015 activity was comprised of proceeds received related to the Tonaquint notes receivable of $82,390, the issuance of convertible promissory notes of $175,000 and the payments made on notes payable of $9,000.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit at March 31, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto. Interim results of operations for the three months ended March 31, 2016 are not necessarily indicative of future results for the full year. Certain amounts from the 2014 period have been reclassified to conform to the presentation used in the current period.

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

Accounts Receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of March 31, 2016, based on the above criteria, the Company has an allowance for doubtful accounts of $43,408.

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

Furniture and equipment	5 years

The Company's property and equipment consisted of the following at March 31, 2016 and December 31, 2015:

	2016	2015
Furniture and equipment	13,829	$13,829
Accumulated depreciation	(5,453)	(4,742)
Balance	$8,396	$9,087

Depreciation expense of $691 and $447 was recorded for the three months ended March 31, 2016 and 2015, respectively.

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of March 31, 2016 and 2015 there were warrants to purchase 1,300,000 shares of common stock and the Company’s outstanding convertible debt is convertible into 369,855,632 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

For the three months ended March 31, 2016 and March 31, 2015, the Company recorded stock and warrant based compensation of $2,371 and $16,484, respectively. (See Notes 7 and 8).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, the Company issued the following shares of common stock upon the conversions of portions of the 2015 Convertible Notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
3/7/16	$6,500	$489	$6,989	$.00174	4,016,471	LG
3/8/16	$7,425	$928	$8,353	$.00174	4,800,354	GW
3/17/16	$9,000	$696	$9,696	$.002436	3,980,431	LG
3/17/16	$3,000	$138	$3,138	$.00038	4,918,624	Service
	$25,925	$2,251	$28,176		17,715,880

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Convertible Debenture Proceeds

On January 21, 2016, the Company received net proceeds of $62,500 in exchange for 8% interest bearing unsecured convertible promissory note dated January 19, 2016, with a face value of $76,080.67 to LG Capital Funding, LLC (“LG”), which matures on January 19, 2017. Principal and interest due on the note is convertible into shares of common stock at a 42% discount to the lowest closing bid price for the 18 prior trading days including the conversion date. The note includes prepayment cash redemption penalties between 18% and 48% of outstanding principal and interest, and the debt holder is limited to owning 9.9% of the Company’s issued and outstanding shares. The Company must at all times reserve at least four times the number of shares required for full conversion of the note and interest.

On January 25, 2016, the Company received net proceeds of $25,000 in exchange for 8% interest bearing unsecured convertible promissory note dated January 19, 2016, with a face value of $34,775 to Cerebrus Finance Group, LTD (“Cerebrus”), which matures on January 19, 2017. Principal and interest due on the note is convertible into shares of common stock at a 42% discount to the lowest closing bid price for the 18 prior trading days including the conversion date. The note includes prepayment cash redemption penalties between 18% and 48% of outstanding principal and interest, and the debt holder is limited to owning 9.9% of the Company’s issued and outstanding shares. The Company must at all times reserve at least four times the number of shares required for full conversion of the note and interest.

On March 28, 2016, the Company received net proceeds of $20,000 in exchange for 8% interest bearing unsecured convertible promissory note dated March 23, 2016, with a face value of $22,000 to, which matures on March 23, 2017. Principal and interest due on the note is convertible into shares of common stock at a 42% discount to the lowest closing bid price for the 18 prior trading days including the conversion date. The note includes prepayment cash redemption penalties between 18% and 48% of outstanding principal and interest, and the debt holder is limited to owning 9.9% of the Company’s issued and outstanding shares. The Company must at all times reserve at least four times the number of shares required for full conversion of the note and interest.

Common Stock Issuances for Debt Conversions

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
3/7/16	$6,500	$489	$6,989	$.00174	4,016,471	LG
3/8/16	$7,425	$928	$8,353	$.00174	4,800,354	GW
3/17/16	$9,000	$696	$9,696	$.002436	3,980,431	LG
3/17/16	$3,000	$138	$3,138	$.00038	4,918,624	Service
	$25,925	$2,251	$28,176		17,715,880

Item 6. Exhibits

Exhibit No.	Description
10.1	Form of Convertible Promissory Note by and between Agritek Holdings, Inc. and Vis Vires Group, Inc. dated February 23, 2015. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 10-Q with the SEC on May 18, 2015).
10.2	Form of 8% Convertible Redeemable Note by and between Agritek Holdings, Inc. and LG Capital Funding, LLC dated March 27, 2015. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 10-Q with the SEC on May 18, 2015).
10.3	Form of 8% Convertible Redeemable Note by and between Agritek Holdings, Inc. and GW Holding Group, LLC dated March 30, 2015. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 10-Q with the SEC on May 18, 2015).
10.4+	Employment and Board of Directors Agreement effective March 20, 2015 by and between Agritek Holdings, Inc. and Justin Braune (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on March 20, 2015).
10.5	Deed in Lieu of Foreclosure Agreement dated December 16, 2015, by and among Agritek Holdings, Inc. and Tonaquint, Inc. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on February 12, 2016).
10.6	Replacement Note dated January 5, 2016, issued to LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.2 as filed on Form 8-K with the SEC on February 12, 2016).
10.7	Replacement Note dated January 5, 2016, issued to LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.3 as filed on Form 8-K with the SEC on February 12, 2016).
10.8	Replacement Note dated January 5, 2016, issued to Cerebrus Finance Group, LTD (Incorporated herein by reference to Exhibit 10.4 as filed on Form 8-K with the SEC on February 12, 2016).
10.9	Securities Purchase Agreement dated January 19, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.5 as filed on Form 8-K with the SEC on February 12, 2016).
10.10	Convertible Redeemable Note dated January 19, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.6 as filed on Form 8-K with the SEC on February 12, 2016).
10.11	Securities Purchase Agreement dated January 19, 2016, by and between Agritek Holdings, Inc. and Cerebrus Finance Group, LTD. (Incorporated herein by reference to Exhibit 10.7 as filed on Form 8-K with the SEC on February 12, 2016).
10.12	Convertible Redeemable Note dated January 19, 2016, by and between Agritek Holdings, Inc. and Cerebrus Finance Group, LTD (Incorporated herein by reference to Exhibit 10.8 as filed on Form 8-K with the SEC on February 12, 2016).
10.13*	Securities Purchase Agreement dated March 23, 2016, by and between Agritek Holdings, Inc. and Cerebrus Finance Group, LTD.
10.14*	Convertible Redeemable Note dated March 23, 2016, by and between Agritek Holdings, Inc. and Cerebrus Finance Group, LTD
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 23, 2016

AGRITEK HOLDINGS, INC.

By:	/s/ B. Michael Friedman
B. Michael Friedman
Chief Executive Officer (principal executive officer) and principal accounting officer