Form 10-Q
period 2016-06-30
AGRITEK HOLDINGS, INC.
filed 2016-12-02
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

(305) 721-2727

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

The number of shares outstanding of the Registrant's $0.0001 par value Common Stock as of November 7, 2016, was 394,371,307 shares.

AGRITEK HOLDINGS, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2016

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

Although forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2015, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q.

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

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$11,548
Marketable Securities	14,542	—
Due from related party	—	16,525
Prepaid assets and other	—	3,333
Total current assets	14,542	31,406

Other	825	825
Property and equipment, net of accumulated depreciation of $6,194 and $4,742 as of June 30, 2016 and December 31, 2015, respectively	9,300	9,087
Investments in non-marketable securities	50,000	50,000

Total assets	$74,667	$91,318

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$433,319	$323,607
Bank overdraft	462	—
Due to related party	46,609	37,978
Customer deposits	2,400	—
Convertible notes payable, net of discount of $343,530 and $27,220 as of June 30, 2016 and December 31, 2015, respectively	279,199	445,294
Derivative liabilities	814,542	167,014
Total current liabilities	1,576,531	973,893

Commitments and Contingencies

Stockholders' Deficit:
Series B convertible preferred stock, $0.01 par value; 1,000,000 shares authorized, and 1,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	10	10
Common stock, $.0001 par value; 1,000,000,000 and 500,000,000 shares authorized; 333,407,920 and 281,540,332 shares issued and outstanding, as of June 30, 2016 and December 31, 2015, respectively	33,341	28,155
Additional paid-in capital	12,790,168	12,536,138
Accumulated comprehensive gain	(1,983)	—
Accumulated deficit	(14,323,400)	(13,446,878)
Total stockholders' deficit	(1,501,864)	(882,575)

Total liabilities and stockholders' deficit	$74,667	$91,318

See notes to unaudited condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016		2015	2016		2015
Product revenue		$—	$—		$3,228	$7,221
Cost of revenue		—	—		3,161	3,284
Gross profit		—	—		67	3,937

Operating Expenses:
Administrative and management fees (including $93,256 and $109,740 of stock based compensation for the three and six months ended June 30, 2015, respectively)		45,497	150,752		84,647	248,445
Professional and consulting fees (including $0 and $2,371 of stock based compensation for the three and six months ended June 30, 2016, respectively, and $344,994 for the three and six months ended June 30, 2015, respectively)		37,528	364,169		73,869	384,757
Impairment of goodwill		—	—		—	192,849
Reserve for inventory loss		—	—		—	32,529
Rent and other occupancy costs		14,209	19,082		24,709	34,211
Leased property expense		42,411	54,911		84,822	109,822
Advertising and promotion		2,941	30,212		6,000	37,754
Property maintenance costs		—	3,000		—	3,000
Travel and entertainment		2,626	9,729		14,761	24,774
Other general and administrative expenses		11,824	24,427		31,845	44,414

Total operating expenses		157,036	656,282		320,653	1,112,555

Operating loss		(157,036)	(656,282)		(320,586)	(1,108,618)

Other Income (Expense):
Interest income		—	6,335		—	13,981
Interest expense		(162,889)	(188,169)		(304,106)	(503,062)
Gain (loss) on debt settlement		—	—		84,057	—
Derivative liability (expense) income		(4,338)	(6,992)		(335,884)	(7,603)

Total other expense, net		(167,227)	(188,826)		(555,933)	(496,684)

Net loss		$(324,263)	$(845,108)		$(876,519)	$(1,605,302)

Other Comprehensive gain, net of tax:

Unrealized gain on marketable securities		(17,516)	—		(1,983)	—

Other comprehensive gain		(17,516)	—		(1,983)	—

Comprehensive loss		$(341,779)	$(845,108)		$(878,502)	$(1,605,302)

Basic and diluted loss per share	$	*	$(0.01)	$	*	$(0.01)

Weighted average number of common shares outstanding Basic and diluted		309,092,522	134,505,583		295,316,427	118,232,198
‘*Less than 0.01
See notes to unaudited condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flow from operating activities:
Net loss	$(876,519)	$(1,605,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for consulting services	—	100,000
Stock compensation expense	2,371	236,300
Amortization of deferred stock compensation	—	118,434
Amortization of deferred financing costs	—	5,232
Impairment of goodwill	—	192,849
Reserve for inventory loss	—	32,529
Depreciation	1,452	1,383
Financing costs	28,481	—
Gain on debt settlement	(84,057)	—
Non cash interest expense for excess value of common stock issued for convertible notes payable	—	236,305
Amortization of discounts on convertible notes	250,033	73,410
Initial expense for change in derivative liabilities	426,126	—
Change in fair values of derivative liabilities	(90,242)	7,603
Changes in operating assets and liabilities:
Decrease (increase) in :
Accounts receivable	—	173
Inventory	—	4,422
Prepaid assets and other	3,333	44,935
Increase (decrease) in:
Accounts payable and accrued expenses	109,708	284,098
Accrued interest payable	37,938	—
Deferred compensation	3,233	4,434
Tenant deposits	2,400	(90,000)
Net cash used in operating activities	(185,743)	(353,197)

Cash flows from investing activities:
Purchase of equipment and furniture	(1,665)	—
Advances to related party	—	(34,610)
Net cash used in investing activities	(1,665)	(34,610)

Cash flows from financing activities:
Bank overdraft	462	—
Payments received on notes receivable issued for convertible debt	170,000	82,391
Proceeds from issuance of convertible debt	—	200,000
Payments made on note payable	—	(11,437)
Proceeds from note payable, related party	5,398	—
Net cash provided by financing activities	175,860	270,954

Net decrease in cash and cash equivalents	(11,548)	(116,853)

Cash and cash equivalents, Beginning	11,548	118,429

Cash and cash equivalents, Ending	$—	$1,576

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Conversion of notes payable and interest into common stock	$86,205	$562,500
Included in issuances of convertible notes for fees	$—	$40,000
Fair value of marketable securities issued in exchange for debt	$16,525	$—
Change in fair value for available for sale marketable securities	$(1,983)	$—

See notes to unaudited condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

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

On May 23, 2016, the Company filed a certificate of amendment (a “Certificate of Amendment”), increasing the authorized capital of the Company to 1,001,000,000 shares of capital stock; consisting of 1,000,000,000 shares of common stock par value $0.0001 and 1,000,000 shares of preferred stock, par value $0.01. The majority of the Company’s shareholders consented to the Certificate of Amendment increasing the authorized capital.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto. Interim results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of future results for the full year. Certain amounts from the 2015 period have been reclassified to conform to the presentation used in the current period.

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

Accounts Receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of June 30, 2016, based on the above criteria, the Company has a full allowance for doubtful accounts of $43,408.

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

Investment of Non-Marketable Securities

The Company’s investment in non-marketable securities consist of cash investments in a less than 10% interest in two privately held companies that provide merchant processing services. Petrogress, Inc. (formerly 800 Commerce, Inc. and a subsidiary of the Company through its’ deconsolidation in May 2012) derived substantially all of its’ revenues, through April 2015, from these privately held companies.

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

Furniture and equipment	5 years

The Company's property and equipment consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Furniture and equipment	$15,494	$13,829
Accumulated depreciation	(6,194)	(4,742)
Balance	$9,300	$9,087

Depreciation expense of $761 and $1,452 was recorded for the three and six months ended June 30, 2016, respectively, compared to $936 and $1,383 for the three and six months ended June 30, 2015, respectively.

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of June 30, 2016 there were warrants and options to purchase 1,000,000 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 536,836,311 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

For the three and six months ended June 30, 2016, the Company recorded stock and warrant based compensation of $0 and $2,371, respectively compared to $438,250 and $454,734 for the three and six months ended June 30, 2015, respectively. (See Note 8).

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

Advertising

The Company records advertising costs as incurred. For the three and six months ending June 30, 2016, advertising expense was $2,941 and $6,000, respectively, compared to $30,212 and $37,754 for the three and six months ended June 30, 2015, respectively.

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

Sales and Accounts Receivable

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the six months ended June 30, 2016 and 2015 and the accounts receivable balance as of June 30, 2016:

Customer	Sales % Six Months Ended June 30, 2016	Sales % Six Months Ended June 30, 2015	Accounts Receivable Balance as of June 30, 2016
A	100%	—	$—
B	—	70%	$—
C	—	22%	$—

Purchases

For the six months ended June 30, 2016 the Company’s purchases were from one vendor.

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

As of June 30, 2016, the 2014 Company Note was paid in full.

2015 Convertible Notes

On March 2, 2015, the Company issued a Convertible Promissory Note for $79,000 to Vis Vires Group (“Vis Vires”). The Company received net proceeds of $75,000 after debt issuance costs of $4,000 paid for lender legal fees. The Note matured on November 25, 2015 and can be converted at a 39% discount to the market price as defined in the Note. As of December 31, 2015, the principal balance of the Vis Vires note was $49,200. On January 6, 2016, the Company accepted and agreed to a DPA, whereby LG acquired the 2015 convertible promissory note from Vis Vires. The Company issued an 8% Replacement Note to LG for $53,613 (the “First Replacement Note”). The First Replacement Note is due January 5, 2017 and is convertible into shares of the Company’s common stock at any time at the discretion of LG at a VCP. The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. As of June 30, 2016, the balance of the First Replacement Note is $53,613.

On March 27, 2015, the Company issued a Convertible Promissory Note for $27,000 to GW Holding Group, LLC (“GW”). On March 31, 2015, the Company received net proceeds of $25,000 after debt issuance costs of $2,000 paid for lender legal fees. The Note matured on March 27, 2016 and converts at a 42% discount to the market price as defined in the Note. In the six months ended June 30, 2016, the Company issued 17,844,348 shares of common stock upon the conversion of $23,500 of principal and $4,002 accrued and unpaid interest on the 2015 GW Note. The shares were issued at approximately $0.00161 per share. As of June 30, 2016 and December 31, 2015, the principal balance of the GW note is $0 and $23,500, respectively.

March 27, 2015, the Company issued a Convertible Promissory Note for $78,750 to LG. The Company received net proceeds of $75,000 after debt issuance costs of $3,750 paid for lender legal fees. The Note matured on March 27, 2016 and converts at a 42% discount to the market price as defined in the Note. On March 7, 2016, the Company issued 4,016,471 shares of common stock upon the conversion of $6,500 of principal and $489 accrued and unpaid interest on the 2015 LG Note. The shares were issued at approximately $0.00174 per share. In the six months ended June 30, 2016, the Company issued 17,829,852 shares of common stock upon the conversion of $31,500 of principal and $2,713 accrued and unpaid interest on the 2015 LG Note. The shares were issued at approximately $0.001918 per share. As of June 30, 2016 and December 31, 2015, the principal balance of the LG Note was $34,000 and $65,500, respectively.

On March 30, 2015, the Company issued a Convertible Promissory Note for $27,000 to Service Trading Company, LLC (“Service”). On April 6, 2015, the Company received net proceeds of $25,000 after debt issuance costs of $2,000 paid for lender legal fees. The Note matures March 30, 2016 and converts at a 42% discount to the market price as defined in the Note. In the six months ending June 30, 2016, the Company issued 16,993,388 shares of common stock upon the conversion of $22,500 of principal and $1,990 accrued and unpaid interest on the 2015 Service Note. The shares were issued at approximately $0.001441 per share. As of June 30, 2016 and December 31, 2015, the principal balance of the Service Note was $0 and $22,500, respectively.

The debt issuance costs included in the 2015 Convertible Notes were amortized over the earlier of the terms of the Note or any redemptions and have been expensed as debt issuance costs (included in interest expense).

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

The Company determined that the conversion feature of the 2015 Convertible Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the 2015 Convertible Notes were not considered to be conventional debt under ASC 815-40 (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock) and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments being recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The embedded feature included in the 2015 Convertible Notes resulted in an initial debt discount of $211,750, an initial derivative liability expense of $71,761 and an initial derivative liability of $283,511.

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

Principal and interest on the above four convertible debentures is due and payable one year from their respective funding date, and the LG and Cerebrus Debentures are convertible into shares of the Company’s common stock at any time at the discretion of LG and Cerebrus, respectively, at a VCP. The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount.

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

The Company determined that the conversion feature of the 2016 Convertible Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the 2016 Convertible Notes were not considered to be conventional debt under ASC 815-40 (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock) and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments being recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The embedded feature included in the 2016 Convertible Notes resulted in an initial debt discount of $566,343, an initial derivative liability expense of $426,126 and an initial derivative liability of $992,469.

As of June 30, 2016, the Company revalued the embedded conversion feature of the 2015 and 2016 Convertible Notes. The fair value of the 2015 and 2016 Convertible Notes was calculated at June 30, 2016 based on the Black Scholes method consistent with the terms of the related debt.

A summary of the derivative liability balance as of June 30, 2016 is as follows:

Beginning Balance	$167,014
Initial Derivative Liability	992,469
Fair Value Change	(83,218)
Debt extinguishment	(84,057)
Reduction for conversions	(177,666)
Ending Balance	$814,542

The fair value at the commitment date for the 2016 Convertible Notes and the re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2016:

	Commitment date	Remeasurement date
Expected dividends	-0-	-0-
Expected volatility	243%-268%	263%
Expected term	12 months	1-12 months
Risk free interest	.44%-.68%	.18%-.65%

A summary of the convertible notes payable balance as of June 30, 2016 is as follows:

2016
Beginning Principal Balance	$472,515
Convertible notes-newly issued	198,481
Accrued interest added to Note	6,848
Conversion of convertible notes	(77,500)
Unamortized discount	(343,530)
Ending Principal Balance	$256,814
Accrued interest payable	22,385
Ending Convertible Notes Balance	$279,199

During the six months ended June 30, 2016, the Company issued the following shares of common stock upon the conversion of portions of the 2015 Convertible Notes and accrued interest thereon:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
6/22/16	$5,000	$973	$5,973	$0.001450	4,119,414	GW
6/20/16	$10,500	$1,003	$11,503	$0.001450	7,933,377	Cerberus
6/20/16	$5,000	$967	$5,967	$0.001450	4,114,879	GW
6/20/16	$6,000	$589	$6,589	$0.001450	4,544,241	LG
6/10/16	$6,075	$1,134	$7,209	$0.001798	4,009,701	GW
6/9/16	$5,000	$479	$5,479	$0.001798	3,047,219	LG
6/2/16	$9,000	$848	$9,848	$0.002378	4,141,387	Cerberus
5/23/16	$5,000	$460	$5,460	$0.002436	2,241,490	LG
3/17/16	$9,000	$696	$9,696	$0.002436	2,668,309	LG
3/17/16	$3,000	$138	$3,138	$0.000638	2,463,045	Service
3/8/16	$7,425	$928	$8,353	$0.00174	1,869,187	GW
3/7/16	$6,500	$489	$6,989	$0.00174	4,016,471	LG
	$77,500	$8,704	$86,204		45,168,720

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

For the three and six months ended June 30, 2016 and 2015, the Company recorded expenses to its officers the following amounts included in Administrative and Management Fees in the condensed consolidated statements of operations, included herein:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Braune, Former CEO	$—	$25,769	$—	$29,615
Friedman, CEO	37,500	—	75,000	37,500
Hollander, Former CFO	—	24,000	—	48,000
Total	$37,500	$49,769	$75,000	$115,115

As of June 30, 2016 and December 31, 2015, the Company owed the following amounts, included in due to related party on the Company’s consolidated balance sheet:

	June 30,	December 31,
	2016	2015
Mr. Friedman	$13,798	$8,580
Mr. Braune	16,667	16,667
Mr. Hollander	12,731	12,731
Total	$43,376	$37,798

On April 14, 2015, the Company appointed Dr. Stephen Holt to the Advisory Board of the Board of Directors of the Company. The Company issued 5,000,000 shares of restricted common stock to Dr. Holt for his appointment. The Company valued the 5,000,000 shares of common stock at $100,000 ($0.02 per share, the market price of the common stock on the grant date) as stock compensation expense for the year ended December 31, 2015. Additionally, the Company agreed the advisor shall receive a non-qualified stock option to purchase 1,000,000 shares (“Option Shares”) of the Company’s common stock at an exercise price equal to $0.05 per share. 400,000 Option Shares vested immediately and the remaining 600,000 Option Shares vest over 12 months. Accordingly, the Company has recorded $2,371 for the six months ended June 30, 2016 in stock compensation expense and all of the options have vested.

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

Note 8 – Common and Preferred Stock

On May 23, 2016, the Company filed a certificate of amendment (a “Certificate of Amendment”), increasing the authorized capital of the Company to 1,001,000,000 shares of capital stock; consisting of 1,000,000,000 shares of common stock par value $0.0001 and 1,000,000 shares of preferred stock, par value $0.01. The majority of the Company’s shareholders consented to the Certificate of Amendment increasing the authorized capital.

Common Stock

During the six months ended June 30, 2016, the Company issued the following shares of common stock upon the conversions of portions of the convertible notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
6/22/16	$5,000	$973	$5,973	$0.001450	4,119,414	GW
6/20/16	$10,500	$1,003	$11,503	$0.001450	7,933,377	Cerberus
6/20/16	$5,000	$967	$5,967	$0.001450	4,114,879	GW
6/20/16	$6,000	$589	$6,589	$0.001450	4,544,241	LG
6/10/16	$6,075	$1,134	$7,209	$0.001798	4,009,701	GW
6/9/16	$5,000	$479	$5,479	$0.001798	3,047,219	LG
6/2/16	$9,000	$848	$9,848	$0.002378	4,141,387	Cerberus
5/23/16	$5,000	$460	$5,460	$0.002436	2,241,490	LG
3/17/16	$9,000	$696	$9,696	$0.002436	2,668,309	LG
3/17/16	$3,000	$138	$3,138	$0.000638	2,463,045	Service
3/8/16	$7,425	$928	$8,353	$0.00174	1,869,187	GW
3/7/16	$6,500	$489	$6,989	$0.00174	4,016,471	LG
	$77,500	$8,704	$86,204		45,168,720

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

The Series B Preferred Stock has the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future. The Series B Preferred Stock has a right to vote on all matters presented or submitted to the Company’s stockholders for approval in pari passu with the common stockholders, and not as a separate class. The holders of Series B Preferred Stock have the right to cast votes for each share of Series B Preferred Stock held of record on all matters submitted to a vote of common stockholders, including the election of directors. There is no right to cumulative voting in the election of directors. The holders of Series B Preferred Stock vote together with all other classes and series of common stock of the Company as a single class on all actions to be taken by the common stockholders except to the extent that voting as a separate class or series is required by law. As of June 30, 2016 and December 31, 2015, there were 1,000 shares of Class B Preferred Stock outstanding.

Warrants and Options

On April 14, 2015, in connection with the appointment of Dr. Stephen Holt to the advisory board, the Company agreed the advisor shall receive a non-qualified stock option to purchase 1,000,000 shares (“Option Shares”) of the Company’s common stock at an exercise price equal to $0.05 per share and expiring April 14, 2018. Option Shares of 400,000 vested immediately and 50,000 Option Shares vest each month from April 2015 through March 2016. Accordingly, as of June 30, 2016, 1,000,000 Option Shares have vested and the Company recorded $2,317 as stock compensation expense for the six months ended June 30, 2016, based on Black-Scholes.

On April 26, 2013 and in connection with the appointment of Mr. James Canton to the Company’s advisory board, the Company issued a warrant to Mr. Canton to purchase 300,000 shares of common stock. The warrant expired April 26, 2016.

Additionally, the Company also evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted as a result of the Company not having reserved the underlying shares of common stock of the warrants. The Company valued the embedded derivatives within the warrants using the Black-Scholes valuation model.  As of June 30, 2016, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of .08 to 2.0 years; (2) a computed volatility rate of 263%; (3) a discount rate of .18% to .73%; and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

Note 9 – Commitments and Contingencies

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

For the three and six months ended June 30, 2016, the Company recorded rent expense of $14,209 and $24,709, respectively, compared to $19,082 and $34,211, respectively, for the three and six months ended June 30, 2015.

Leased Properties

On April 28, 2014, the Company executed and closed a 10 year lease agreement for 20 acres of an agricultural farming facility located in South Florida following the approval of the so-called “Charlotte’s Web” legislation, aimed at decriminalizing low grade marijuana specifically for the use of treating epilepsy and cancer patients.  Pursuant to the lease agreement, the Company maintains a first right of refusal to purchase the property for three years. The Company has recorded $19,122 and $38,244 of expense (included in leased property expenses) for the three and six months ended June 30, 2016 and 2015, respectively. The Company is currently in default of the lease agreement, as rents have not been for the second year of the lease beginning May 2015.

On July 11, 2014, the Company signed a ten year lease agreement for an additional 40 acres in Pueblo, Colorado. The lease requires monthly rent payments of $10,000 during the first year and is subject to a 2% annual increase over the life of the lease. The lease also provides rights to 50 acres of certain tenant water rights for $50,000 annually plus cost of approximately $2,400 annually. The Company paid the $50,000 in July 2014, and has not used the property and any water and has not paid for any water rights after June 30, 2015. The Company has recorded $32,850 and $45,350 and $65,700 and $90,700 of expense for the three and six months ended June 30, 2016 and 2015, respectively, (included in leased property expenses). The Company is currently in default of the lease agreement, as rents have not been paid since February 2015.

Legal & Other

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

Note 10 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2016 the Company had an accumulated deficit of $14,323,400 and working capital deficit of $1,561,989. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 11 – Segment Reporting

During the six months ended June 30, 2016 and 2015, the Company operated in one reportable segment, wholesale sales.

Note 12 – Subsequent Events

2016 Convertible Notes

LG Capital

On July 14, 2016, the Company completed the closing of a private placement financing transaction with LG, pursuant to a Securities Purchase Agreement (the “LG Purchase Agreement”). Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture (the “LG Debenture”) in the aggregate principal amount of $65,625, and delivered on April 15, 2016, gross proceeds of $62,500 excluding transaction costs, fees, and expenses.

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

St. George Investments, LLC.

On October 31, 2016, the Company entered into a Convertible Promissory Note ("St. George 2016 Notes") for $555,000 to St. George Investments, LLC., (“St. George”) which includes a purchase price of $500,000 and transaction costs of $5,000 and OID interest of $50,000. On October 31, 2016, the Company received $100,000 and recorded $115,000 as convertible note payable, including $5,000 of transaction costs and $10,000 OID interest. St. George also issued to the Company eight secured promissory notes, each in the amount of $50,000. All or any portion of the outstanding balance of the St. George 2016 Notes may be prepaid, without penalty, along with accrued but unpaid interest at any time prior to maturity. The Company has no obligation to pay St. George any amounts on the unfunded portion of the St. George 2016 Notes. The St. George 2016 Note bears interest at 10% per annum (increases to 22% per annum upon an event of default) and is convertible into shares of the Company’s common stock at St. George’s option at a price of $0.05 per share.

Beginning on the date that is six (6) months after the later of (i) the Issuance Date, and (ii) the date the Initial Cash Purchase Price is paid to the Company (the “Initial Installment Date”), and on each applicable Installment Date thereafter, the Company is to pay the Holder, the applicable Installment Amount due on such date. Five Installment Amounts of $111,000 plus the sum of any accrued and unpaid interest, fees, costs or charges may be made (a) in cash (a “Company Redemption”), (b) by converting such Installment Amount into shares of Common Stock (a “Company Conversion”), or (c) by any combination of a Company Conversion and a Company Redemption so long as the entire amount of such Installment Amount due shall be converted and/or redeemed by the Company on the applicable Installment Date. The St. George 2016 Note matures fifteen months after the Issuance Date.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the six months ended June 30, 2016 and 2015.

The independent auditor’s report on our financial statements for the years ended December 31, 2015 and 2015 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 10 to the unaudited condensed financial statements.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditor has raised substantial doubt about our ability to continue as a going concern.

Results of Operations

For the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015

Revenues

Revenues for the three and six months ended June 30, 2016 and 2015 were $-0- and $3,228 and $-0- and $7,221, respectively, and consisted of wholesale goods.

Operating Expenses

Operating expenses were $157,036 and $320,653 for the three and six months ended June 30, 2016 compared to $656,282 and $1,112,555 for the three and six months ended June 30, 2015. The expenses were comprised of:

	Three months ended June 30,		Six months ended June 30,
Description	2016	2015	2016	2015
Administration and management fees	$45,497	$57,496	$84,647	$138,705
Stock compensation expense, management	—	93,256	—	109,740
Stock compensation expense, other	—	344,994	2,371	344,994
Impairment of goodwill	—	—	—	192,849
Reserve for inventory loss	—	—	—	32,529
Professional and consulting fees	37,528	19,175	71,498	39,763
Commissions and license fees	—	—	—	—
Advertising and promotional expenses	2,941	30,212	6,000	37,754
Rent and occupancy costs	14,209	22,082	24,709	37,211
Property and maintenance cost	42,411	57,911	84,822	109,822
Travel and entertainment	2,626	9,729	14,761	24,774
General and other administrative	11,824	24,427	31,845	44,414
Total	$157,036	$656,282	$320,653	$1,112,555

Stock compensation expense, management was $0 and $2,371, respectively, for the three and six months ended June 30, 2016, compared to $93,256 and $109,740 for the six months ended June 30, 2015, respectively. The 2015 amount is comprised of the amortization of restricted common stock issued to our CEO.

Stock compensation expense, other (included in professional and consulting fees) was $344,994 for the six months ended June 30, 2016 and was comprised of the issuance of 5,000,000 restricted shares of common stock issued to an advisor of our board of directors for his appointment. The Company valued the 5,000,000 shares of common stock at $100,000 ($0.02 per share, the market price of the common stock) and recorded the $100,000 as stock compensation expense for the three and six months ended June 30, 2016. The Company also agreed the advisor shall receive a non-qualified stock option to purchase 1,000,000 shares (“Option Shares”) of the Company’s common stock at an exercise price equal to $0.05 per share. Accordingly, the Company recorded $8,694 as stock compensation expense for three and six months ended June 30, 2016. Also included in stock compensation expense, other was the issuance of 1,000 shares of Class B Preferred Stock to Mr. Friedman. The Company valued the shares at $276,300 and recorded $40,000 towards accrued and unpaid fees owed Mr. Friedman and $236,300 as stock compensation expense for the three and six months ended June 30, 2016.

Professional and consulting fees (excluding stock compensation, other) increased to $37,528 and $71,498, respectively, for the three and six months ended June 30, 2016, compared to $19,175 and $39,763 for the three and six months ended June 30, 2015, respectively, and is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Legal fees	$2,723	$4,433	$8,948	$10,363
Property management fees	—	—	—	10,000
Accounting and audit fees	30,558	8,995	44,558	11,953
Investor relation costs	4,247	5,747	17,992	7,447
Total	$37,528	$19,175	$71,498	$39,763

Advertising and promotional expenses increased to $2,941 and $6,000, respectively, for the three and six months ended June 30, 2016 compared to $30,212 and $37,754 for the three and six months ended June 30, 2015, respectively. The decrease compared to the prior year was primarily due the reduction of certain marketing initiatives from the prior year.

Rent and occupancy costs were $14,209 and $24,709 for the three and six months ended June 30, 2016, respectively, compared to $19,082 and $34,211 for the three and six months ended June 30, 2015, respectively. The decrease was due primarily to the Company terminating an office sharing arrangement in September 2015.

Leased property available for sub-lease and property maintenance costs were $42,411 and $84,822, respectively, for the three and six months ended June 30, 2016 compared to $54,911 and $109,822 for the three and six months ended June 30, 2015. These costs were comprised of $42,411 and $84,822 for the three and six months ending June 30, 2016 and 2015, respectively, for leased real estate and $12,500 and $25,000 for the three and six months ending June 30, (2015, respectively, for water rights that the Company plans to lease or sub-lease to licensed marijuana operators.

General and other administrative costs for the three and six months ended June 30, 2016, were $11,824 and $31,845, respectively, compared to $24,427 and $44,114, respectively, for the three and six months ended June 30, 2015 consisting of fees for public company, payroll, office and other taxes.

Other Income (Expense), Net

Other expense for the three and six months ended June 30, 2016 was $167,227 and $555,933, respectively compared to $188,826 and $496,684 for the three and six months ended June 30, 2015, respectively.

Other expense for the 2016 period was from the increase on the fair value of derivatives of $4,338 (3 months) and $335,884 (6 months) and interest expense of $152,057 (3 months) and $293,274 (6 months) partially offset by a gain in debt extinguishment of $84,057 (6 months).

Included in other expenses for the 2015 period was an expense from the increase on the fair value of derivatives of $6,992 (3 months) and $7,603 (6 months) interest expense of $188,169 and $503,062 for the three and six months ended June 30, 2015, respectively, offset by interest income of $6,335 (3 months) and $13,981 (6 months).

Interest expense for each of the periods is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Excess value of common stock issued	$—	$86,524	$—	$236,305
Interest on face value	14,489	22,327	25,591	44,817
Additional true up interest	—	25,371	—	143,297
Amortization of note discount	143,549	44,264	267,683	50,655
Amortization of OID	—	6,011	—	22,755
Amortization of deferred financing fees	4,851	3,672	10,832	5,233
Total	$162,889	$188,169	$304,106	$503,062

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2016, we had cash and cash equivalents of $0, a decrease of $11,548, from $11,548 as of December 31, 2015. At June 30, 2016, we had current liabilities of $1,576,531 compared to current assets of $14,542 which resulted in working capital deficit of $1,561,989. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt and notes payable.

Operating Activities

For the six months ended June 30, 2016, net cash used in operating activities was $185,743 compared to $353,197 for the six months ended June 30, 2015. The Company had a net loss $876,519 for the six months ended June 30, 2016 compared to a net loss of $1,605,302 for the six months ended June 30, 2015.

The net loss for the six months ended June 30, 2016 of $876,519 and a gain on debt settlements of $84,057 were impacted by non-cash expenses for the fair value of the derivative liability of $335,884, amortization of discounts on convertible notes of $250,033, warrants previously issued (now vested) for services of $2,371 and depreciation expense of $1,452. Changes in operating assets and liabilities that reduced cash used in operating activities included an increase in accounts payable and accrued expenses of $109,708, interest payable of $37,938, deferred compensation of $3,233 and tenant deposits of $2,400.

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

Investing Activities

During the six months ended June 30, 2016, net cash used in investing activities was $1,665 compared to $34,610 for the six months ended June 30, 2015. The 2016 period was the result of a fixed asset purchase. The 2015 period was the result of advances to a related party of $34,610.

Financing Activities

Net cash provided by financing activities was $175,860 and $270,954 for the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016, the Company received proceeds of $170,000 from the issuance of convertible notes, bank overdraft of $462 and proceeds from related party notes of $5,398.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit at June 30, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto. Interim results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of future results for the full year. Certain amounts from the 2015 period have been reclassified to conform to the presentation used in the current period.

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

Accounts Receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of June 30, 2016, based on the above criteria, the Company has an allowance for doubtful accounts of $44,068.

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of June 30, 2016 there were warrants and options to purchase 1,000,000 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 536,836,311 shares of common stock These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

Item 4. Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective as of June 30, 2016 due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, the Company issued the following shares of common stock upon the conversions of portions of the 2015 Convertible Notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
6/22/16	$5,000	$973	$5,973	$0.001450	4,119,414	GW
6/20/16	$10,500	$1,003	$11,503	$0.001450	7,933,377	Cerberus
6/20/16	$5,000	$967	$5,967	$0.001450	4,114,879	GW
6/20/16	$6,000	$589	$6,589	$0.001450	4,544,241	LG
6/10/16	$6,075	$1,134	$7,209	$0.001798	4,009,701	GW
6/9/16	$5,000	$479	$5,479	$0.001798	3,047,219	LG
6 2/16	$9,000	$848	$9,848	$0.002378	4,141,387	Cerberus
5/23/16	$5,000	$460	$5,460	$0.002436	2,241,490	LG

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Convertible Debenture Proceeds

On July 14, 2016, the Company completed the closing of a private placement financing transaction with LG, pursuant to a Securities Purchase Agreement (the “LG Purchase Agreement”). Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture (the “LG Debenture”) in the aggregate principal amount of $65,625, and delivered on April 15, 2016, gross proceeds of $62,500 excluding transaction costs, fees, and expenses.

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

On October 31, 2016, the Company entered into a Convertible Promissory Note ("St. George 2016 Notes") for $555,000 to St. George Investments, LLC., (“St. George”) which includes a purchase price of $500,000 and transaction costs of $5,000 and OID interest of $50,000. On October 31, 2016, the Company received $100,000 and recorded $115,000 as convertible note payable, including $5,000 of transaction costs and $10,000 OID interest. St. George also issued to the Company eight secured promissory notes, each in the amount of $50,000. All or any portion of the outstanding balance of the St. George 2016 Notes may be prepaid, without penalty, along with accrued but unpaid interest at any time prior to maturity. The Company has no obligation to pay St. George any amounts on the unfunded portion of the St. George 2016 Notes. The St. George 2016 Note bears interest at 10% per annum (increases to 22% per annum upon an event of default) and is convertible into shares of the Company’s common stock at St. George’s option at a price of $0.05 per share.

Beginning on the date that is six (6) months after the later of (i) the Issuance Date, and (ii) the date the Initial Cash Purchase Price is paid to the Company (the “Initial Installment Date”), and on each applicable Installment Date thereafter, the Company is to pay the Holder, the applicable Installment Amount due on such date. Five Installment Amounts of $111,000 plus the sum of any accrued and unpaid interest, fees, costs or charges may be made (a) in cash (a “Company Redemption”), (b) by converting such Installment Amount into shares of Common Stock (a “Company Conversion”), or (c) by any combination of a Company Conversion and a Company Redemption so long as the entire amount of such Installment Amount due shall be converted and/or redeemed by the Company on the applicable Installment Date. The St. George 2016 Note matures fifteen months after the Issuance Date.

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

Dated: December 2, 2016

AGRITEK HOLDINGS, INC.

By:   /s/ B. Michael Friedman

B. Michael Friedman

Chief Executive Officer (principal executive, principal financial and accounting officer)