Form 10-Q
period 2016-09-30
AGRITEK HOLDINGS, INC.
filed 2016-12-09
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

The number of shares outstanding of the Registrant's $0.0001 par value Common Stock as of December 8, 2016, was 394,371,307 shares.

 AGRITEK HOLDINGS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2016

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

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,540	$11,548
Marketable Securities	27,541	—
Due from related party	—	16,525
Prepaid assets and other	—	3,333
Total current assets	35,081	31,406

Other	825	825
Property and equipment, net of accumulated depreciation of $7,367 and $4,742 as of September 30, 2016 and December 31, 2015, respectively	12,831	9,087
Investments in non-marketable securities	50,000	50,000

Total assets	$98,737	$91,318

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$484,827	$323,607
Due to related party	64,609	37,978
Customer deposits	2,400	—
Convertible notes payable, net of discount of $260,063 and $27,220 as of September 30, 2016 and December 31, 2015, respectively	416,237	445,294
Derivative liabilities	2,808,648	167,014
Total current liabilities	3,776,721	973,893

Commitments and Contingencies

Stockholders' Deficit:
Series B convertible preferred stock, $0.01 par value; 1,000,000 shares authorized, and 1,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	10	10
Common stock, $.0001 par value; 1,000,000,000 and 500,000,000 shares authorized; 379,370,841 and 281,540,332 shares issued and outstanding, as of September 30, 2016 and December 31, 2015, respectively	37,938	28,155
Additional paid-in capital	12,915,616	12,536,138
Accumulated comprehensive gain	11,016	—
Accumulated deficit	(16,642,564)	(13,446,878)
Total stockholders' deficit	(3,677,984)	(882,575)

Total liabilities and stockholders' deficit	$98,737	$91,318

See notes to unaudited condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,				Nine months Ended September 30,
	2016		2015		2016		2015
Product revenue		$—		$—		$3,228	$7,221
Cost of revenue		—		—		3,161	3,284
Gross profit		—		—		67	3,937

Operating Expenses:
Administrative and management fees (including $94,370 and $204,110 of stock based compensation for the three and nine months ended September 30, 2015, respectively)		39,417		139,040		124,064	387,485
Professional and consulting fees (including $0 and $2,371 of stock based compensation for the three and nine months ended September 30, 2016, respectively, and $2,371 and $347,365 for the three and nine months ended September 30, 2015, respectively)		11,217		15,276		85,086	404,033
Impairment of goodwill		—		—		—	192,849
Reserve for inventory loss		—		—		—	32,529
Reserve for land loss		—		55,490		—	55,490
Rent and other occupancy costs		24,400		18,029		49,109	52,240
Leased property expense		42,411		44,494		127,233	154,316
Advertising and promotion		321		25,756		6,321	63,510
Property maintenance costs		—		—		—	3,000
Travel and entertainment		12,745		1,822		27,506	26,596
Other general and administrative expenses		9,965		19,569		41,810	59,983

Total operating expenses		140,476		319,476		461,129	1,432,031

Operating loss		(140,476)		(319,476)		(461,061)	(1,428,095)

Other Income (Expense):
Interest income		—		4,028		—	18,009
Interest expense		(188,932)		(254,352)		(493,038)	(757,414)
Gain on debt settlement		—		—		84,057	—
Derivative liability expense		(1,989,756)		(17,139)		(2,325,640)	(24,742)

Total other expense, net		(2,178,688)		(267,463)		(2,734,621)	(764,147)

Net loss		$(2,319,164)		$(586,939)		$(3,195,683)	$(2,192,242)

Other Comprehensive gain, net of tax:
Unrealized gain on marketable securities		12,999		—		11,016	—
Other comprehensive gain		12,999		—		11,016	—

Comprehensive loss		$(2,306,165)		$(586,939)		$(3,184,667)	$(2,192,242)

Basic and diluted loss per share	$	*	$	*	$	*	$(0.02)
Weighted average number of common shares outstanding Basic and diluted		374,229,821		171,823,183		318,842,039	135,726,857
‘*Less than 0.01

See notes to unaudited condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2016		2015
Cash flow from operating activities:
Net loss		$(3,195,683)	$(2,192,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for consulting services		—	100,000
Stock compensation expense		2,371	247,365
Amortization of deferred stock compensation		—	204,110
Amortization of deferred financing costs		—	8,899
Impairment of goodwill		—	192,849
Reserve for inventory loss		—	32,529
Reserve for land loss		—	55,490
Depreciation		2,625	2,075
Financing costs		33,606	—
Gain on debt settlement		(84,057)	—
Non cash interest expense for excess value of common stock issued for convertible notes payable		—	291,203
Amortization of discounts on convertible notes		421,125	158,436
Initial expense for change in derivative liabilities		496,694	71,761
Change in fair values of derivative liabilities		1,828,946	(47,019)
Changes in operating assets and liabilities:
Decrease (increase) in :
Accounts receivable		—	173
Inventory		—	4,422
Prepaid assets and other		3,333	55,182
Increase (decrease) in:
Accounts payable and accrued expenses		161,217	468,486
Accrued interest payable		50,653	—
Related Party payables		5,398	—
Deferred compensation, related party		21,233	(9,279)
Tenant deposits		2,400	(90,000)
Net cash used in operating activities		(250,139)	(445,561)

Cash flows from investing activities:
Purchase of equipment and furniture		(6,369)	—
Advances to related party		—	(41,214)
Net cash used in investing activities		(6,369)	(41,214)

Cash flows from financing activities:
Payments received on notes receivable issued for convertible debt		—	178,812
Proceeds from issuance of convertible debt		252,500	200,000
Payments made on note payable		—	(11,437)
Proceeds from note payable, related party		—	1,150
Net cash provided by financing activities		252,500	368,525

Net decrease in cash and cash equivalents		(4,008)	(118,250)

Cash and cash equivalents, Beginning		11,548	118,429

Cash and cash equivalents, Ending		$7,540	$179

Supplemental disclosure of cash flow information:
Cash paid for interest		$—	$—
Cash paid for income taxes		$—	$—

Schedule of non-cash financing activities:
Conversion of notes payable and interest into common stock		$132,974	$656,403
Included in issuances of convertible notes for fees		$—	$40,000
Fair value of marketable securities issued in exchange for debt		$16,525	$—
Change in fair value for available for sale marketable securities		$11,016	$—
Cancellation of note payable for land acquisition	$		$(74,313)

See notes to unaudited condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto. Interim results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of future results for the full year. Certain amounts from the 2015 period have been reclassified to conform to the presentation used in the current period.

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

Accounts Receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of September 30, 2016, based on the above criteria, the Company has a full allowance for doubtful accounts of $43,408.

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

Furniture and equipment	5 years

The Company's property and equipment consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Furniture and equipment	$20,198	$13,829
Accumulated depreciation	(7,367)	(4,742)
Balance	$12,831	$9,087

Depreciation expense of $1,173 and $2,625 was recorded for the three and nine months ended September 30, 2016, respectively, compared to $692 and $2,075 for the three and nine months ended September 30, 2015, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on events and changes in circumstances in the nine months ending September 30, 2015, the Company reviewed the carrying amount of goodwill initially recorded from an acquisition in September 2014, and determined that the carrying amount may not be recoverable and accordingly recognized an impairment loss of $192,849 for the nine months ended September 30, 2015.

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of September 30, 2016 there were warrants and options to purchase 1,000,000 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 485,848,122 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

For the three and nine months ended September 30, 2016, the Company recorded stock and warrant based compensation of $0 and $2,371, respectively compared to $94,370 and $551,475 for the three and nine months ended September 30, 2015, respectively. (See Note 8).

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

Advertising

The Company records advertising costs as incurred. For the three and nine months ending September 30, 2016, advertising expense was $321 and $6,321, respectively, compared to $25,756 and $63,510 for the three and nine months ended September 30, 2015, respectively.

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

The Company recorded the acquisition using the acquisition method, which requires the Company to record the acquired assets and assumed liabilities (if any) at their acquisition date fair values and record any excess of the consideration given, including liabilities assumed (if any) over the fair value of the assets acquired as goodwill. The acquired assets consisted solely of inventory. The transaction resulted in the Company recording goodwill of $192,849. Based on events and changes in circumstances in the nine months ending September 30, 2015, the Company reviewed the carrying amount of the goodwill, and determined that the carrying amount may not be recoverable and accordingly recognized an impairment loss of $192,849 for the nine months ended September 30, 2015.

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

Sales and Accounts Receivable

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the nine months ended September 30, 2016 and 2015 and the accounts receivable balance as of September 30, 2016:

Customer	Sales % Nine Months Ended September 30, 2016	Sales % Nine Months Ended September 30, 2015	Accounts Receivable Balance as of September 30, 2016
A	100%	—	$—
B	—	70%	$—
C	—	22%	$—

Purchases

For the nine months ended September 30, 2016 the Company’s purchases were from one vendor.

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

On January 19, 2016, the Company accepted and agreed to a Debt Purchase Agreement (the “DPA”), whereby LG Capital Funding, LLC (“LG”) acquired $157,500 of the Tonaquint 2014 Convertible Note in exchange for $75,000. The Company issued an 8% Replacement Note to LG for $157,500 (the “Second Replacement Note”). The Second Replacement Note is due January 19, 2017 and is convertible into shares of the Company’s common stock at any time at the discretion of LG at a variable conversion price (“VCP”). The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. The principal balance of the note as of September 30, 2016 is $157,500.

On January 19, 2016, the Company accepted and agreed to a DPA, whereby Cerebrus Finance Group, LTD (“Cerebrus”) acquired $154,315 of principal and $2,434 of accrued and unpaid interest of the Tonaquint 2014 Convertible Note in exchange for $75,000. The Company issued an 8% Replacement Note to Cerebrus for $156,749 (the “Third Replacement Note”). The Third Replacement Note is due January 19, 2017 and is convertible into shares of the Company’s common stock at any time at the discretion of LG at a VCP. The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. The principal balance of the note as of September 30, 2016 is $156,749.

As of September 30, 2016, the 2014 Company Note was paid in full.

2015 Convertible Notes

On March 2, 2015, the Company issued a Convertible Promissory Note for $79,000 to Vis Vires Group (“Vis Vires”). The Company received net proceeds of $75,000 after debt issuance costs of $4,000 paid for lender legal fees. The Note matured on November 25, 2015 and can be converted at a 39% discount to the market price as defined in the Note. As of December 31, 2015, the principal balance of the Vis Vires note was $49,200. On January 6, 2016, the Company accepted and agreed to a DPA, whereby LG acquired the 2015 convertible promissory note from Vis Vires. The Company issued an 8% Replacement Note to LG for $53,613 (the “First Replacement Note”). The First Replacement Note is due January 5, 2017 and is convertible into shares of the Company’s common stock at any time at the discretion of LG at a VCP. The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. In the nine months ended September 30, 2016, the Company issued 7,587,824 shares of common stock upon the conversion of $8,613 of principal and $629 accrued and unpaid interest on the Vis Vires Note (assigned to LG). The shares were issued at approximately $0.001218 per share. As of September 30, 2016 and December 31, 2015, the principal balance of the LG Note was $45,000 and $53,613, respectively.

On March 27, 2015, the Company issued a Convertible Promissory Note for $27,000 to GW Holding Group, LLC (“GW”). On March 31, 2015, the Company received net proceeds of $25,000 after debt issuance costs of $2,000 paid for lender legal fees. The Note matured on March 27, 2016 and converted at a 42% discount to the market price as defined in the Note. In the nine months ended September 30, 2016, the Company issued 17,844,348 shares of common stock upon the conversion of $23,500 of principal and $4,002 accrued and unpaid interest on the 2015 GW Note. The shares were issued at approximately $0.00161 per share. As of September 30, 2016 and December 31, 2015, the principal balance of the GW note is $0 and $23,500, respectively.

March 27, 2015, the Company issued a Convertible Promissory Note for $78,750 to LG. The Company received net proceeds of $75,000 after debt issuance costs of $3,750 paid for lender legal fees. The Note matured on March 27, 2016 and converted at a 42% discount to the market price as defined in the Note. In the nine months ended September 30, 2016, the Company issued 56,354,949 shares of common stock upon the conversion of $65,500 of principal and $6,241 accrued and unpaid interest on the 2015 LG Note. The shares were issued at approximately $0.0013 per share. As of September 30, 2016 and December 31, 2015, the principal balance of the LG Note was $0 and $65,500, respectively.

On March 30, 2015, the Company issued a Convertible Promissory Note for $27,000 to Service Trading Company, LLC (“Service”). On April 6, 2015, the Company received net proceeds of $25,000 after debt issuance costs of $2,000 paid for lender legal fees. The Note matured on March 30, 2016 and converted at a 42% discount to the market price as defined in the Note. In the nine months ending September 30, 2016, the Company issued 16,993,388 shares of common stock upon the conversion of $22,500 of principal and $1,990 accrued and unpaid interest on the 2015 Service Note. The shares were issued at approximately $0.001441 per share. As of September 30, 2016 and December 31, 2015, the principal balance of the Service Note was $0 and $22,500, respectively.

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

On July 14, 2016, the Company completed the closing of a private placement financing transaction with LG, pursuant to a Securities Purchase Agreement (the “LG Purchase Agreement”). Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture (the “LG Debenture”) in the aggregate principal amount of $65,625, and delivered on July 14, 2016, gross proceeds of $62,500 excluding transaction costs, fees, and expenses.

On August 1, 2016, the Company completed the closing of a private placement financing transaction with Cerebrus, pursuant to a Securities Purchase Agreement (the “Cerebrus Purchase Agreement”). Pursuant to the Cerebrus Purchase Agreement, Cerebrus purchased an 8% Convertible Debenture (the “Cerebrus Debenture”) in the aggregate principal amount of $22,000, and delivered on August 1, 2016, gross proceeds of $20,000 excluding transaction costs, fees, and expenses.

Principal and interest on the above six convertible debentures is due and payable one year from their respective funding date, and the LG and Cerebrus Debentures are convertible into shares of the Company’s common stock at any time at the discretion of LG and Cerebrus, respectively, at a VCP. The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount.

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

The Company determined that the conversion feature of the 2016 Convertible Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the 2016 Convertible Notes were not considered to be conventional debt under ASC 815-40 (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock) and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments being recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The embedded feature included in the 2016 Convertible Notes resulted in an initial debt discount of $653,968, an initial derivative liability expense of $496,614 and an initial derivative liability of $1,150,582.

As of September 30, 2016, the Company revalued the embedded conversion feature of the 2015 and 2016 Convertible Notes. The fair value of the 2015 and 2016 Convertible Notes was calculated at September 30, 2016 based on the Black Scholes method consistent with the terms of the related debt.

A summary of the derivative liability balance as of September 30, 2016 is as follows:

Beginning Balance	$167,014
Initial Derivative Liability	1,151,267
Fair Value Change	1,828,338
Debt extinguishment	(84,057)
Reduction for conversions	(253,914)
Ending Balance	$2,808,648

The fair value at the commitment date for the 2016 Convertible Notes and the re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2016:

	Commitment date	Remeasurement date
Expected dividends	-0-	-0-
Expected volatility	243%-268%	232%
Expected term	12 months	1-12 months
Risk free interest	.44%-.68%	.28%-.65%

A summary of the convertible notes payable balance as of September 30, 2016 is as follows:

2016
Beginning Principal Balance	$472,515
Convertible notes-newly issued	286,106
Accrued interest added to Note	6,848
Conversion of convertible notes (principal)	(120,113)
Unamortized discount	(260,063)
Ending Principal Balance	$385,293
Accrued interest payable	30,944
Ending Convertible Notes Balance	$416,237

During the nine months ended September 30, 2016, the Company issued the following shares of common stock upon the conversion of portions of the 2015 Convertible Notes and accrued interest thereon:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
9/26/16	$8,613	$629	$9,242	$0.001218	7,587,824	LG
7/29/16	$7,500	$801	$8,301	$0.000081	10,222,352	LG
7/20/16	$9,500	$995	$10,495	$0.000098	10,644,310	LG
7/12/16	$9,000	$927	$9,927	$0.000986	10,068,073	LG
7/1/16	$8,000	$805	$8,805	$0.001160	7,590,362	LG
6/22/16	$5,000	$973	$5,973	$0.001450	4,119,414	GW
6/20/16	$10,500	$1,003	$11,503	$0.001450	7,933,377	Cerberus
6/20/16	$5,000	$967	$5,967	$0.001450	4,114,879	GW
6/20/16	$6,000	$589	$6,589	$0.001450	4,544,241	LG
6/10/16	$6,075	$1,134	$7,209	$0.001798	4,009,701	GW
6/9/16	$5,000	$479	$5,479	$0.001798	3,047,219	LG
6/2/16	$9,000	$848	$9,848	$0.002378	4,141,387	Cerberus
5/23/16	$5,000	$460	$5,460	$0.002436	2,241,490	LG
3/17/16	$9,000	$696	$9,696	$0.002436	3,980,431	LG
3/17/16	$3,000	$138	$3,138	$0.000638	4,918,624	Service
3/8/16	$7,425	$928	$8,353	$0.00174	4,800,354	GW
3/7/16	$6,500	$489	$6,989	$0.00174	4,016,471	LG
	$120,113	$12,861	$132,974		97,980,509

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

For the three and nine months ended September 30, 2016 and 2015, the Company recorded expenses to its officers the following amounts included in Administrative and Management Fees in the condensed consolidated statements of operations, included herein:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Braune, Former CEO	$—	$16,539	$—	$46,154
Friedman, CEO	37,500	—	112,500	37,500
Hollander, Former CFO	—	20,000	—	68,000
Total	$37,500	$36,539	$112,500	$151,654

As of September 30, 2016 and December 31, 2015, the Company owed the following amounts, included in due to related party on the Company’s consolidated balance sheet:

	September 30,	December 31,
	2016	2015
Mr. Friedman	$35,211	$8,580
Mr. Braune	16,667	16,667
Mr. Hollander	12,731	12,731
Total	$64,609	$37,798

On April 14, 2015, the Company appointed Dr. Stephen Holt to the Advisory Board of the Board of Directors of the Company. The Company issued 5,000,000 shares of restricted common stock to Dr. Holt for his appointment. The Company valued the 5,000,000 shares of common stock at $100,000 ($0.02 per share, the market price of the common stock on the grant date) as stock compensation expense for the year ended December 31, 2015. Additionally, the Company agreed the advisor shall receive a non-qualified stock option to purchase 1,000,000 shares (“Option Shares”) of the Company’s common stock at an exercise price equal to $0.05 per share. 400,000 Option Shares vested immediately and the remaining 600,000 Option Shares vest over 12 months. Accordingly, the Company has recorded $2,371 for the nine months ended September 30, 2016 in stock compensation expense and all of the options have vested.

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

First Level Capital Consulting

The Company engages First Level Capital Consulting to perform financial consulting and investor relations services on a non-exclusive basis. The Company's Chief Executive Officer is an officer of First Level Capital Consulting. According, the Company has expense $500 and $2,500 and $12,000 and $5,000 for the three and nine months ending September 30, 2016 and 2015, respectively.

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

Common Stock

During the nine months ended September 30, 2016, the Company issued the following shares of common stock upon the conversions of portions of the convertible notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
9/26/16	$8,613	$629	$9,242	$0.001218	7,587,824	LG
7/29/16	$7,500	$801	$8,301	$0.000081	10,222,352	LG
7/20/16	$9,500	$995	$10,495	$0.000098	10,644,310	LG
7/12/16	$9,000	$927	$9,927	$0.000986	10,068,073	LG
7/1/16	$8,000	$805	$8,805	$0.001160	7,590,362	LG
6/22/16	$5,000	$973	$5,973	$0.001450	4,119,414	GW
6/20/16	$10,500	$1,003	$11,503	$0.001450	7,933,377	Cerberus
6/20/16	$5,000	$967	$5,967	$0.001450	4,114,879	GW
6/20/16	$6,000	$589	$6,589	$0.001450	4,544,241	LG
6/10/16	$6,075	$1,134	$7,209	$0.001798	4,009,701	GW
6/9/16	$5,000	$479	$5,479	$0.001798	3,047,219	LG
6/2/16	$9,000	$848	$9,848	$0.002378	4,141,387	Cerberus
5/23/16	$5,000	$460	$5,460	$0.002436	2,241,490	LG
3/17/16	$9,000	$696	$9,696	$0.002436	3,980,431	LG
3/17/16	$3,000	$138	$3,138	$0.000638	4,918,624	Service
3/8/16	$7,425	$928	$8,353	$0.00174	4,800,354	GW
3/7/16	$6,500	$489	$6,989	$0.00174	4,016,471	LG
	$120,113	$12,861	$132,974		97,980,509

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

The Series B Preferred Stock has the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future. The Series B Preferred Stock has a right to vote on all matters presented or submitted to the Company’s stockholders for approval in pari passu with the common stockholders, and not as a separate class. The holders of Series B Preferred Stock have the right to cast votes for each share of Series B Preferred Stock held of record on all matters submitted to a vote of common stockholders, including the election of directors. There is no right to cumulative voting in the election of directors. The holders of Series B Preferred Stock vote together with all other classes and series of common stock of the Company as a single class on all actions to be taken by the common stockholders except to the extent that voting as a separate class or series is required by law. As of September 30, 2016 and December 31, 2015, there were 1,000 shares of Series B Preferred Stock outstanding.

Warrants and Options

On April 14, 2015, in connection with the appointment of Dr. Stephen Holt to the advisory board, the Company agreed the advisor shall receive a non-qualified stock option to purchase 1,000,000 shares (“Option Shares”) of the Company’s common stock at an exercise price equal to $0.05 per share and expiring April 14, 2018. Option Shares of 400,000 vested immediately and 50,000 Option Shares vest each month from April 2015 through March 2016. Accordingly, as of September 30, 2016, 1,000,000 Option Shares have vested and the Company recorded $2,317 as stock compensation expense for the nine months ended September 30, 2016, based on Black-Scholes.

On April 26, 2013 and in connection with the appointment of Mr. James Canton to the Company’s advisory board, the Company issued a warrant to Mr. Canton to purchase 300,000 shares of common stock. The warrant expired April 26, 2016.

Additionally, the Company also evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted as a result of the Company not having reserved the underlying shares of common stock of the warrants. The Company valued the embedded derivatives within the warrants using the Black-Scholes valuation model.  As of September 30, 2016, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 1.5 years; (2) a computed volatility rate of 232%; (3) a discount rate of .57%; and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

Note 9 – Commitments and Contingencies

Office Space

Effective April 1, 2014, the Company entered into a rent sharing agreement for the use of 1,300 square feet with a company controlled by the Company’s CFO. The Company agreed to pay $1,350 per month for the space. The Company terminated the agreement in September 2015.

In April 2014, the Company entered into a two year sublease agreement for the use of up to 7,500 square feet with a Colorado based oncology clinical trial and drug testing company and facility presently doing cancer research and testing for established pharmaceutical companies seeking FDA approval for new drugs. Pursuant to the lease, as amended, the Company agreed to pay $3,500 per month for the space, and it will be utilized to market, sell and distribute products to Colorado dispensaries.

For the three and nine months ended September 30, 2016, the Company recorded rent expense of $24,400 and $49,109, respectively, compared to $19,082 and $52,240, respectively, for the three and nine months ended September 30, 2015.

Leased Properties

On April 28, 2014, the Company executed and closed a 10 year lease agreement for 20 acres of an agricultural farming facility located in South Florida following the approval of the so-called “Charlotte’s Web” legislation, aimed at decriminalizing low grade marijuana specifically for the use of treating epilepsy and cancer patients.  Pursuant to the lease agreement, the Company maintains a first right of refusal to purchase the property for three years. The Company has recorded $19,122 and $57,366 of expense (included in leased property expenses) for the three and nine months ended September 30, 2016 and 2015, respectively. The Company is currently in default of the lease agreement, as rents have not been for the second year of the lease beginning May 2015.

On July 11, 2014, the Company signed a ten year lease agreement for an additional 40 acres in Pueblo, Colorado. The lease requires monthly rent payments of $10,000 during the first year and is subject to a 2% annual increase over the life of the lease. The lease also provides rights to 50 acres of certain tenant water rights for $50,000 annually plus cost of approximately $2,400 annually. The Company paid the $50,000 in July 2014, and has not used the property and any water and has not paid for any water rights after September 30, 2015. The Company has recorded $32,850 and $34,933 and $98,550 and $125,633 of expense for the three and nine months ended September 30, 2016 and 2015, respectively, (included in leased property expenses). The Company is currently in default of the lease agreement, as rents have not been paid since February 2015.

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

Note 10 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2016 the Company had an accumulated deficit of $16,642,564 and working capital deficit of $3,741,640, inclusive of a derivative liability of $2,808,648. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 11 – Segment Reporting

During the nine months ended September 30, 2016 and 2015, the Company operated in one reportable segment, wholesale sales.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the nine months ended September 30, 2016 and 2015.

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

Results of Operations

For the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015

Revenues

Revenues for the three and nine months ended September 30, 2016 and 2015 were $-0- and $3,228 and $-0- and $7,221, respectively, and consisted of wholesale goods.

Operating Expenses

Operating expenses were $140,476 and $461,129 for the three and nine months ended September 30, 2016 compared to $319,476 and $1,432,031 for the three and nine months ended September 30, 2015. The expenses were comprised of:

	Three months ended September 30,		Nine months ended September 30,
Description	2016	2015	2016	2015
Administration and management fees	$39,417	$44,670	$124,064	$183,375
Stock compensation expense, management	—	94,370	—	204,110
Stock compensation expense, other	—	2,371	2,371	347,365
Impairment of goodwill	—	—	—	192,849
Reserve for inventory loss	—	—	—	32,529
Reserve for land loss	—	55,490	—	55,490
Professional and consulting fees	11,217	12,905	82,715	56,668
Commissions and license fees	—	—	—	—
Advertising and promotional expenses	321	25,756	6,321	63,510
Rent and occupancy costs	24,400	18,029	49,109	52,240
Property and maintenance cost	42,411	44,494	127,233	157,316
Travel and entertainment	12,745	1,822	27,506	26,596
General and other administrative	9,965	19,569	41,810	59,983
Total	$140,476	$319,476	$461,129	$1,432,031

Stock compensation expense, management was $0 and $2,371, respectively, for the three and nine months ended September 30, 2016, compared to $94,370 and $204,110 for the nine months ended September 30, 2015, respectively. The 2015 amount is comprised of the amortization of restricted common stock issued to our CEO.

Stock compensation expense, other (included in professional and consulting fees) was $0 and $0, respectively, for the three and nine months ended September 30, 2016, compared to $2,371 and $347,365 for the three and nine months ended September 30, 2015, respectively, and was comprised of the issuance of 5,000,000 restricted shares of common stock issued to an advisor of our board of directors for his appointment. The Company valued the 5,000,000 shares of common stock at $100,000 ($0.02 per share, the market price of the common stock) and recorded the $100,000 as stock compensation expense for the nine months ended September 30, 2015. The Company also agreed the advisor shall receive a non-qualified stock option to purchase 1,000,000 shares (“Option Shares”) of the Company’s common stock at an exercise price equal to $0.05 per share. Accordingly, the Company recorded $2,371 and $8,694 as stock compensation expense for three and nine months ended September 30, 2016, respectively. Also included in stock compensation expense, other was the issuance of 1,000 shares of Class B Preferred Stock to Mr. Friedman. The Company valued the shares at $276,300 and recorded $40,000 towards accrued and unpaid fees owed Mr. Friedman and $236,300 as stock compensation expense for the nine months ended September 30, 2015.

Professional and consulting fees (excluding stock compensation, other) increased to $11,217 and $82,715, respectively, for the three and nine months ended September 30, 2016, compared to $12,905 and $52,668 for the three and nine months ended September 30, 2015, respectively, and is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Legal fees	$5,000	$3,585	$13,948	$13,948
Property management fees	—	—	—	10,000
Accounting and audit fees	219	3,000	44,777	14,953
Investor relation costs	5,998	6,320	23,990	13,767
Total	$11,217	$12,905	$82,715	$52,668

Advertising and promotional expenses decreased to $321 and $6,321, respectively, for the three and nine months ended September 30, 2016 compared to $25,756 and $63,510 for the three and nine months ended September 30, 2015, respectively. The decrease compared to the prior year was primarily due the reduction of certain marketing initiatives from the prior year.

Rent and occupancy costs were $24,400 and $49,109 for the three and nine months ended September 30, 2016, respectively, compared to $18,029 and $52,540 for the three and nine months ended September 30, 2015, respectively. The change was due primarily to the Company terminating an office sharing arrangement in September 2015.

Leased property available for sub-lease and property maintenance costs were $42,411 and $127,333 for the three and nine months ended September 30, 2016, respectively, compared to $44,494 and $127,233 for the three and nine months ended September 30, 2015, respectively. These costs were comprised of $42,411 and $127,233 for the three and nine months ending September 30, 2016 and 2015, respectively, for leased real estate and $2,083 and $27,083 for the three and nine months ending September 30, 2015, respectively, for water rights that the Company plans to lease or sub-lease to licensed marijuana operators.

General and other administrative costs for the three and nine months ended September 30, 2016, were $9,965 and $41,810, respectively, compared to $19,569 and $59,983, for the three and nine months ended September 30, 2015, respectively, consisting of fees for public company, payroll, office and other taxes.

Other Income (Expense), Net

Other expense for the three and nine months ended September 30, 2016 was $2,178,688 and $2,734,621, respectively, compared to $267,463 and $764,147 for the three and nine months ended September 30, 2015, respectively.

Other expense for the 2016 period was from the increase on the fair value of derivatives of $1,989,756 (3 months) and $2,325,640 (9 months) and interest expense of $188,932 (3 months) and $493,038 (9 months) partially offset by a gain in debt extinguishment of $84,057 (9 months).

Other expense for the three and nine months ended September 30, 2015 was $267,463 and $764,147, respectively. Included in other expenses for the 2015 period interest expense of $254,352 and $757,414 for the three and nine months ended September 30, 2015, respectively, offset by credits from the decrease on the fair value of derivatives of $17,139 (three months) and $24,742 (nine months) and interest income of $4,028 (three months) and $18,009 (nine months).

Interest expense for each of the periods is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Excess value of common stock issued	$—	$54,898	$—	$291,203
Interest on face value	12,715	18,495	38,306	63,312
Additional true up interest	—	92,267	—	235,564
Amortization of note discount	164,612	85,026	432,295	135,681
Amortization of OID	—	—	—	22,755
Amortization of deferred financing fees	11,605	3,666	22,437	8,899
Total	$188,932	$254,352	$493,038	$757,414

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2016, we had cash and cash equivalents of $7,540, a decrease of $4,008, from $11,548 as of December 31, 2015. At September 30, 2016, we had current liabilities of $3,776,721 (including $2,808,648 of non-cash derivative liabilities) compared to current assets of $35,801 which resulted in working capital deficit of $3,741,640. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities and notes payable.

Operating Activities

For the nine months ended September 30, 2016, net cash used in operating activities was $250,139 compared to $445,561 for the nine months ended September 30, 2015.

The Company had a net loss for the nine months ended September 30, 2016 of $3,195,683 offset by a gain on debt settlements of $84,057 which were impacted by non-cash expenses for the fair value of the derivative liability of $2,325,640, amortization of discounts on convertible notes of $421,125, warrants previously issued (now vested) for services of $2,371 and depreciation expense of $2,625. Changes in operating assets and liabilities that reduced cash used in operating activities included an increase in accounts payable and accrued expenses of $161,217, interest payable of $50,653, related party accounts payable of $5,398 and deferred compensation of $21,233, and tenant deposits of $2,400.

The Company had a net loss for the nine months ended September 30, 2015, which was impacted by the impairment of goodwill of $192,849, noncash interest expense of $291,203 for excess value of common stock issued for convertible notes payable, the amortization of discounts on convertible notes of $158,436, amortization of deferred stock compensation of $204,110, stock based compensation of $347,365, reserve for land loss of $55,490, inventory loss of $32,529, $71,761 for the initial fair value of derivative liabilities and the amortization of deferred financing fees of $8,503 related to the convertible promissory notes offset by the change in fair values of derivative liabilities of $47,019. Changes in operating assets and liabilities that reduced cash used in operating activities included an increase in accounts payable and accrued expenses of $468,486, a decrease in prepaid assets and other of $55,182 and a decrease in inventory of $4,422. Changes in operating assets and liabilities utilizing cash was the result of the return of $90,000 on tenant deposits and decrease in deferred compensation of $9,279.

Investing Activities

During the nine months ended September 30, 2016, net cash used in investing activities was $6,369 compared to $41,214 for the nine months ended September 30, 2015. The 2016 period was the result of a fixed assets purchased. The 2015 period was the result of advances to a related party of $41,214.

Financing Activities

Net cash provided by financing activities was $252,500 and $368,525 for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, the Company received proceeds of $252,500 from the issuance of convertible notes.

The 2015 activity was comprised of proceeds received related to the Tonaquint notes receivable of $178,812, proceeds from the issuance of convertible promissory notes of $200,000 and the payments made on notes payable of $11,437.

We do not have cash and cash equivalents on hand to meet our obligations. We presently maintain our daily operations and capital needs through the sale of our products and financings available to us from lenders.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit at September 30, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto. Interim results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of future results for the full year. Certain amounts from the 2015 period have been reclassified to conform to the presentation used in the current period.

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

Accounts Receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of September 30, 2016, based on the above criteria, the Company has an allowance for doubtful accounts of $44,068.

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of September 30, 2016 there were warrants and options to purchase 1,000,000 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 485,848,122 shares of common stock These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

Item 4. Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective as of September 30, 2016 due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2016, the Company issued the following shares of common stock upon the conversions of portions of the 2015 Convertible Notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
9/26/16	$8,613	$629	$9,242	$0.001218	7,587,824	LG
7/29/16	$7,500	$801	$8,301	$0.000081	10,222,352	LG
7/20/16	$9,500	$995	$10,495	$0.000098	10,644,310	LG
7/12/16	$9,000	$927	$9,927	$0.000986	10,068,073	LG
7/1/16	$8,000	$805	$8,805	$0.001160	7,590,362	LG

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

Item 6. Exhibits

Exhibit No.	Description
10.1	Form of Convertible Promissory Note by and between Agritek Holdings, Inc. and Vis Vires Group, Inc. dated February 23, 2015. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 10-Q with the SEC on May 18, 2015).
10.2	Form of 8% Convertible Redeemable Note by and between Agritek Holdings, Inc. and LG Capital Funding, LLC dated March 27, 2015. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 10-Q with the SEC on May 18, 2015).
10.3	Form of 8% Convertible Redeemable Note by and between Agritek Holdings, Inc. and GW Holding Group, LLC dated March 30, 2015. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 10-Q with the SEC on May 18, 2015).
10.4+	Employment and Board of Directors Agreement effective March 20, 2015 by and between Agritek Holdings, Inc. and Justin Braune (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on March 20, 2015).
10.5	Deed in Lieu of Foreclosure Agreement dated December 16, 2015, by and among Agritek Holdings, Inc. and Tonaquint, Inc. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on February 12, 2016).
10.6	Replacement Note dated January 5, 2016, issued to LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.2 as filed on Form 8-K with the SEC on February 12, 2016).
10.7	Replacement Note dated January 5, 2016, issued to LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.3 as filed on Form 8-K with the SEC on February 12, 2016).
10.8	Replacement Note dated January 5, 2016, issued to Cerebrus Finance Group, LTD (Incorporated herein by reference to Exhibit 10.4 as filed on Form 8-K with the SEC on February 12, 2016).
10.9	Securities Purchase Agreement dated January 19, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.5 as filed on Form 8-K with the SEC on February 12, 2016).
10.10	Convertible Redeemable Note dated January 19, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.6 as filed on Form 8-K with the SEC on February 12, 2016).
10.11	Securities Purchase Agreement dated January 19, 2016, by and between Agritek Holdings, Inc. and Cerebrus Finance Group, LTD. (Incorporated herein by reference to Exhibit 10.7 as filed on Form 8-K with the SEC on February 12, 2016).
10.12	Convertible Redeemable Note dated January 19, 2016, by and between Agritek Holdings, Inc. and Cerebrus Finance Group, LTD (Incorporated herein by reference to Exhibit 10.8 as filed on Form 8-K with the SEC on February 12, 2016).
10.13	Securities Purchase Agreement dated March 23, 2016, by and between Agritek Holdings, Inc. and Cerebrus Finance Group, LTD (Incorporated herein by reference to Exhibit 10.13 as filed on Form 10-Q with the SEC on May 23, 2016).
10.14	Convertible Redeemable Note dated March 23, 2016, by and between Agritek Holdings, Inc. and Cerebrus Finance Group, LTD (Incorporated herein by reference to Exhibit 10.13 as filed on Form 10-Q with the SEC on May 23, 2016).
10.15	Convertible Redeemable Note dated April 15, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. *
10.16	Convertible Redeemable Note dated January 19, 2016 (Back-End) by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. Funded July 15, 2016. *
10.17	Convertible Redeemable Note dated March 23, 2016 (Back-End) by and between Agritek Holdings, Inc. and Cerberus Finance Group, LTD. Funded August 1, 2016. *
10.18	Convertible Redeemable Note dated October 31, 2016, by and between Agritek Holdings, Inc. and St. Georges Investments, LLC. *
10.19	Securities Purchase Agreement dated October 31, 2016, by and between Agritek Holdings, Inc. and St. Georges Investments, LLC. *
10.20	Warrant to purchase common stock dated October 31, 2016, by and between Agritek Holdings, Inc. and St. Georges Investments, LLC. *
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 9, 2016

AGRITEK HOLDINGS, INC.

By:   /s/ B. Michael Friedman

B. Michael Friedman

Chief Executive Officer (principal executive, principal financial and accounting officer)