Form 10-K
period 2016-12-31
AGRITEK HOLDINGS, INC.
filed 2017-03-31
CIK 1040850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(305) 721-2727
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $630,142 on June 30, 2016.

The number of shares outstanding of the registrant’s $0.0001 par value Common Stock as of March 31, 2017, was 455,036,146.

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

On November 7, 2016, the Company issued 5,000,000 shares of common stock and completed the stock purchase for the acquisition of Sterling Classic Compassion, LLC. (“Sterling”). The two (2) year old California based non-profit set up to do business specifically for the cannabis sector in California, now a wholly owned subsidiary of the Company. The company has begun the process to seek licensure in California under new recreational legislation set to begin in 2017. The Company named entertainment guru, Russ Regan, a 50 year veteran of the music and film industry, as Sterling's President and Director, as well as to the advisory board of the Company. With over fifty years in the entertainment industry, Mr. Regan has played a major role in the careers of the biggest names in the music industry. Luminaries such as Elton John, Neil Diamond, Barry White, and Olivia Newton-John all credit Regan as a major force behind their success.

On December 1, 2016, the Company signed a Manufacturing Services Agreement with a third party, for the manufacturing and distribution of the Company’s California Premiums brand. The Company will provide packaging and use of the brand name to the manufacturer, licensed in the regulated jurisdiction of California. The manufacturer will distribute the product and pay the Company for the packaging and use of the brand name.

Unless otherwise noted, references in this Form 10-K to “Seraph,” “Commerce Online, Inc.,” “Cannabis Medical Solutions,” “Mediswipe,” the “Company,” “we,” “our” or “us” means Agritek Holdings, Inc.

Description of Business

Agritek Holdings and its wholly-owned subsidiaries, MediSwipe, Inc., Prohibition Products Inc., and Agritek Venture Holdings, Inc. provide turnkey support solutions to the legal cannabis industry. We provide key business services to the legal cannabis sector including:

•	Funding and Financing Solutions for Agricultural Land and Properties zoned for the regulated Cannabis Industry.
•	Compliance Consulting and Certification Solutions
•	Dispensary and Retail Solutions
•	Commercial Production and Equipment Build Out Solutions
•	Banking and Payment Processing Solutions
•	Multichannel Supply Chain Solutions
•	Branding, Marketing and Sales Solutions of proprietary product lines
•	Consumer Product Solutions

The Company is expanding throughout California, Colorado and Puerto Rico and presently intends to bring its’ array of services to each new state that legalizes the use of cannabis according to appropriate state and federal laws. Our primary objective is acquiring commercial properties to be utilized in the commercial marijuana industry as cultivation facilities in compliance with Colorado and additional jurisdictions including California, Nevada and Puerto Rico in accordance with state law. This is an essential aspect of our overall growth strategy because once acquired and re-zoned, the value of such real property is substantially higher than under the previous zoning and use.

Once properties are identified and acquired to be used for purposes related to the commercial marijuana industry as provided for by state law, and we plan to create vertical channels within that legal jurisdiction including equipment financing, payment processing and marketing of exclusive brands and services to retail dispensaries

Agritek’s business focus is primarily to hold, develop and manage real property. The Company shall also provide oversight on every property that is part of its portfolio. This can include complete architectural design and subsequent build-outs, general support, landscaping, general up-keep, and state of the art security systems. At this time, Agritek does not grow, process, own, handle, transport, or sell marijuana as the Company is organized and directed to operate strictly in accordance with all applicable state and federal laws. As the legal environment changes in Colorado, California and other states, the Company’s management may explore business opportunities that involve ownership interests in dispensaries and growing operations if and when such business opportunities become legally permissible under applicable state and federal laws.

Services and Markets

To date, we have purchased eighty (80) acres approved for licenses and cultivation in Pueblo, Colorado. We have also entered a Letter of Intent to purchase an additional thirty-five (35) acre property in Pueblo, Colorado. We have multiple manufacturing and service contracts in place in areas in the following sectors:

Funding and Financing Solutions

Our goal is to become the funding and financing service partner of choice in the legal Colorado and California cannabis market before expanding nationwide if and when applicable state and federal laws  allow us to do so. We offer financing and financial aid to cultivators, collectives, dispensaries and product businesses in the legal cannabis industry with alternative funding and financing solutions. In the evolving legal cannabis industry, where traditional banking opportunities are grossly limited, we step in to provide the “traditional” bank lending services; lines of credit, property financing, and/or commercial loans. Businesses and individuals seeking funding and financing solutions are qualified and scored based on their experience, current operations, financial records, and compliance grades given by our proprietary banking partners and credit lines that comply with all state governance rules.

Agritek Holdings Certification and Compliance Solutions

We guide our clients through the complex and ever-changing legal landscape regarding the legal cannabis industry. Legal cannabis retail, production, and product manufacturers must comply with all regulations in the highly governed legal cannabis industry, as local and state laws dictate different business requirements. Since complying with applicable laws can be complex, we help service our clients through each jurisdiction with our team of legal, accounting and technology partners who are experts in areas such as entity selection, internal bookkeeping, government reporting, and inventory and patient records tracking in order to help our clients be compliant.

Commercial Build Out and Dispensary Solutions

We offer turnkey build-out and commercial services to our clients. Whether it is financial assistance, real estate consulting, operations design, or building construction, our Company can design and rollout customized services for our clients. We also offer traditional business services to dispensaries as well. These services include infrastructure investment, technology partners, donation accounting, payment processing and succession strategies. It is important to note that we are not a “one size fits all” organization, but are committed to custom tailored solutions for legal cannabis industry participants.

Finance and Real Estate

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

As of the date of this report, we own one cultivation property that is located in a suburb of Pueblo, Colorado (the “Pueblo West Property”). The property consists of approximately eighty (80) acres of land. The property is currently zoned for cultivating cannabis and is expected to be leased to a medical cannabis cultivator or manufacturer this year.  We are currently evaluating strategic options for this property.

Shared Office Space, Networking and Event Services

In January 2017, we leased two floors located in downtown San Juan, Puerto Rico 00901, which we have branded as GreenWorkx .  The building consists of a 6,056 square feet, which will be converted to serve as unique shared workspace for entrepreneurs, doctors, professionals and others serving the cannabis industry. Clients will be able to lease space to use as offices, meeting rooms, lecture, educational and networking facilities, and individual workstations.

The GreenWorx facility will hold up to 25-30 tenants. Puerto Rico recently has passed favorable medicinal cannabis laws combined with multiple tax incentives for residents and public companies.

We plan to continue to acquire commercial real estate and lease office space to participants in the cannabis industry. These participants include media, internet, packaging, lighting, cultivation supplies, and financial services. In exchange for certain services that may be provided to these tenants, we expect to receive rental income in the form of cash. In certain cases, we may acquire equity interests or provide debt capital to these businesses and eventually acquire a specific business as a wholly owned subsidiary of Agritek.

Industry Finance and Equipment Leasing Services

We plan to lease cultivation equipment and facilities to customers in the cannabis industry. We expect we will enter into sale lease-back transactions of land zoned for cultivation, green houses, grow lights, tenant improvements and other grow equipment. Since Colorado State law does not allow entities operating under a cannabis license to pledge the assets or the license of the cannabis operation for any type of general borrowing activity, we intend to provide loans to individuals and businesses in the cannabis industry on an unsecured basis.  Equipment will only be leased to tenants that possess the requisite state licenses to operate such facilities. The leases with the tenants will provide certain requirements that permit us to continually evaluate its tenants’ compliance with applicable laws and regulations.

We are exploring lending opportunities in Colorado, California, Nevada and Puerto Rico. Our finance strategy will include making direct term loans and providing revolving lines of credit to businesses involved in the cultivation and sale of cannabis and related products.  These loans will generally be secured to the maximum extent permitted by law.  We believe there is a significant demand for this financing.  We are pursuing other finance services including customized finance, capital formation, and banking, for participants in the cannabis industry.

Competitive Strengths

We believe we possess certain competitive strengths and advantages in the industries which we operate:

Range of Services:  We are able to leverage our breadth of services and resources to deliver a comprehensive, integrated solution to companies in the cannabis industry – from operational and compliance consulting to security and marketing to financing needs.

Strategic Alliances. We are dedicated to rapid growth through acquisitions, partnerships and agreements that will enable us to enter and expand into new markets. Our strategy in pursuing these alliances are based on the target’s ability to generate positive cash flow, effectively meet customer needs, and supply desirable products, services or technologies, among other considerations. We anticipate that strategic alliances will play a significant role as more states pass legislation permitting the cultivation and sale of hemp and cannabis.

Industry’s Access to Capital. In February 2014, the Treasury Department issued guidelines for financial institutions dealing with cannabis-related businesses, (see “FinCEN” under “Federal Regulations and Our Business” of this document). In March 2015, legislation was introduced in the U.S. Senate proposing to change federal law such that states could regulate medical use of cannabis without risk of federal prosecution. A key component of the proposed Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) is to reclassify cannabis under the Controlled Substances Act to Schedule II, thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses. Many banks and traditional financial institutions refuse to provide financial services to cannabis-related business. We plan to provide finance and leasing solutions to market participants using the FinCEN guidelines as a primary guide for compliance with federal law.

Regulatory Compliance. The state laws regulating the cannabis industry are changing at a rapid pace. Currently, there are twenty-six U.S. states and the District of Columbia that have created a legislative body to manage the medical cannabis industry. There are also five states that have allowed recreational use. In Colorado and Washington states, cannabis is heavily regulated. It is a critical component of our business plan both to ensure that all aspects of our operations are in compliance with all laws, policies, guidance and regulations to which we are subject and to provide an opportunity to our customers and allies to use our services to ensure that they, too, are in full compliance.

Industry Breadth. We continue to create, share and leverage information and experiences with the purpose of creating awareness and identifying opportunities to increase shareholder value. Our management team has extensive knowledge of the cannabis industry and closely monitors changes in legislation. We work with partners who enhance our industry breadth.

Intellectual Property

On November 17, 2016, we filed with the United States Patent and Trademark Office (“USPTO”) a federal trademark registration for “Hemp Pops” in the category of Staple Food Products.

Market Conditions

In Colorado, the cannabis market was expanded in January 2014 to permit “recreational use”. Generally, this means adults over the age of twenty-one, including visitors from other states, can purchase cannabis from licensed retailers, subject to certain daily limits. Voters in the states of Washington, Oregon, California, Nevada and Alaska have approved ballot measures to legalize cannabis for adult recreational use.

According to the Colorado Department of Revenue, Colorado’s cannabis industry reported the following estimated monthly cannabis sales during 2015:

	Estimated Sales
	Medical	Recreational	Total
January	$27,096,276	$35,263,000	$62,359,276
February	28,297,759	37,897,034	66,194,793
March	30,868,724	41,307,172	72,175,896
April	30,869,138	40,995,724	71,864,862
May	31,326,069	41,109,138	72,435,207
June	34,072,690	48,510,414	82,583,104
July	38,500,517	54,560,069	93,060,586
August	40,038,931	57,240,414	97,279,345
September	37,014,759	54,574,448	91,589,207
October	30,332,517	47,476,897	77,809,414
November	28,622,207	49,360,655	77,982,862
December	37,835,414	60,140,724	97,976,138
Total	$394,875,001	$568,435,690	$963,310,691

Competition

Currently, there are a number of other companies that provide similar products and/or services, such as direct finance, leasing of real estate, including shared workspace, warehouse sales, and consulting services to the cannabis industry. In the future we fully expect that other companies will recognize the value of ancillary businesses serving the cannabis industry and enter into the marketplace as competitors.

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

Our competitive position will depend on our ability to attract and retain qualified underwriters, investment banking partners and loan managers, consultants and advisors with industry depth, and talented managerial, operational and other personnel. Our competitive position will also depend on our ability to develop and acquire effective proprietary products and solutions, personal relationships of our executive officers and directors, and our ability to secure adequate capital resources. We compete to attract and retain customers of our services. We expect to compete in this area on the basis of price, regulatory compliance, vendor relationships, usefulness, availability, and ease of use of our services.

Government Regulation

As of March 31, 2017, there are 26 states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, the federal government regulates drugs through the Controlled Substances Act (“CSA”), which does not recognize the difference between medical and recreational use of cannabis. Under federal law, cannabis is treated like every other controlled substance, such as cocaine and heroin. The federal government places every controlled substance in a schedule, in principle according to its relative potential for abuse and medicinal value. Under the CSA, cannabis is classified as a Schedule I drug, which means that the federal government views medical cannabis as highly addictive and having no medical value. Pursuant to the CSA, it is unlawful for any person (1) to sell or offer for sale drug paraphernalia; (2) to use the mails or any other facility of interstate commerce to transport drug paraphernalia; or (3) to import or export drug paraphernalia.

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

FinCEN

The Financial Crimes Enforcement Network (“FinCEN”) provided guidance on February 14, 2014 about how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act (“BSA”) obligations. For purposes of the FinCEN guidelines, a “financial institution” includes any person doing business in one or more of the following capacities:

•	Bank (except bank credit card systems);
•	Broker or dealer in securities;
•	Money services business;
•	Telegraph company;
•	Casino;
•	Card club; and
•	A person subject to supervision by any state or federal bank supervisory authority.

In general, the decision to open, close, or refuse any particular account or relationship should be made by each financial institution based on a number of factors specific to that institution. These factors may include its particular business objectives, an evaluation of the risks associated with offering a particular product or service, and its capacity to manage those risks effectively. Thorough customer due diligence is a critical aspect of making this assessment.

In assessing the risk of providing services to a cannabis-related business, a financial institution should conduct customer due diligence that includes: (i) verifying with the appropriate state authorities whether the business is duly licensed and registered; (ii) reviewing the license application (and related documentation) submitted by the business for obtaining a state license to operate its cannabis-related business; (iii) requesting from state licensing and enforcement authorities available information about the business and related parties; (iv) developing an understanding of the normal and expected activity for the business, including the types of products to be sold and the type of customers to be served (e.g., medical versus recreational customers); (v) ongoing monitoring of publicly available sources for adverse information about the business and related parties; (vi) ongoing monitoring for suspicious activity, including for any of the red flags described in this guidance; and (vii) refreshing information obtained as part of customer due diligence on a periodic basis and commensurate with the risk. With respect to information regarding state licensure obtained in connection with such customer due diligence, a financial institution may reasonably rely on the accuracy of information provided by state licensing authorities, where states make such information available.

As part of its customer due diligence, a financial institution should consider whether a cannabis-related business implicates one of the Cole Memo priorities or violates state law. This is a particularly important factor for a financial institution to consider when assessing the risk of providing financial services to a cannabis-related business. Considering this factor also enables the financial institution to provide information in BSA reports pertinent to law enforcement’s priorities. A financial institution that decides to provide financial services to a cannabis-related business would be required to file suspicious activity reports.

While we believe we do not qualify as a financial institution in the United States, we cannot be certain that we do not fall under the scope of the FinCEN guidelines. We plan to use the FinCEN Guidelines, as may be amended, as a basis for assessing our relationships with potential tenants, clients and customers. As such, as we engage in financing activities, we intend to adhere to the guidance of FinCEN in conducting and monitoring our financial transactions. Because this area of the law is uncertain but expected to evolve rapidly, we believe that FinCEN’s guidelines will help us best operate in a prudent, reasonable and acceptable manner. There is no assurance, however, that our activities will not violate some aspect of the CSA. If we are found to violate the federal statute or any other in connection with our activities, our company could face serious criminal and civil sanctions.

We intend to conduct rigorous due diligence to verify the legality of all activities that we engage in. We realize that there is a discrepancy between the laws in some states, which permit the distribution and sale of medical and recreational cannabis, from federal law that prohibits any such activities. The CSA makes it illegal under federal law to manufacture, distribute, or dispense cannabis. Many states impose and enforce similar prohibitions. Notwithstanding the federal ban, as of the date of this filing, twenty-six states and the District of Columbia have legalized certain cannabis-related activity.

Moreover, since the use of cannabis is illegal under federal law, we may have difficulty acquiring or maintaining bank accounts and insurance and our stockholders may find it difficult to deposit their stock with brokerage firms.

Employees

Other than the Company’s sole officer and director, we do not have any full-time employees. The Company relies on several independent contractors and other agreements it has with other companies to provide the services needed. Each contractor has been carefully selected to address immediate needs in particular functional areas, but also with consideration of the Company’s future needs during a period of expected rapid growth and expansion. Value is placed not only on outstanding credentials in specific areas of functional expertise, but also on cross-functionality, a strong knowledge of content acquisition and distribution, along with hands-on experience in scaling operations from initial beta and development stage through successful commercial deployment.

Corporate Contact Information

Our principal executive offices are located at 777 Brickell Avenue Suite 500, Miami, Florida 33131; Telephone No.: (305) 721-2727. Our website is located at http://www.AgritekHoldings.com. The content on our website is available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

Available Information

The public may read and copy any materials we file with the SEC, including our annual reports, quarterly reports, current reports, proxy statements, information statements and other information, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Through December 31, 2016, we operated in one reportable segment, wholesale sales.

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

We incurred a net loss of $2,977,889 and $2,074,161 for the years ending December 31, 2016 and 2015, respectively. Because of our continued operating losses, negative cash flows from operations and working capital deficit, in their report on our financial statements for the year ended December 31, 2016, our independent auditors included an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. We will continue to experience net operating losses in the foreseeable future. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loan from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Federal regulation and enforcement may adversely affect the implementation of medical marijuana laws and regulations may negatively impact our revenues and profits.

Currently, there are 26 states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the Controlled Substances Act (the “CSA”), the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited. Until Congress amends the CSA with respect to medical marijuana, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be facilitating the selling or distribution of drug paraphernalia in violation of federal law. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the Company. The risk of strict enforcement of the CSA in light of congressional activity, judicial holdings and stated federal policy remains uncertain.

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

The Company may provide services to and potentially handle monies for businesses in the legal cannabis industry.

Selling or distributing medical or retail cannabis is deemed to be illegal under the Federal Controlled Substances Act even though such activities may be permissible under state law. A risk exists that our lending and services could be deemed to be facilitating the selling or distribution of cannabis in violation of the federal Controlled Substances Act, or to constitute aiding or abetting, or being an accessory to, a violation of that Act. Such a finding, claim, or accusation would likely severely limit the Company’s ability to continue with its operations and may result in our investors losing all of their investment in our Company.

The legal cannabis industry faces an uncertain legal environment on state, federal, and local levels.

Although we continually monitor the most recent legal developments affecting the legal cannabis industry, the legal environment in California and elsewhere could shift in a manner not currently contemplated by the Company. For example, while we think there will always be a place for compliance-related services, broader state and federal legalization could render the compliance landscape significantly less technical, which would render our suite of compliance services less valuable and marketable. Lending money to legal cannabis participants could also be subject to legal challenge if the federal government or another jurisdiction decides to more actively enforce applicable laws. These unknown legal developments could directly and indirectly harm our business and results of operations.

Profit sharing, distributions, and equity ownership in California medical marijuana dispensaries and growing operations are not permissible.

The Company does not currently maintain an ownership interest in legal cannabis dispensaries or growing operations in California or elsewhere. We believe such ownership is not permitted by applicable law. Investors should be aware that the Company will not engage in such activity until such time as it is legally permissible. If the applicable laws make it so that the Company is unable to own interests in legal cannabis dispensaries in growing operations ever, the Company may not be able to attain its financial projections, and thus, this would directly and indirectly harm our business and results of operations.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the fourth quarter of fiscal year 2016, management identified material weaknesses in our internal control over financial reporting as discussed in Item 9A of this Annual Report on Form 10-K. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework. We are planning to engage in developing a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and shareholder litigation.

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

Our Chief Executive Officer, B. Michael Friedman, holds Series B Preferred Stock which will provide him continuing voting control over the Company and, as a result, he will exercise significant control over corporate decisions.

B. Michael Friedman, our President, Chief Executive Office and sole Director owns 100% of Class B Preferred Stock (the “Series B Preferred Stock”). Pursuant to the Certificate of Designation, the Series B Preferred Stock has the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future. The Series B Preferred Stock has a right to vote on all matters presented or submitted to the Company’s stockholders for approval in pari passu with the common stockholders, and not as a separate class. The holders of Series B Preferred Stock have the right to cast votes for each share of Series B Preferred Stock held of record on all matters submitted to a vote of common stockholders, including the election of directors. There is no right to cumulative voting in the election of directors. The holders of Series B Preferred Stock vote together with all other classes and series of common stock of the Company as a single class on all actions to be taken by the common stockholders except to the extent that voting as a separate class or series is required by law.

As a result of the above, Mr. Friedman exercises control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have no say in the direction of the Company and the election of Directors. Investors in the Company should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will have no effect on the outcome of corporate decisions or the election of Directors. Furthermore, investors should be aware that Mr. Friedman may choose to elect new Directors to the Board of Directors of the Company and/or take the Company in a new business direction altogether, and, as a result, current shareholders of the Company will have little to no say in such matters.

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

Because of the size of our Company and its status as a “penny stock” as well as the current economy and difficulties in companies our size finding adequate sources of funding, we have been forced to raise capital through the issuance of convertible notes and other debt instruments. These debt instruments carry favorable conversion terms to their holders of up to 50% discounts to the market price of our common stock on conversion and in some cases provide for the immediate sale of our securities into the open market. Accordingly, this has caused dilution to our stockholders in 2016 and may for the foreseeable future. As of December 31, 2016, we had approximately $826,480 in convertible debt and potential convertible debt outstanding. This convertible debt balance as well as additional convertible debt we incur in the future will cause substantial dilution to our stockholders.

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

Federal regulation and enforcement may adversely affect the implementation of marijuana laws and regulations may negatively impact our revenues and profits.

Currently, there are twenty six states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. There are currently two states that have laws and/or regulation that permits consumer use of cannabis for commercial and recreational purposes. Many other states are considering legislation to similar effect. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of the Company to invest in or lease properties from the Company that may be used in connection with cannabis. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the Company.

We may be subject to unknown or contingent liabilities or restrictions related to properties that we acquire for which we may have limited or no recourse.

Assets and entities that we have acquired or may acquire in the future may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities for or with respect to liens attached to properties, unpaid real estate tax, or utilities charges for which a subsequent owner remains liable, clean-up or remediation of environmental conditions or code violations, claims of customers, vendors or other persons dealing with the acquired entities and tax liabilities, among other things.

Our revenue and expenses are not directly correlated, and because a large percentage of our costs and expenses are fixed, we may not be able to adapt our cost structure to offset declines in our revenue.

Most of the expenses associated with our business, such as acquisition costs, renovation and maintenance costs, real estate taxes, personal and ad valorem taxes, insurance, utilities, employee wages and benefits and other general corporate expenses are fixed and do not necessarily decrease with a reduction in revenue from our business. Our expenses and ongoing capital expenditures will also be affected by inflationary increases and certain of our cost increases may exceed the rate of inflation in any given period. By contrast, as described above, our rental income will be affected by many factors beyond our control such as the availability of alternative rental properties and economic conditions in our target markets. As a result, we may not be able to fully offset rising costs and capital spending by higher lease rates, which could have a material adverse effect on our results of operations and cash available for distribution. In addition, state and local regulations may require us to maintain properties that we own, even if the cost of maintenance is greater than the value of the property or any potential benefit from leasing the property.

Our future portfolio consists of properties geographically concentrated in certain markets and any adverse developments in local economic conditions, the demand for commercial property in these markets or natural disasters may negatively affect our operating results.

Our future portfolio consists of properties geographically concentrated in Colorado. As such, we are susceptible to local economic conditions, other regulations, the supply of and demand for commercial rental properties and natural disasters in these areas. If there is a downturn in the economy, an oversupply of or decrease in demand for commercial rental properties in these markets or natural disasters in these geographical areas, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more geographically diversified.

We may be subject to losses that are either uninsurable, not economically insurable or that are in excess of our insurance coverage.

Our properties may be subject to environmental liabilities and we will be exposed to personal liability for accidents which may occur on our properties. Our insurance may not be adequate to cover all damages or losses from these events, or it may not be economically prudent to purchase insurance for certain types of losses. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters or events which result in environmental or personal liability. We may not carry or may discontinue certain types of insurance coverage on some or all of our properties in the future if the cost of premiums for any of these policies in our judgment exceeds the value of the coverage discounted for the risk of loss. If we experience losses that are uninsured or exceed policy limits, we could incur significant uninsured costs or liabilities, lose the capital invested in the properties, and lose the anticipated future cash flows from those properties. In addition, our environmental or personal liability may result in losses substantially in excess of the value of the related property.

Compliance with new or existing laws, regulations and covenants that are applicable to our future properties, including permit, license and zoning requirements, may adversely affect our ability to make future acquisitions or renovations, result in significant costs or delays and adversely affect our growth strategy.

Our future properties are subject to various covenants and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. We cannot assure you that existing regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that would increase such delays or result in additional costs. Our failure to obtain permits, licenses and zoning approvals on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

Poor tenant selection and defaults by renters may negatively affect our financial performance and reputation.

Our success will depend in large part upon our ability to attract and retain qualified tenants for our properties. This will depend, in turn, upon our ability to screen applicants, identify good tenants and avoid tenants who may default. We will inevitably make mistakes in our selection of tenants, and we may rent to tenants whose default on our leases or failure to comply with the terms of the lease negatively affect our financial performance, reputation and the quality and value of our properties. For example, tenants may default on payment of rent, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, make use of our properties for illegal purposes, damage or make unauthorized structural changes to our properties which may not be fully covered by security deposits, refuse to leave the property when the lease is terminated, engage in violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with regulations, sublet to less desirable individuals in violation of our leases, or permit unauthorized persons to live therein. The process of evicting a defaulting renter from a commercial property can be adversarial, protracted and costly. Furthermore, some tenants facing eviction may damage or destroy the property. Damage to our properties may significantly delay re-leasing after eviction, necessitate expensive repairs or impair the rental income or value of the property, resulting in a lower than expected rate of return. In addition, we will incur turnover costs associated with re-leasing the properties such as marketing and brokerage commissions and will not collect revenue while the property sits vacant. Although we will attempt to work with tenants to prevent such damage or destruction, there can be no assurance that we will be successful in all or most cases. Such tenants will not only cause us not to achieve our financial objectives for the properties, but may subject us to liability, and may damage our reputation with our other tenants and in the communities where we do business.

Declining real estate valuations and impairment charges could adversely affect our earnings and financial condition.

Our success will depend upon our ability to acquire rental properties at attractive valuations, such that we can earn a satisfactory return on the investment primarily through rental income and secondarily through increases in the value of the properties. If we overpay for properties or if their value subsequently drops or fails to rise because of market factors, we will not achieve our financial objectives.

We will periodically review the value of our properties to determine whether their value, based on market factors, projected income and generally accepted accounting principles, has permanently decreased such that it is necessary or appropriate to take an impairment loss in the relevant accounting period. Such a loss would cause an immediate reduction of net income in the applicable accounting period and would be reflected in a decrease in our balance sheet assets. The reduction of net income from an impairment loss could lead to a reduction in our dividends, both in the relevant accounting period and in future periods. Even if we do not determine that it is necessary or appropriate to record an impairment loss, a reduction in the intrinsic value of a property would become manifest over time through reduced income from the property and would therefore affect our earnings and financial condition.

Increasing real estate taxes, fees and insurance costs may negatively impact our financial results.

The cost of real estate taxes and insuring our properties is a significant component of our expenses. Real estate taxes, fees and insurance premiums are subject to significant increases, which can be outside of our control. If the costs associated with real estate taxes, fees and assessments or insurance should rise significantly and we are unable to raise rents to offset such increases, our results of operations would be negatively impacted.

We may not be able to effectively manage our growth, which requires significant resources, and our results may be adversely affected.

We plan to continue our acquisition strategy, which will demand significant resources and attention and may affect our financial performance. Our future operating results depend on our ability to effectively manage this growth, which is dependent, in part, upon the ability of the Company to:

•	Funding and Financing Solutions for Agricultural Land and Properties zoned for the regulated Cannabis Industry.
•	Compliance Consulting and Certification Solutions
•	Dispensary and Retail Solutions
•	Commercial Production and Equipment Build Out Solutions
•	Banking and Payment Processing Solutions
•	Multichannel Supply Chain Solutions
•	Branding, Marketing and Sales Solutions of proprietary product lines
•	Consumer Product Solutions

We cannot assure you that we will be able to achieve these results or that we may otherwise be able to manage our growth effectively. Any failure to do so may have an adverse effect on our business and financial results.

Should one or more of the foregoing risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a smaller reporting company.

ITEM 2. DESCRIPTION OF PROPERTY

Owned Real Estate

The Company owns 80 acres real property, including all buildings, fixtures and equipment located in Pueblo County, Colorado. The Company acquired the property for the purpose of making it suitable for use in the legal commercial cannabis industry.

Office Space

Our corporate offices are located at 777 Brickell Avenue Suite 500, Miami, FL 33131. We can be reached by phone at 1 (305) 721-2727 and by email at info@Agritekholdings.com

In January 2017, we entered into a five (5) year lease in San Juan Puerto Rico, to be utilized as office space as well as to sublease as unique shared workspace for entrepreneurs, doctors, professionals and others serving the cannabis industry.  Clients will be able to lease space to use as offices, meeting rooms, lecture, educational and networking facilities, and individual workstations.

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

ITEM 3. LEGAL PROCEEDINGS.

On March 2, 2015, the Company, the Company’s CEO and the Company’s CFO at the time were named in a civil complaint filed by Erick Rodriguez in the District Court in Clark County, Nevada (the “DCCC”). The complaint alleges that Mr. Rodriguez never received 250,000 shares of Series B preferred stock that were initially approved by the Board of Directors in 2012, subject to the completion of a merger of a company controlled by Mr. Rodriguez. Since the merger was never completed, the shares were never certificated to Mr. Rodriguez. On March 21, 2017, the DCC agreed to Set Aside the Entry of Default against the Defendants. Mr. Rodriguez resigned in June 2013.

On May 6, 2016, the Company, B. Michael Freidman and Barry Hollander (former CFO) were named as defendants in a Summons/Complaint filed by Justin Braune (the “Plaintiff”) in Palm Beach County Civil Court, Florida (the “PBCCC”). The complaint alleges that Mr. Braune was entitled to shares of common stock of the Company. On December 5, 2016, the PBCCC set aside a court default that had been previously issued. The defendants have answered the complaint, including the defenses that Mr. Braune advised the Company’s transfer agent and the Company in his letter of resignation dated November 4, 2015, clearly stating that he has relinquished all shares of common stock. The Company has filed a counterclaim suit against the Plaintiff, as well as sanctions against the Plaintiff and their counsel.

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

Period	High	Low
Fiscal Year 2016
First Quarter (January 1, 2016 – March 31, 2016)	$0.0109	$0.0011
Second Quarter (April 1, 2016 – June 30, 2016)	$0.0072	$0.002
Third Quarter (July 1, 2016 – September 30, 2016)	$0.0069	$0.0014
Fourth Quarter (October 1, 2016 – December 31,2016)	$0.0586	$0.0065

Fiscal Year 2015
First Quarter (January 1, 2015 – March 31, 2015)	$0.064	$0.017
Second Quarter (April 1, 2015 – June 30, 2015)	$0.0234	$0.007
Third Quarter (July 1, 2015 - September 30, 2015)	$0.0089	$0.0015
Fourth Quarter (October 1, 2015 – December 31, 2015)	$0.0022	$0.0008

(b) Holders

The number of record holders of our common stock as of March 31, 2017 was approximately 261. This excludes shareholders who hold their stock in street name. The Company estimates that there are over 10,000 stockholders who hold their shares of common stock in street name.

(c) Dividends

The Company did not declare any cash dividends for the years ended December 31, 2016 and 2015. Our Board of Directors does not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

(d) Securities authorized for issuance under equity compensation plans

None

Recent Sales of Unregistered Equity Securities

During the year ended December 31, 2016, the Company issued the following shares of common stock upon the conversions of portions of the 2014 Company Note and portions of the 2015 Convertible Notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
12/28/16	$45,000	$3,511	$48,511	$0.015080	3,216,925	LG
12/13/16	$9,500	$400	$9,900	$0.000754	13,129,683	Cerberus
9/26/16	$8,613	$629	$9,242	$0.001218	7,587,824	LG
7/29/16	$7,500	$801	$8,301	$0.000081	10,222,352	LG
7/20/16	$9,500	$995	$10,495	$0.000098	10,644,310	LG
7/12/16	$9,000	$927	$9,927	$0.000986	10,068,073	LG
7/1/16	$8,000	$805	$8,805	$0.001160	7,590,362	LG
6/22/16	$5,000	$973	$5,973	$0.001450	4,119,414	GW
6/20/16	$10,500	$1,003	$11,503	$0.001450	7,933,377	Cerberus
6/20/16	$5,000	$967	$5,967	$0.001450	4,114,879	GW
6/20/16	$6,000	$589	$6,589	$0.001450	4,544,241	LG
6/10/16	$6,075	$1,134	$7,209	$0.001798	4,009,701	GW
6/9/16	$5,000	$479	$5,479	$0.001798	3,047,219	LG
6/2/16	$9,000	$848	$9,848	$0.002378	4,141,387	Cerberus
5/23/16	$5,000	$460	$5,460	$0.002436	2,241,490	LG
3/17/16	$9,000	$696	$9,696	$0.002436	3,980,431	LG
3/17/16	$3,000	$138	$3,138	$0.000638	4,918,624	Service
3/8/16	$7,425	$928	$8,353	$0.00174	4,800,354	GW
3/7/16	$6,500	$489	$6,989	$0.00174	4,016,471	LG
	$174,613	$16,772	$191,385		114,327,117

In addition to the above, on November 7, 2016, the Company issued 5,000,000 shares of common stock and completed the acquisition of Sterling Classic Compassion, LLC.

During the year ended December 31, 2015, the Company issued the following shares of common stock upon the conversions of portions of the 2014 Company Note and portions of the 2015 Convertible Notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
1/3/15	$65,460	$9,540	$75,000	$.045	1,665,445	Tonaquint
1/28/15	$54,123	$8,377	$62,500	$.0334	1,869,187	Tonaquint
2/20/15	$55,901	$9,099	$65,000	$.0244	2,668,309	Tonaquint
3/13/15	$60,000	$—	$60,000	$.0244	2,463,045	Tonaquint
3/31/15	$66,555	$8,445	$75,000	$.0125	5,985,634	Tonaquint
5/5/15	$66,731	$8,269	$75,000	$.0125	6,008,171	Tonaquint
6/2/15	$67,277	$7,723	$75,000	$.0095	7,917,238	Tonaquint
6/29/15	$67,483	$7,517	$75,000	$.0055	13,678,643	Tonaquint
7/29/15	$29,368	$7,262	$36,630	$.003663	10,000,000	Tonaquint
8/13/15	$27,473	$—	$27,473	$.003663	7,500,000	Tonaquint
9/3/15	$10,000	$—	$10,000	$.0019	5,263,158	Vis Vires
9/10/15	$19,800	$—	$19,800	$.00083	16,500,000	Vis Vires
10/1/15	$2,750	$112	$2,862	$.000812	3,524,027	LG
10/9/15	$4,500	$183	$4,683	$.000638	7,340,834	Service
10/12/15	$3,500	$150	$3,650	$.000812	4,494,567	GW
10/13/15	$5,000	$216	$5,216	$.00087	5,995,275	LG
10/16/15	$10.549	$13,924	$24,473	$.001003	24,400,000	Tonaquint
11/6/15	$5,500	$265	$5,765	$.000638	9,036,379	LG
11/16/15	$14,005	$6,792	$20,797	$.001	21,730,000	Tonaquint
	$635,975	$87,873	$723,848		158,039,912

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

The independent auditors’ reports on our financial statements for the years ended December 31, 2016 and 2015 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 10 to the consolidated financial statements filed herein.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditors have raised a substantial doubt about our ability to continue as a going concern.

Results of Operations

Year ended December 31, 2016 compared to December 31, 2015

Revenues

Revenues for the years ended December 31, 2016 and 2015 were $3,228 and $7,221, respectively.

Operating Expenses

Operating expenses were $607,921 for the year ended December 31, 2016 compared to $1,375,162 for the year ended December 31, 2015. The expenses were comprised of:

	Year Ended December 31,
Description	2016	2015
Administration and management fees	$163,850	$225,042
Stock compensation expense, management	—	50,000
Stock compensation expense, other	2,371	113,346
Professional and consulting fees	178,381	61,750
Impairment of goodwill	—	192,849
Reserve for land loss	—	55,490
Bad debt expense	—	267,082
Advertising and promotional expenses	8,321	37,685
Rent and occupancy costs	40,303	64,190
Leased property for sub-lease including maintenance costs	114,894	201,327
Travel and entertainment	46,380	36,339
General and other administrative	53,421	69,972
Total	$607,921	$1,375,162

Stock compensation expense, management, (included in Administrative and management fees in the consolidated statements of operations) for 2015, included the issuance on October 13, 2015, of 12,500,000 shares of common stock each to Mr. Friedman and Mr. Braune for services. The Company valued the shares of common stock at $50,000 ($0.002 per share, the market price of the common stock on the grant date) as stock compensation expense for the year ended December 31, 2015.

Stock compensation expense, other (included in professional and consulting fees in the consolidated statements of operations) was $2,371 and $113,436 for the years ended December 31, 2016 and 2015. The 2015 period was comprised of the issuance on April 1, 2016, of 5,000,000 restricted shares of common stock issued to an advisor of our board of directors for his appointment. The Company valued the 5,000,000 shares of common stock at $100,000 ($0.02 per share, the market price of the common stock) and recorded the $100,000 as stock compensation expense. The Company also agreed the advisor shall receive a non-qualified stock option to purchase 1,000,000 shares (“Option Shares”) of the Company’s common stock at an exercise price equal to $0.05 per share. Option Shares of 400,000 vested immediately and 50,000 Option Shares vest each month form April 2015 through March 2016. Accordingly, as of December 31, 2015, 850,000 Option Shares have vested and the Company recorded $13,436 as stock compensation expense, based on Black-Scholes.

Professional and consulting fees (excluding stock compensation expense, other) increased for the year ended December 31, 2016 compared to December 31, 2015, and is comprised of the following:

	Year ended December 31,
	2016	2015
Legal fees	$52,608	$21,633
Consulting fees	4,000	4,000
Accounting fees	60,442	18,453
Investor relation costs (including related of $41,400 and $5,000 for 2016 and 2015, respectively)	61,331	17,664
	$178,381	$61,750

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

Advertising and promotional expenses decreased for the year ended December 31, 2016 compared to the year ended December 31, 2015. During the year ended December 31, 2015, the expenses included the engagement of 2 consultants for web site development and marketing research related to the Company’s new vaporizer it was planning to launch in the quarter ending September 30, 2015. The product has not been finalized and there have been no sales.

Rent and occupancy costs decreased for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease was primarily as a result of the Company not renewing a Colorado apartment lease and office lease.

Leased property available for sub-lease and property maintenance costs were $114,894 and $201,327 for the years ended December 31, 2016 and 2015, respectively. The 2016 costs were comprised of leased real estate costs. The 2015 costs were primarily comprised of $169,644 for leased real estate, $27,083 for water rights that the Company planned to lease or sub-lease to licensed marijuana operators and $10,000 for fee paid to a property manager (terminated March 1, 2015). During the year ended December 31, 2015, the Company also received a refund of $8,400 for land surveys not completed by the vendor. The Company has not sub-leased either of these properties and is delinquent in rent payments on both properties.

General and other administrative costs for the year ended December 31, 2015, decreased compared to the year ended December 31, 2014. The significant expenses is comprised of the following:

Description	2016	2015
Filing fees and transfer agent fees	$15,005	$18,216
Payroll taxes and fees	—	7,465
Other taxes	8,158	13,943
Insurance	—	5,222
Telephone, internet and website expenses	20,975	13,082
Office supplies	2,243	2,056
Other general and other administrative	7,039	9,988
Total	$53,420	$69,972

Other Income (Expense), Net

Other expense for the year ended December 31, 2016 was $2,370,035 compared to $706,971 for the year ended December 31, 2015. Other expense for the 2016 period was from the increase on the fair value of derivatives of $1,457,071, loss on investment in subsidiary of $255,000 and interest expense of $742,041 partially offset by a gain in debt extinguishment of $84,057.

The 2015 period included a net loss on debt settlements of $183,277, an increase in the fair value of derivatives of $30,916 and interest expense of $492,777. Loss on debt settlements was comprised of a gain of $275,534 pursuant to the DLF Agreement with Tonaquint, as well as the write off of $8,700 of accounts payable to other vendors, and losses on debt settlements for the issuance of 1,000,000 shares of Series B preferred Stock, valued at $276,300, to Mr. Friedman in exchange for the extinguishment of $40,000 of accrued and unpaid management fees and $231,211 loss on the issuance of common stock to retire liabilities.

Interest expense increased in the current period and was comprised of:

	Year ended December 31,
	2016	2015
Interest on face value and other	$54,251	$45,037
Additional true-up interest	—	249,877
Amortization of note discount	663,031	207,284
Amortization of deferred financing fees	25,355	13,268
Interest income	(616)	(22,689)
Total	$742,021	$492,777

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

Other Income (Expense), Net

Other expense for the year ended December 31, 2015 was $706,971 compared to $675,083 for the year ended December 31, 2014. The 2015 period included a net loss on debt settlements of $183,277, an increase in the fair value of derivatives of $30,916 and interest expense of $492,777. Loss on debt settlements was comprised of a gain of $275,534 pursuant to the DLF Agreement with Tonaquint, as well as the write off of $8,700 of accounts payable to other vendors, and losses on debt settlements for the issuance of 1,000,000 shares of Series B preferred Stock, valued at $276,300, to Mr. Friedman in exchange for the extinguishment of $40,000 of accrued and unpaid management fees and $231,211 loss on the issuance of common stock to retire liabilities. Included in other expenses for the 2014 period was income from the decrease on the fair value of derivatives of $30,347 and interest income of $80,206, offset by interest expense of $785,636.

Interest expense increased in the current period and was comprised of:

	Year ended December 31,
	2015	2014
Interest on face value and other	$45,037	$133,769
Additional true-up interest	249,876	123,572
Amortization of note discount	184,530	81,537
Amortization of OID	22,755	167,245
Amortization of deferred financing fees	13,268	35,378
Interest income	(22,689)	(80,206)
Total	$492,777	$461,295

Liquidity and Capital Resources.

For the year ended December 31, 2016, net cash used in operating activities was $445,260 compared to $472,615 for the year ended December 31, 2015. The net loss for the year ended December 31, 2016 of $2,977,889 was primarily impacted by the amortization of discounts on convertible notes of $635,780, $3,249,056 for the initial fair value of derivative liabilities and $255,000 for the loss on investment in subsidiary, offset by the change in fair values of derivative liabilities of $1,791,988 and the gain on settlements of debt of $84,057. Changes in operating assets and liabilities that reduced cash used in operating activities included increases in accounts payable and accrued expenses of $234,234 and due to related party increase of $32,935.

The net loss for the year ended December 31, 2015 of $2,115,828 was impacted by the impairment of goodwill of $192,849, bad debt expense of $267,082 the amortization of discounts on convertible notes of $207,284, stock and warrant based compensation of $163,436, reserve for land loss of $55,490, $82,239 for the initial fair value of derivative liabilities and the amortization of deferred financing fees of $13,268 related to the convertible promissory notes offset by the change in fair values of derivative liabilities of $51,323 and loss on settlements of debt of $183,277. Changes in operating assets and liabilities that reduced cash used in operating activities included an increase in accounts payable and accrued expenses of $494,047, a decrease in prepaid assets and other of $84,907 and a decrease in inventory of $42,061. Changes in operating assets and liabilities utilizing cash was the result of the return of $90,000 on tenant deposits and decrease in deferred compensation of $3,683.

During the year ended December 31, 2016, net cash used in investing activities was $20,757 compared to $46,188 for the year ended December 31, 2015. For the period ending December 31, 2016, the Company purchased furniture and equipment. The 2015 period was a result advances to a related party.

Net cash provided by financing activities was $521,731 and $411,921 for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, the Company received $521,731 for the issuance of convertible notes. The 2015 activity was comprised of proceeds received related to the Tonaquint notes and interest receivable of $233,358, the issuance of convertible promissory notes of $200,000 and payments of deferred financing fees of 13,887.

For the year ended December 31, 2015, cash and cash equivalents increased by $55,712 compared to a decrease of $106,882 for the year ended December 31, 2015. Ending cash and cash equivalents at December 31, 2016 was $67,260 compared to $11,547 at December 31, 2015.

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of December 31, 2016 there were warrants to purchase 6,059,524 shares of common stock, the Company’s outstanding convertible debt is convertible into 55,052,718 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2016 disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2016 as described below.

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

Corporate Governance

During the quarter ended December 31, 2016, there were no material changes to procedures by which security holders may recommend nominees to our board of directors.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of such reports, and on written representations from certain reporting persons, the Company believes that, with respect to the fiscal year ended December 31, 2016, each director, executive officer and 10% stockholder made timely filings of all reports required by Section 16 of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

The following tables set forth all of the compensation awarded to, earned by or paid to: (i) each individual serving as our principal executive officer; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2016 and who received in excess of $100,000.

Summary Compensation Table

Name & Principal Position	Year	Salary	Stock Awards (2)	Option Awards	All Other Compensation (3)	Total
B. Michael Friedman (1)	2016	$150,000	$—	$—	$—	$150,000
Chief Executive Officer	2015	$62,500	$25,000	$—	$236,300	$323,800

Justin Braune	2016	$—	$—	$—	$—	$—
Former Chief Executive Officer	2015	$46,154	$—	$—	$—	$46,154

(1)	Mr. Friedman resigned as an officer and director of the Company effective March 20, 2015, and was named interim CEO and as a member of the BOD on November 4, 2016. The 2015 salary is for the months Mr. Friedman was CEO, based on $12,500 per month for January through March and November and December 2015.
(2)	Company valued the shares of common stock at $25,000 ($0.002 per share, the market price of the common stock on the grant date).
(3)	Relates to the issuance of 1,000 shares of Class B Preferred Stock and includes the accounting value of the shares on a basis of their voting power. The shares are not convertible into common stock.

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

Outstanding Equity Awards at Fiscal Year-End

Other than the awards included in the Summary Compensation Table above, no executive officer received any equity awards during 2016, or holds exercisable or unexercisable options, as of December 31, 2016.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of March 31, 2017 by: (1) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock; (2) each of the named executive officers as defined in Item 402(m)(2); (3) each of the Company’s directors; and (4) all of the Company’s executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

	Common Stock		Series B Preferred Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
B. Michael Friedman 777 Brickell Avenue, Suite 500 Miami, FL 33131	38,504,952	8.4%	1,000	100%

All directors and executive officers as a group – 1 person	38,504,952	8.4%	1,000	100%

(1)	Based on a total of an aggregate of 456,046,136 shares of common stock outstanding.
(2)	Based on 1,000 shares of Series B preferred stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Management fees

Effective January 1, 2013, the Company agreed to an annual compensation of $150,000 for its CEO, Mr. Michael Friedman (resigned March 20, 2015, re-appointed November 4, 2015), and $96,000 for the CFO, Mr. Barry Hollander (resigned September 15, 2015). Effective March 20, 2015, Mr. Justin Braune was named CEO and President. Mr. Braune also was appointed to the Board of Directors. B. Michael Friedman resigned his role as CEO and also from the Board of Directors. The Company agreed to an annual compensation of $100,000 for Mr. Braune in his role of CEO and Director of the Company and to issue Mr. Braune 15,000,000 shares of restricted common stock. The Company also initially issued Mr. Braune 12,500,000 shares of common stock on October 13, 2015. On October 16 2015, Mr. Braune advised the Company and the Company’s transfer agent at the time to cancel the shares. Mr. Braune resigned from the board of directors and as CEO on November 4, 2015, and agreed to cancel the 15,000,000 shares in his letter of resignation.

For the years ended December 31, 2016 and 2015, the Company recorded expenses to its officers the following amounts included in Administrative and Management Fees in the consolidated statements of operations, included herein:

	2016	2015
Mr. Braune	$—	$62,821
Mr. Friedman	150,000	62,500
Total	$150,000	$246,000

As of December 31, 2016 and 2015, the Company owed to its officers the following amounts, included in deferred compensation on the Company’s consolidated balance sheet:

	2016	2015
Mr. Friedman	$54,246	$8,580
Mr. Braune	16,667	16,667
Total	$70,913	$25,247

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

On October 13, 2015, the Company issued 12,500,000 shares of common stock to Mr. Braune for services. The Company valued the shares of common stock at $25,000 ($0.002 per share, the market price of the common stock on the grant date) as stock compensation expense for the year ended December 31, 2015. On October 16, 2015, Mr. Braune advised the Company and the transfer agent at the time to cancel the shares. Since then, Mr. Braune is claiming ownership of the shares, which the Company disputes.

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

Also in December 2011, the Company agreed to pay an additional $50,000 in common stock, which is included in accounts payable and accrued expenses on the December 31, 2016 and 2015 balance sheets.

Amounts Due from 800 Commerce, Inc.

As of December 31, 2012, the Company owned 6,000,000 shares of 800 Commerce’s (now known as Petrogress, Inc.) common stock, representing approximately 32% of 800 Commerce’s outstanding common stock. Effective September 4, 2013, Agritek distributed the 6,000,000 shares of the Company’s common stock to their shareholders of record as of September 3, 2013. Through February 29, 2016, the Company and 800 Commerce were commonly controlled due to common management and board members. 800 Commerce owes Agritek $282,947 and $236,759 as of February 29, 2016 and December 31, 2015, respectively, as a result of advances received from or payments made by Agritek on behalf of 800 Commerce. In February 2016, the Company entered into a Debt Settlement Agreement (the “Settlement Agreement”) with Petrogress, Inc. whereby the Company accepted 1,101,642 shares of common stock of Petrogress in settlement of the amount due. Based on the market value of the Petrogress common stock on the date of the Settlement Agreement, the Company recognized a loss of $266,422 for the year ended December 31, 2015. Based on the market price of the Petrogress common stock as of December 31, 2016, the Company recorded an unrealized gain on marketable securities of $23,244 for the year ended December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by L & L, CPA’s (for the reporting period beginning September 30, 2015) and D. Brooks and Associates CPA’s P.A. (through reporting period ending June 30, 2015) for the years ended December 31, 2016 and 2015.

	2016	2015
Audit Fees	$33,000	$9,845
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$33,000	$9,845

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

		The consolidated financial statements and Report of Independent Registered Public Accounting Firms are included on pages F-1 through F-26.

	2.	Financial Statement Schedules

		All schedules for which provisions made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit
Number	Description of Exhibit

10.1	Form of Convertible Promissory Note by and between Agritek Holdings, Inc. and Vis Vires Group, Inc. dated February 23, 2015. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 10-Q with the SEC on May 18, 2015).
10.2	Form of 8% Convertible Redeemable Note by and between Agritek Holdings, Inc. and LG Capital Funding, LLC dated March 27, 2015. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 10-Q with the SEC on May 18, 2015).
10.3	Form of 8% Convertible Redeemable Note by and between Agritek Holdings, Inc. and GW Holding Group, LLC dated March 30, 2015. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 10-Q with the SEC on May 18, 2015).
10.4+	Employment and Board of Directors Agreement effective March 20, 2015 by and between Agritek Holdings, Inc. and Justin Braune (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on March 20, 2015).
10.5	Deed in Lieu of Foreclosure Agreement dated December 16, 2015, by and among Agritek Holdings, Inc. and Tonaquint, Inc. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on February 12, 2016).
10.6	Replacement Note dated January 5, 2016, issued to LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.2 as filed on Form 8-K with the SEC on February 12, 2016).
10.7	Replacement Note dated January 5, 2016, issued to LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.3 as filed on Form 8-K with the SEC on February 12, 2016).
10.8	Replacement Note dated January 5, 2016, issued to Cerberus Finance Group, LTD (Incorporated herein by reference to Exhibit 10.4 as filed on Form 8-K with the SEC on February 12, 2016).
10.9	Securities Purchase Agreement dated January 19, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.5 as filed on Form 8-K with the SEC on February 12, 2016).
10.10	Convertible Redeemable Note dated January 19, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.6 as filed on Form 8-K with the SEC on February 12, 2016).
10.11	Securities Purchase Agreement dated January 19, 2016, by and between Agritek Holdings, Inc. and Cerberus Finance Group, LTD. (Incorporated herein by reference to Exhibit 10.7 as filed on Form 8-K with the SEC on February 12, 2016).
10.12	Convertible Redeemable Note dated January 19, 2016, by and between Agritek Holdings, Inc. and Cerberus Finance Group, LTD (Incorporated herein by reference to Exhibit 10.8 as filed on Form 8-K with the SEC on February 12, 2016).
10.13	Securities Purchase Agreement dated March 23, 2016, by and between Agritek Holdings, Inc. and Cerberus Finance Group, LTD. (Incorporated herein by reference to Exhibit 10.13 as filed on Form 10-Q with the SEC on May 23, 2016).
10.14	Convertible Redeemable Note dated March 23, 2016, by and between Agritek Holdings, Inc. and Cerberus Finance Group, LTD (Incorporated herein by reference to Exhibit 10.14 as filed on Form 10-Q with the SEC on May 23, 2016).
10.15	Securities Purchase Agreement dated December 13, 2016 by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on December 19, 2016).
10.16	Convertible Redeemable Note dated December 13, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.2 as filed on Form 8-K with the SEC on December 19, 2016).
10.17	Convertible Redeemable Note Back End dated December 13, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.3 as filed on Form 8-K with the SEC on December 19, 2016).

10.18	Collateralized Secured Promissory Note dated December 13, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.4 as filed on Form 8-K with the SEC on December 19, 2016).
10.19	Termination Agreement dated December 13, 2016 by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.5 as filed on Form 8-K with the SEC on December 19, 2016).
10.20	Investor Note #1 dated October 31, 2016, by and between Agritek Holdings, Inc. and St. George Investments LLC. (Incorporated herein by reference to Exhibit 10.6 as filed on Form 8-K with the SEC on December 19, 2016).
10.21	Warrant #2 dated October 31, 2016, by and between Agritek Holdings, Inc. and St. George Investments LLC. (Incorporated herein by reference to Exhibit 10.7 as filed on Form 8-K with the SEC on December 19, 2016).
10.22	Investments LLC. (Incorporated herein by reference to Exhibit 10.7 as filed on Form 8-K with the SEC on December 19, 2016).
10.23	Securities Purchase Agreement dated January 24, 2017 by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on January 31, 2017).
10.24	Convertible Redeemable Note dated January 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.2 as filed on Form 8-K with the SEC on January 31, 2017).
10.25	Convertible Redeemable Note Back End dated January 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.3 as filed on Form 8-K with the SEC on January 31, 2017).
10.26	Collateralized Secured Promissory Note dated January 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.4 as filed on Form 8-K with the SEC on January 31, 2017).
10.27	Securities Purchase Agreement dated January 24, 2017 by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.5 as filed on Form 8-K with the SEC on January 31, 2017).
10.28	Convertible Redeemable Note dated January 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.6 as filed on Form 8-K with the SEC on January 31, 2017).
10.29	Convertible Redeemable Note Back End dated January 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.7 as filed on Form 8-K with the SEC on January 31, 2017).
10.30	Collateralized Secured Promissory Note dated January 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.8 as filed on Form 8-K with the SEC on January 31, 2017).
10.31*	Securities Purchase Agreement dated February 1, 2017 by and between Agritek Holdings, Inc. and Power Up Lending Group, LTD.
10.32*	Convertible Promissory Note dated February 1, 2017, by and between Agritek Holdings, Inc. and Power Up Lending Group, LTD.
10.33*	Securities Purchase Agreement dated February 24, 2017 by and between Agritek Holdings, Inc. and LG Capital Funding, LLC.
10.34*	Convertible Redeemable Note dated February 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC.
10.35*	Convertible Redeemable Note Back End dated February 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC.
10.36*	Collateralized Secured Promissory Note dated February 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC.
10.37*	Securities Purchase Agreement dated February 24, 2017 by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD.
10.38*	Convertible Redeemable Note dated February 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD.
10.39*	Convertible Redeemable Note Back End dated February 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD.

10.40*	Collateralized Secured Promissory Note dated February 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD.
10.41*	Securities Purchase Agreement dated March 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC.
10.42*	Convertible Redeemable Note dated March 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC.
10.43*	Convertible Redeemable Note Back End dated March 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC.
10.44*	Collateralized Secured Promissory Note dated March 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

*Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Agritek Holdings, Inc.

By:	/s/ B. Michael Friedman
B. Michael Friedman
Chief Executive Officer

Date:	March 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ B. Michael Friedman	Chief Executive Officer, President and Director (principal executive officer and principal accounting officer)	March 31, 2017
B. Michael Friedman

AGRITEK HOLDINGS, INC.

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

To the Board of Directors and

Agritek holdings, Inc.

We have audited the accompanying balance sheets of Agritek holdings, Inc. (the “Company”) as of December 31, 2016 and 2015 and related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Agritek holdings, Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Cornelius, NC

The United States of America

March 31, 2017

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$67,260	$11,548
Marketable Securities	39,769	—
Due from related party	—	16,525
Prepaid assets and other	10,000	3,333
Total current assets	117,029	31,406

Other	825	825
Property and equipment, net of accumulated depreciation of $8,308 (2016) and $4,742 (2015)	26,280	9,087
Investments in non-marketable securities	50,000	50,000

Total assets	$194,134	$91,318

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$534,219	$323,607
Due to related party	70,913	37,978
Customer deposits	2,400	—
Convertible notes payable, net of discount of $257,034 (2016) and $27,220 (2015)	569,446	445,294
Derivative liabilities	1,613,770	167,014
Total current liabilities	2,790,747	973,893

Commitments and Contingencies

Stockholders' Deficit:
Series B convertible preferred stock, $0.01 par value; 1,000,000 shares authorized, and 1,000 shares issued and outstanding	10	10
Common stock, $.0001 par value; 500,000,000 shares authorized; 400,867,449 (2016) and 281,540,332 (2015) shares issued and outstanding	40,087	28,155
Additional paid-in capital	13,764,813	12,536,138
Accumulated comprehensive gain	23,244	—
Accumulated deficit	(16,424,767)	(13,446,878)
Total stockholders' deficit	(2,596,613)	(882,575)

Total liabilities and stockholders' deficit	$194,134	$91,318

See notes to consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2016	2015

Product revenue	$3,228	$7,221
Cost of revenue	3,161	40,916
Gross profit (loss)	67	(33,695)

Operating Expenses:
Administrative and management fees (including $50,000 of stock based compensation for the year ended December 31, 2015)	163,850	275,042
Professional and consulting fees (including $2,371 and $113,436 of stock based compensation for the year ended December 31, 2016 and 2015, respectively)	180,752	175,186
Impairment of goodwill	—	192,849
Reserve for land loss	—	55,490
Bad debt expense (including $266,422 related party for the year ended Decemeber 31, 2015)	—	267,082
Rent and other occupancy costs	40,303	64,190
Leased property expense	114,894	201,327
Advertising and promotion	8,321	37,685
Travel and entertainment	46,380	36,339
Other general and administrative expenses	53,420	69,972

Total operating expenses	607,921	1,375,162

Operating loss	(607,854)	(1,408,857)

Other Income (Expense):
Gain/(loss) on debt settlement	84,057	(183,277)
Loss on investment in subsidiary	255,000	—
Interest expense	(742,021)	(492,777)
Derivative liability expense	(1,457,071)	(30,916)

Total other expense, net	(2,370,035)	(706,971)

Net loss	$(2,977,889)	$(2,115,828)
Unrealized gain on marketable securities	23,244	—
Net comprehensive loss	$(2,954,645)	$(2,115,828)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	334,772,545	163,663,783

See notes to consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Series B Preferred Stock		Additional Paid-in	Accumulated Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain	Deficit	Deficiency
Balances, January 1, 2015	93,500,420	$9,351	—	$—	$11,084,504	$—	$(11,331,051)	$(237,196)

Common stock issued upon conversion of convertible debt and accrued interest	158,039,912	15,804	—	—	1,014,908	—	—	1,030,712

Common stock issued for services	30,000,000	3,000	—	—	147,000	—	—	150,000

Issuance of common stock warrants for board advisory services	—	—	—	—	13,436	—	—	13,436

Preferred stock issued for payment of accrued salaries	—	—	1,000	10	276,290	—	—	276,300

Net loss	—	—	—	—	—	—	(2,115,828)	(2,115,828)

Balances December 31, 2015	281,540,332	28,155	1,000	10	12,536,138	—	(13,446,879)	(882,576)

Common stock issued upon conversion of convertible debt and accrued interest	114,327,117	11,432	—	—	179,953	—	—	191,385

Issuance of common stock for acquisition	5,000,000	500	—	—	254,500	—	—	255,000

Issuance of warrants for services	—	—	—	—	2,371	—	—	2,371

Reclassification for conversions of convertible debt	—	—	—	—	791,851	—	—	791,851

Unrealized gain on marketable securities	—	—	—	—	—	23,244	—	23,244

Net loss	—	—	—	—	—	—	(2,977,889)	(2,977,889)

Balances, December 31, 2016	395,717,449	$39,572	1,000	$10	$13,764,813	$23,244	$(16,424,768)	$(2,596,614)

See notes to consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2016	2015
Cash flow from operating activities:
Net loss	$(2,977,889)	$(2,115,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock and warrants issued for consulting services	2,371	163,436
Loss on investment in subsidiary	255,000	—
Amortization of deferred financing costs	—	13,268
Impairment of goodwill	—	192,849
Reserve for land loss	—	55,490
Depreciation	3,566	2,766
Initial expense for fair value of derivative liabilities	3,249,056	82,239
Amortization of discounts on convertible notes	635,780	207,284
Change in fair values of derivative liabilities	(1,791,988)	(51,323)
(Gain) loss on debt settlement	(84,057)	183,277
Bad debt related party	—	266,422
Bad debt expense	—	660
Changes in operating assets and liabilities:
Decrease (increase) in :
Accounts receivable	—	(487)
Inventory	—	42,061
Prepaid assets and other	(6,667)	84,907
Increase (decrease) in:
Accounts payable and accrued expenses	234,234	494,047
Due to related party	32,935	(3,683)
Tenant deposits	2,400	(90,000)
Net cash used in operating activities	(445,260)	(472,615)

Cash flows from investing activities:
Purchase of equipment and furniture	(20,757)	—
Advances to related party	—	(46,188)
Net cash used in investing activities	(20,757)	(46,188)

Cash flows from financing activities:
Payments received on notes receivable issued for convertible debt	—	223,358
Proceeds from issuance of convertible debt	521,731	200,000
Proceeds from issuance of note payable, shareholder	—	2,450
Payments made on note payable	—	(13,887)
Net cash provided by financing activities	521,731	411,921

Net increase (decrease) in cash and cash equivalents	55,711	(106,882)

Cash and cash equivalents, Beginning	11,548	118,429

Cash and cash equivalents, Ending	$67,260	$11,547

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Conversion of notes payable and interest into common stock	$191,386	$1,551,341
Fair value of marketable securities issued in exchange for debt	$16,525	$—
Change in fair value for available for sale marketable securities	$23,244	$—
Conversion of deferred compensation into preferred stock	$—	$40,000
Cancellation of note payable for land acquisition	$—	$(74,313)
Reduction of convertible note in exchange for deed in lieu of foreclosure	$—	$224,466

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

Note 2 – Summary of Significant Account Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the consolidated accounts of Agritek and its’ wholly owned subsidiaries AVHI and Prohibition Products, Inc. (“PPI”). PPI, a Florida corporation, was originally formed on July 1, 2013 as The American Hemp Trading Company, Inc. (“AHTC”) and on August 27, 2014, AHTC changed its’ name to PPI. All intercompany accounts and transactions have been eliminated in consolidation.

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

Deferred Financing Costs

The costs related to the issuance of debt would be recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

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

Property and Equipment

Property and equipment are stated at cost, and except for land, depreciation is provided by use of a straight-line method over the estimated useful lives of the assets. The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. In November 2015, the Company was made aware that the land transaction regarding 80 acres in Pueblo County, Colorado, may not have been properly deeded to the Company. The company was a party to the land purchase, however, the second party to the land contract never filed the original quit claim deed on behalf of the Company, even though a copy of the notarized quit claim deed was sent to the Company. To date, the Company has paid a total of $47,438.00 ($36,000 at closing) and is on the deed of trust of the property with a remaining note balance of approximately $75,000 held by the original owner. Accordingly, in December 2015, the Company reduced the remaining balance of the note payable for the acquisition of the land of $74,313 and recorded a reserve allowance for the remaining balance of the asset of $54,490. In February, 2017, the original owner of the 80 acres foreclosed on the property from the second party and the Company entered into a new land purchase contract directly with the landowner on February 7, 2017. The estimated useful lives of property and equipment are as follows:

Furniture and fixtures	5 years
Computer equipment	3 years

The Company's property and equipment consisted of the following at December 31, 2016 and December 31, 2015:

	2016	2015
Furniture and fixtures	$34,588	$13,829
Accumulated depreciation	(8,308)	(4,742)
Balance	$26,280	$9,087

Depreciation expense of $3,566 and $2,766 was recorded for the year ended December 31, 2016 and 2015, respectively. The Company will record the land purchase in the first quarter of 2017.

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of December 31, 2016 there were warrants to purchase 6,059,524 shares of common stock and the Company’s outstanding convertible debt is convertible into 55,052,718 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

For the years ended December 31, 2016 and December 31, 2015, the Company recorded stock and warrant based compensation of $2,371 and $163,436, respectively. (See Notes 7 and 8).

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

Advertising

The Company records advertising costs as incurred. For the years ended December 31, 2016 and 2015, advertising expense was $8,321 and $37,685, respectively.

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

Sales and Accounts Receivable

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the years ended December 31, 2016 and 2015 and the accounts receivable balance as of December 31, 2016:

Customer	Sales % Year Ended December 31, 2016	Sales % Year Ended December 31, 2015	Accounts Receivable Balance as of December 31, 2016
A	—	24.7%	$—
B	—	21.5%	$—
C	—	18.2%	$—

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

On January 19, 2016, the Company accepted and agreed to a Debt Purchase Agreement (the “DPA”), whereby LG Capital Funding, LLC (“LG”) acquired $157,500 of the Tonaquint 2014 Convertible Note in exchange for $75,000. The Company issued an 8% Replacement Note to LG for $157,500 (the “Second Replacement Note”). The Second Replacement Note is due January 19, 2017 and is convertible into shares of the Company’s common stock at any time at the discretion of LG at a variable conversion price (“VCP”). The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. The principal balance of the Second Replacement Note as of December 31, 2016 is $157,500.

On January 19, 2016, the Company accepted and agreed to a DPA, whereby Cerberus Finance Group, LTD (“Cerberus”) acquired $154,315 of principal and $2,434 of accrued and unpaid interest of the Tonaquint 2014 Convertible Note in exchange for $75,000. The Company issued an 8% Replacement Note to Cerberus for $156,749 (the “Third Replacement Note”). The Third Replacement Note is due January 19, 2017 and is convertible into shares of the Company’s common stock at any time at the discretion of LG at a VCP. The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. For the year ended December 31, 2016, the Company issued 13,129,683 shares of common stock upon the conversion of $9,500 of principal and $400 accrued and unpaid interest on the Third Replacement Note. The shares were issued at approximately $0.000754 per share. As of December 31, 2016, the principal balance of the Third Replacement Note is $147,249.

2015 Convertible Notes

On March 2, 2015, the Company issued a Convertible Promissory Note for $79,000 to Vis Vires Group (“Vis Vires”). The Company received net proceeds of $75,000 after debt issuance costs of $4,000 paid for lender legal fees. The Note matured on November 25, 2015 and can be converted at a 39% discount to the market price as defined in the Note. As of December 31, 2015, the principal balance of the Vis Vires note was $49,200. On January 6, 2016, the Company accepted and agreed to a DPA, whereby LG acquired the 2015 convertible promissory note from Vis Vires. The Company issued an 8% Replacement Note to LG for $53,613 (the “First Replacement Note”). The First Replacement Note is due January 5, 2017 and is convertible into shares of the Company’s common stock at any time at the discretion of LG at a VCP. The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. For the year ended December 31, 2016, the Company issued 10,804,749 shares of common stock upon the conversion of $53,613 of principal and $4,139 accrued and unpaid interest on the Vis Vires Note (assigned to LG). The shares were issued at approximately $0.0053 per share. As of December 31, 2016 and December 31, 2015, the principal balance of the LG Note was $0 and $53,613, respectively.

On March 27, 2015, the Company issued a Convertible Promissory Note for $27,000 to GW Holding Group, LLC (“GW”). On March 31, 2015, the Company received net proceeds of $25,000 after debt issuance costs of $2,000 paid for lender legal fees. The Note matured on March 27, 2016 and converted at a 42% discount to the market price as defined in the Note. For the year ended December 31, 2016, the Company issued 17,844,348 shares of common stock upon the conversion of $23,500 of principal and $4,002 accrued and unpaid interest on the 2015 GW Note. The shares were issued at approximately $0.00161 per share. As of December 31, 2016 and December 31, 2015, the principal balance of the GW note is $0 and $23,500, respectively.

March 27, 2015, the Company issued a Convertible Promissory Note for $78,750 to LG. The Company received net proceeds of $75,000 after debt issuance costs of $3,750 paid for lender legal fees. The Note matured on March 27, 2016 and converted at a 42% discount to the market price as defined in the Note. For the year ended December 31, 2016, the Company issued 56,354,949 shares of common stock upon the conversion of $65,500 of principal and $6,241 accrued and unpaid interest on the 2015 LG Note. The shares were issued at approximately $0.0013 per share. As of December 31, 2016 and December 31, 2015, the principal balance of the LG Note was $0 and $65,500, respectively.

On March 30, 2015, the Company issued a Convertible Promissory Note for $27,000 to Service Trading Company, LLC (“Service”). On April 6, 2015, the Company received net proceeds of $25,000 after debt issuance costs of $2,000 paid for lender legal fees. The Note matured on March 30, 2016 and converted at a 42% discount to the market price as defined in the Note. For the year ended December 31, 2016, the Company issued 16,993,388 shares of common stock upon the conversion of $22,500 of principal and $1,990 accrued and unpaid interest on the 2015 Service Note. The shares were issued at approximately $0.001441 per share. As of December 31, 2016 and December 31, 2015, the principal balance of the Service Note was $0 and $22,500, respectively.

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

The Company determined that the conversion feature of the 2015 Convertible Notes represent an embedded derivative since the Notes conventional debt are convertible into a variable number of shares upon conversion. Accordingly, the 2015 Convertible Notes were not considered to be under ASC 815-40 (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock) and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments being recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The embedded feature included in the 2015 Convertible Notes resulted in an initial debt discount of $211,750, an initial derivative liability expense of $71,761 and an initial derivative liability of $283,511.

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

On January 19, 2016, the Company completed the closing of a private placement financing transaction with Cerberus, pursuant to a Securities Purchase Agreement (the “Cerberus Purchase Agreement”). Pursuant to the Cerberus Purchase Agreement, Cerberus purchased an 8% Convertible Debenture (the “Cerberus Debenture”) in the aggregate principal amount of $34,775, and delivered on January 25, 2016, gross proceeds of $25,000 excluding transaction costs, fees, and expenses.

On March 23, 2016, the Company completed the closing of a private placement financing transaction with Cerberus, pursuant to a Securities Purchase Agreement (the “Cerberus Purchase Agreement”). Pursuant to the Cerberus Purchase Agreement, Cerberus purchased an 8% Convertible Debenture (the “Cerberus Debenture”) in the aggregate principal amount of $22,000, and delivered on March 31, 2016, gross proceeds of $20,000 excluding transaction costs, fees, and expenses.

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

On August 1, 2016, the Company completed the closing of a private placement financing transaction with Cerberus, pursuant to a Securities Purchase Agreement (the “Cerberus Purchase Agreement”). Pursuant to the Cerberus Purchase Agreement, Cerberus purchased an 8% Convertible Debenture (the “Cerberus Debenture”) in the aggregate principal amount of $22,000, and delivered on August 1, 2016, gross proceeds of $20,000 excluding transaction costs, fees, and expenses.

On October 14, 2016, the Company completed the closing of a private placement financing transaction with LG, pursuant to a Securities Purchase Agreement (the “LG Purchase Agreement”). Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture (the “LG Debenture”) in the aggregate principal amount of $30,812.50, and delivered on October 14, 2016, gross proceeds of $20,000 excluding transaction costs, fees, and expenses.

On October 31, 2016, the Company entered into a Convertible Promissory Note ("St. George 2016 Notes") for $555,000 to St. George Investments, LLC. (“St. George”) which includes a purchase price of $500,000 and transaction costs of $5,000 and OID interest of $50,000. On October 31, 2016, the Company received $100,000 and recorded $115,000 as convertible note payable, including $5,000 of transaction costs and $10,000 OID interest. St. George also issued to the Company eight secured promissory notes, each in the amount of $50,000. All or any portion of the outstanding balance of the St. George 2016 Notes may be prepaid, without penalty, along with accrued but unpaid interest at any time prior to maturity. The Company has no obligation to pay St. George any amounts on the unfunded portion of the St. George 2016 Notes. The St. George 2016 Note bears interest at 10% per annum (increases to 22% per annum upon an event of default) and is convertible into shares of the Company’s common stock at St. George’s option at a price of $0.05 per share. On December 14, 2016, St. George funded one of the secured promissory notes issued to the Company.

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

On December 15, 2016, the Company completed the closing of a private placement financing transaction with LG, pursuant to a Securities Purchase Agreement (the “LG Purchase Agreement”). Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture (the “LG Debenture”) in the aggregate principal amount of $32,812.50, and delivered on December 15, 2016, gross proceeds of $30,812.5 excluding transaction costs, fees, and expenses.

Principal and interest on the above LG and Cerberus convertible debentures is due and payable one year from their respective funding date, and the LG and Cerberus Debentures are convertible into shares of the Company’s common stock at any time at the discretion of LG and Cerberus, respectively, at a VCP. The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount.

The Company may prepay the LG and/or the Cerberus Debentures, subject to prior notice to the holder within an initial 30 day period after issuance, by paying an amount equal to 118% multiplied by the amount that the Company is prepaying. For each additional 30 day period the amount being prepaid is multiplied by an additional 6%, up to a maximum of 148% on the 180th day from issuance. Beginning on the 180th day after the issuance of the Debentures, the Company is not permitted to prepay the Debenture, so long as the Debenture is still outstanding, unless the Company and the holder agree otherwise in writing.

The Company determined that the conversion feature of the 2016 Convertible Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the 2016 Convertible Notes were not considered to be conventional debt under ASC 815-40 (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock) and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments being recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The embedded feature included in the 2016 Convertible Notes resulted in an initial debt discount of $865,593, an initial derivative liability expense of $2,317,830 and an initial derivative liability of $3,183,423.

As of December 31, 2016, the Company revalued the embedded conversion feature of the 2015 and 2016 Convertible Notes. The fair value of the 2015 and 2016 Convertible Notes was calculated at December 31, 2016 based on the Black Scholes method consistent with the terms of the related debt.

A summary of the derivative liability balance as of December 31, 2016 is as follows:

Beginning Balance	$167,014
Initial Derivative Liability	4,114,649
Fair Value Change	(1,791,988)
Debt extinguishment	(84,057)
Reduction for conversions	(791,851)
Ending Balance	$1,613,767

The fair value at the commitment date for the 2016 Convertible Notes and the re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2016:

	Commitment date	Remeasurement date
Expected dividends	-0-	-0-
Expected volatility	243%-268%	246%
Expected term	0.85 - 5 years	0.25 - 4.84 years
Risk free interest	.44%-.68%	.48%-.85%

A summary of the convertible notes payable balance as of December 31, 2016 is as follows:

2016
Beginning Principal Balance	$472,515
Convertible notes-newly issued	521,731
Accrued interest added to Note	6,848
Conversion of convertible notes (principal)	(174,613)
Unamortized discount	(257,033)
Ending Principal Balance	$569,448

Activity of discount on convertible notes payable as of December 31, 2016 is as follows:

Debt discount, December 31, 2015	$27,220
Debt discount generated during 2016	890,949
Amortization of debt discount	(661,136)
Debt discount, December 31, 2016	$257,033

During the year ended December 31, 2016, the Company issued the following shares of common stock upon the conversion of portions of the 2015 Convertible Notes and accrued interest thereon:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
12/28/16	$45,000	$3,511	$48,511	$0.015080	3,216,925	LG
12//13/16	$9,500	$400	$9,900	$0.000754	13,129,683	Cerberus
9/26/16	$8,613	$629	$9,242	$0.001218	7,587,824	LG
7/29/16	$7,500	$801	$8,301	$0.000081	10,222,352	LG
7/20/16	$9,500	$995	$10,495	$0.000098	10,644,310	LG
7/12/16	$9,000	$927	$9,927	$0.000986	10,068,073	LG
7/1/16	$8,000	$805	$8,805	$0.001160	7,590,362	LG
6/22/16	$5,000	$973	$5,973	$0.001450	4,119,414	GW
6/20/16	$10,500	$1,003	$11,503	$0.001450	7,933,377	Cerberus
6/20/16	$5,000	$967	$5,967	$0.001450	4,114,879	GW
6/20/16	$6,000	$589	$6,589	$0.001450	4,544,241	LG
6/10/16	$6,075	$1,134	$7,209	$0.001798	4,009,701	GW
6/9/16	$5,000	$479	$5,479	$0.001798	3,047,219	LG
6/2/16	$9,000	$848	$9,848	$0.002378	4,141,387	Cerberus
5/23/16	$5,000	$460	$5,460	$0.002436	2,241,490	LG
3/17/16	$9,000	$696	$9,696	$0.002436	3,980,431	LG
3/17/16	$3,000	$138	$3,138	$0.000638	4,918,624	Service
3/8/16	$7,425	$928	$8,353	$0.00174	4,800,354	GW
3/7/16	$6,500	$489	$6,989	$0.00174	4,016,471	LG
	$174,613	$16,772	$191,385		114,327,117

Note Payable Land

On March 18, 2014, in conjunction with the land purchase of 80 acres in Pueblo County, Colorado, the Company paid $36,000 cash and entered into a promissory note in the amount of $85,750. The promissory note is being amortized on the basis of five (5) years, with principal payments of $17,150 plus interest at 3.5% due annually on December 1 of each year. Payments begin December 1, 2014, and shall be due on the first day of each succeeding December, with any balance of principal and accrued interest due December 1, 2020. On March 4, 2015, and May 4, 2015, the Company paid $9,000 and $2,437, respectively, of the December 1, 2014 amount, resulting in the balance of note being $74,313. In November 2015, the Company was made aware that the land transaction regarding 80 acres in Pueblo County, Colorado, may not have been properly deeded to the Company. The company was a party to the land purchase, however, the second party to the land contract never filed the original quit claim deed on behalf of the Company, even though a copy of the notarized quit claim deed was sent to the Company. To date, the Company has paid a total of $47,438 ($36,000 at closing) and is on the deed of trust of the property. Accordingly, in December 2015, the Company reduced the remaining balance of the note payable for the acquisition of the land of $74,313 and recorded a reserve allowance for the remaining balance of the asset of $54,490. In February, 2017, the original owner of the 80 acres foreclosed on the property from the second party and the Company entered into a new land purchase contract directly with the landowner on February 7, 2017.

Future principle payments due on the Company’s convertible debt as of December 31, 2016, are as follows

Twelve months ending December 31,	Amount
2017	$826,480

Note 7 – Related Party Transactions

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

For the years ended December 31, 2016 and 2015, the Company recorded expenses to its officers the following amounts included in Administrative and Management Fees in the consolidated statements of operations, included herein:

	Year ended December 31,
	2016	2015
Mr. Braune, former CEO	$—	$62,821
Mr. Friedman, CEO	150,000	62,500
Mr. Hollander, former CFO	—	68,000
Total	$150,000	$151,654

As of December 31, 2016 and 2015, the Company owed the following amounts, included in due to related party on the Company’s consolidated balance sheet:

	December 31,	December 31,
	2016	2015
Mr. Friedman, CEO	$54,246	$8,580
Mr. Braune, former CEO	16,667	16,667
Mr. Hollander, former CFO	—	12,731
Total	$70,913	$37,798

On April 14, 2015, the Company appointed Dr. Stephen Holt to the Advisory Board of the Board of Directors of the Company. The Company issued 5,000,000 shares of restricted common stock to Dr. Holt for his appointment. The Company valued the 5,000,000 shares of common stock at $100,000 ($0.02 per share, the market price of the common stock on the grant date) as stock compensation expense for the year ended December 31, 2015. Additionally, the Company agreed the advisor shall receive a non-qualified stock option to purchase 1,000,000 shares (“Option Shares”) of the Company’s common stock at an exercise price equal to $0.05 per share. 400,000 Option Shares vested immediately and the remaining 600,000 Option Shares vested over 12 months. Accordingly, the Company has recorded $2,371 for the year ended December 31, 2016 in stock compensation expense and all of the options have vested.

Amounts Due from 800 Commerce, Inc.

800 Commerce, Inc. (now known as Petrogress, Inc.), a commonly controlled entity until February 29, 2016, owed Agritek $282,947 and $236,759 as of February 29, 2016 and December 31, 2015, respectively, as a result of advances received from or payments made by Agritek on behalf of 800 Commerce. In February 2016, the Company entered into a Debt Settlement Agreement (the “Settlement Agreement”) with Petrogress, Inc. whereby the Company accepted 1,101,642 shares of common stock of Petrogress in settlement of the amount due. Based on the market value of the Petrogress common stock on the date of the Settlement Agreement, the Company recognized a loss of $266,422 for the year ended December 31, 2015. Based on the market price of the Petrogress common stock as of December 31, 2016, the Company recorded an unrealized gain on marketable securities of $23,244 for the year ended December 31, 2016.

Note 8 – Common and Preferred Stock

Common Stock

On May 23, 2016, the Company filed a certificate of amendment, increasing the authorized capital of the Company to 1,001,000,000 shares of capital stock; consisting of 1,000,000,000 shares of common stock, par value $0.0001 and 1,000,000 shares of preferred stock, par value $0.01.

2016 Issuances

During the year ended December 31, 2016, the Company issued the following shares of common stock upon the conversions of portions of the 2014 Company Note and portions of the 2015 Convertible Notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
12/28/16	$45,000	$3,511	$48,511	$0.015080	3,216,925	LG
12//13/16	$9,500	$400	$9,900	$0.000754	13,129,683	Cerberus
9/26/16	$8,613	$629	$9,242	$0.001218	7,587,824	LG
7/29/16	$7,500	$801	$8,301	$0.000081	10,222,352	LG
7/20/16	$9,500	$995	$10,495	$0.000098	10,644,310	LG
7/12/16	$9,000	$927	$9,927	$0.000986	10,068,073	LG
7/1/16	$8,000	$805	$8,805	$0.001160	7,590,362	LG
6/22/16	$5,000	$973	$5,973	$0.001450	4,119,414	GW
6/20/16	$10,500	$1,003	$11,503	$0.001450	7,933,377	Cerberus
6/20/16	$5,000	$967	$5,967	$0.001450	4,114,879	GW
6/20/16	$6,000	$589	$6,589	$0.001450	4,544,241	LG
6/10/16	$6,075	$1,134	$7,209	$0.001798	4,009,701	GW
6/9/16	$5,000	$479	$5,479	$0.001798	3,047,219	LG
6/2/16	$9,000	$848	$9,848	$0.002378	4,141,387	Cerberus
5/23/16	$5,000	$460	$5,460	$0.002436	2,241,490	LG
3/17/16	$9,000	$696	$9,696	$0.002436	3,980,431	LG
3/17/16	$3,000	$138	$3,138	$0.000638	4,918,624	Service
3/8/16	$7,425	$928	$8,353	$0.00174	4,800,354	GW
3/7/16	$6,500	$489	$6,989	$0.00174	4,016,471	LG
	$174,613	$16,772	$191,385		114,327,117

In addition to the above, on November 7, 2016, the Company issued 5,000,000 shares of common stock to acquire 100% of Sterling Classic Compassion, LLC.

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

On October 13, 2015, the Company issued 12,500,000 shares of common stock to Mr. Braune for services. The Company valued the shares of common stock at $25,000 ($0.002 per share, the market price of the common stock on the grant date) as stock compensation expense for the year ended December 31, 2015. On October 16, 2015, Mr. Braune advised the Company and the transfer agent at the time to cancel the shares. Since then, Mr. Braune is claiming ownership of the shares, which the Company disputes.

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

As of December 31, 2016 and 2015, there were 1,000 shares of Class B Preferred Stock outstanding, respectively.

Warrants

On April 14, 2015, in connection with the appointment of Dr. Stephen Holt to the advisory board, the Company agreed the advisor shall receive a non-qualified stock option to purchase 1,000,000 shares (“Option Shares”) of the Company’s common stock at an exercise price equal to $0.05 per share and expiring April 14, 2018. Option Shares of 400,000 vested immediately and 50,000 Option Shares vest each month from April 2015 through March 2016. Accordingly, as of December 31, 2016 and 2015, 1,000,000 and 850,000 Option Shares have vested, respectively, and the Company recorded $2,317 and $13,436 as stock compensation expense for the years ended December 31, 2016 and 2015, respectively, based on Black-Scholes.

On April 26, 2013 and in connection with the appointment of Mr. James Canton to the Company’s advisory board, the Company issued a warrant to Mr. Canton to purchase 300,000 shares of common stock. The warrants expired on April 26, 2016.

On October 31, 2016, the Company granted (Warrant #1) to St. George the right to purchase at any time on or after November 10, 2016 (the “Issue Date”) until the date which is the last calendar day of the month in which the fifth anniversary of the Issue Date occurs (the “Expiration Date”), a number of fully paid and non-assessable shares (the “Warrant Shares”) of Company’s common stock, equal to $57,500 divided by the Market Price (defined below) as of the Issue Date, as such number may be adjusted from time to time pursuant to the terms and conditions of Warrant #1 to Purchase Shares of Common Stock. The exercise price is $0.05 and is subject to price adjustments pursuant to the agreement and includes a cashless exercise provision. The Company also issued Warrant #’s 2-9, with each warrant only effective upon St. George funding of the secured notes they issued to the Company. Warrant #’s 2-9 give St. George the right to purchase Warrant Shares equal to $27,500 divided by the Market Price on the funded date. On December 14, 2016, the Company received a payment of $50,000, and accordingly, Warrant #2 is effective.

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted. The Company valued the embedded derivatives within the warrants using the Black-Scholes valuation model.  As of December 31, 2016, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 1.25 to 4.8 years; (2) a computed volatility rate of 246%; (3) a discount rate of .85% to 1.33%; and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

Note 9 – Income Taxes

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2016 and 2015.

Income tax expense for 2016 and 2015 is as follows:

	2016	2015

Current:
Federal	$—	$—
State	—	—

	—	—

Deferred:
Federal	$(924,670)	$(657,937)
State	(98,722)	(70,244)
Change in Valuation allowance	1,023,392	728,181
	$—	$—

The following is a summary of the Company’s deferred tax assets at December 31, 2016 and 2015:

	2016	2015

Deferred Tax Assets:
Net operating losses	$2,196,021	$1,414,628
Stock compensation	1,633,840	1,632,947
Debt discounts and derivatives	518,183	277,597
Other	132,279	120,990
Net deferred tax assets	4,480,323	3,446,162
Valuation allowance	(4,480,323)	(3,446,162)
	$—	$—

A reconciliation between the expected tax expense (benefit) and the effective tax rate for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015

Statutory federal income tax rate	(34.00%)	(34.00%)
State taxes, net of federal income tax	(3.63%)	(3.63%)
Effect of change in valuation allowance	—	—
Non-deductible expenses	37.63%	37.63%
	0%	0%

As of December 31, 2016, the Company had a tax net operating loss carry forward of approximately $5,836,000. Any unused portion of this carry forward expires in 2031. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

Note 10 – Commitments and Contingencies

Office Space

Effective April 1, 2014, the Company entered into a rent sharing agreement for the use of 1,300 square feet with a company controlled by the Company’s CFO. The Company agreed to pay $1,350 per month for the space. The Company terminated the agreement in September 2015.

In April 2014, the Company entered into a two year sublease agreement for the use of up to 7,500 square feet with a Colorado based oncology clinical trial and drug testing company and facility presently doing cancer research and testing for established pharmaceutical companies seeking FDA approval for new drugs. Pursuant to the lease, as amended, the Company agreed to pay $3,500 per month for the space. The lease expired in April 2016, and the Company owes the landlord $48,750.

Effective April 10, 2015, the Company entered into a four month lease agreement for the use of 170 square feet in California, for office space for our CEO. The Company agreed to pay $1,300 for the use of the space. The agreement expired in August 2015.

In December 2016, the Company signed a one year lease for office space in San Juan, Puerto Rico. The lease requires monthly base rent of $800 for the months of December 2016 through February 2017, and $900 per month for the months of March 2017 through November 2017.

In January 2017, the Company signed a five (5) year lease, beginning February 1, 2107, for approximately 6,000 square feet of office space, comprised of two floors, in San Juan, Puerto Rico. Pursuant to the lease, the Company will pay $3,000 per month for one floor for the first year of the lease. The rent will increase 3% per year on February beginning in 2018 and an additional 3% per year on each successive February 1, during the term of the lease. The landlord has agreed that for the month of February 2017, the rent will be $1,500. The rent for the other floor will be $2,000 per month during the term of the lease and the Company does not have any rent payments for the first three months of the lease (February 2017 through April 2017).

For the years ended December 31, 2016 and 2015, the Company recorded rent expense of $64,190 and $72,936, respectively.

Leased Properties

On April 28, 2014, the Company executed and closed a 10 year lease agreement for 20 acres of an agricultural farming facility located in South Florida following the approval of the so-called “Charlotte’s Web” legislation, aimed at decriminalizing low grade marijuana specifically for the use of treating epilepsy and cancer patients.  Pursuant to the lease agreement, the Company maintains a first right of refusal to purchase the property for three years. The Company prepaid the first year lease amount of $24,000 and based on the straight line expense over the term of the lease, the Company has recorded $38,244 of expense (included in leased property expenses) for each of the years ended December 31, 2016 and 2015. The Company is currently in default of the lease agreement, as rents have not been for the second year of the lease beginning May 2015.

On July 11, 2014, the Company signed a ten year lease agreement for an additional 40 acres in Pueblo, Colorado. The lease requires monthly rent payments of $10,000 during the first year and is subject to a 2% annual increase over the life of the lease. The lease also provides rights to 50 acres of certain tenant water rights for $50,000 annually plus cost of approximately $2,400 annually. The Company paid the $50,000 in July 2014. The Company has not used the land and effective July 31, 2016, stopped recording leased property expense for this property. Based on the straight line expense through July 31, 2016, the Company has recorded $76,650 and $158,485 of expense for the years ended December 31, 2016 and 2015, respectively, (included in leased property expenses) related to the land and water rights. The Company is currently in default of the lease agreement, as rents have not been paid since February 2015.

Future rent payments for the next five years and thereafter are as follows:

Twelve months ending December 31,	Amount
2017	$88,244
2018	96,128
2019	100,752
2020	105,761
2021	114,565
Thereafter	113,413
$618,863

Legal & Other

On March 2, 2015, the Company, the Company’s CEO and the Company’s CFO at the time were named in a civil complaint filed by Erick Rodriguez in the District Court in Clark County, Nevada (the “DCCC”). The complaint alleges that Mr. Rodriguez never received 250,000 shares of Series B preferred stock that were initially approved by the Board of Directors in 2012, subject to the completion of a merger of a company controlled by Mr. Rodriguez. Since the merger was never completed, the shares were never certificated to Mr. Rodriguez. On March 21, 2017, the DCC agreed to Set Aside the Entry of Default against the Defendants. Mr. Rodriguez resigned in June 2013.

On May 6, 2016, the Company, B. Michael Freidman and Barry Hollander (former CFO) were named as defendants in a Summons/Complaint filed by Justin Braune (the “Plaintiff”) in Palm Beach County Civil Court, Florida (the “PBCCC”). The complaint alleges that Mr. Braune was entitled to shares of common stock of the Company. On December 5, 2016, the PBCCC set aside a court default that had been previously issued. The defendants have answered the complaint, including the defenses that Mr. Braune advised the Company’s transfer agent and the Company in his letter of resignation dated November 4, 2015, clearly stating that he has relinquished all shares of common stock. The Company has filed a counterclaim suit against the Plaintiff, as well as sanctions against the Plaintiff and their counsel.

Note 11 – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2016 the Company had an accumulated deficit of $16,424,767 and working capital deficit of $2,679,929. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 12 – Segment Reporting

Description of Segments

During the years ended December 31, 2016 and 2015, the Company operated in one reportable segment, wholesale sales.

Note 13 – Subsequent Events

2017 Convertible Notes

On January 24, 2017, the Company completed the closing of a private placement financing transaction with LG, pursuant to a Securities Purchase Agreement (the “LG Purchase Agreement”). Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture (the “LG Debenture”) in the aggregate principal amount of $94,500, and delivered on January 25, 2017, gross proceeds of $90,000 excluding transaction costs, fees, and expenses.

On January 24, 2017, the Company completed the closing of a private placement financing transaction with Cerberus, pursuant to a Securities Purchase Agreement (the “Cerberus Purchase Agreement”). Pursuant to the Cerberus Purchase Agreement, Cerberus purchased an 8% Convertible Debenture (the “Cerberus Debenture”) in the aggregate principal amount of $63,000, and delivered on January 25, 2017, gross proceeds of $60,000 excluding transaction costs, fees, and expenses.

On February 1, 2017, the Company completed the closing of a private placement financing transaction with Power Up Lending Group, LTD, pursuant to a Securities Purchase Agreement (the “Power Up Purchase Agreement”). Pursuant to the Power Up Purchase Agreement, Power Up purchased an 12% Convertible Debenture (the “Power Up Debenture”) in the aggregate principal amount of $140,000, and delivered on February 3, 2017 (the “Funding Date”), gross proceeds of $136,500 excluding transaction costs, fees, and expenses. Principal and interest on the Power Up Debentures is due and payable on November 5, 2017, and the Power Up Debenture is convertible into shares of the Company’s common stock beginning six months from the Funding Date, at a VCP. The VCP is calculated as the average of the three (3) lowest closing bid price during the ten (10) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. The Company may prepay the Power Up Debenture, subject to prior notice to the holder within an initial 30 day period after issuance, by paying an amount equal to 120% multiplied by the amount that the Company is prepaying. For each additional 30 day period the amount being prepaid is multiplied by an additional 5%, up to a maximum of 140% on the 180th day from issuance. Beginning on the 180th day after the issuance of the Debentures, the Company is not permitted to prepay the Debenture, so long as the Debenture is still outstanding, unless the Company and the holder agree otherwise in writing.

On February 24, 2017, the Company completed the closing of a private placement financing transaction with LG. Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture in the aggregate principal amount of $26,000, and delivered on February 24, 2017, gross proceeds of $24,000 excluding transaction costs, fees, and expenses.

On February 24, 2017, the Company completed the closing of a private placement financing transaction with Cerberus, pursuant to a Securities Purchase Agreement (the “Cerberus Purchase Agreement”). Pursuant to the Cerberus Purchase Agreement, Cerberus purchased an 8% Convertible Debenture (the “Cerberus Debenture”) in the aggregate principal amount of $17,500, and delivered on February 27, 2017, gross proceeds of $16,000 excluding transaction costs, fees, and expenses.

On March 24, 2017, the Company completed the closing of a private placement financing transaction with LG. Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture in the aggregate principal amount of $52,000, and delivered on March 28, 2017, gross proceeds of $49,600 excluding transaction costs, fees, and expenses.

Principal and interest on the LG and Cerberus Debentures above is due and payable one year from their respective funding date, and the LG and Cerberus Debentures are convertible into shares of the Company’s common stock at any time at the discretion of LG and Cerberus, respectively, at a VCP. The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount.

The Company may prepay the LG and/or the Cerberus Debentures, subject to prior notice to the holder within an initial 30 day period after issuance, by paying an amount equal to 118% multiplied by the amount that the Company is prepaying. For each additional 30 day period the amount being prepaid is multiplied by an additional 6%, up to a maximum of 148% on the 180th day from issuance. Beginning on the 180th day after the issuance of the Debentures, the Company is not permitted to prepay the Debenture, so long as the Debenture is still outstanding, unless the Company and the holder agree otherwise in writing.

2017 Convertible Note Conversions

Since December 31, 2016 the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes (see Note 6):

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
1/10/17	$73,000	$5,664	$78,664	$0.01595	4,931,912	Cerberus
1/17/17	$57,500	$4,562	$62,062	$0.01537	4,037,878	LG
1/27/17	$48,129	$3,914	$52,043	$0.01276	4,078,598	Cerberus
2/8/17	$60,000	$5,050	$65,050	$0.012934	5,029,369	LG
2/27/17	$26,120	$2,171	$28,291	$0.013804	2,049,467	Cerberus
3/10/17	$40,000	$3,630	$43,630	$0.01363	3,200,997	LG
3/27/17	$34,775	$3,255	$38,030	$0.012876	2,953,523	Cerberus
3/28/17	$65,625	$3,697	$69,322	$0.01276	5,432,725
	$405,149	$31,941	$437,090		31,714,470

Other

On January 16, 2017, the Company entered into a Business Consultant Agreement (the “BCA”). Pursuant to the BCA, the Company issued 5,000,000 shares of common stock for services to be provided to the Company related to business development, product marketing, helping identify mergers and acquisition candidates, and will consult with and advise the Company on matters pertaining to business modeling and strategic alliances.

On January 27, 2017, the Company issued 1,000,000 shares of restricted common stock to Kopelowitz Ostrow P.A. (“KO”) pursuant to a Debt Settlement and Release Agreement (the “Debt Settlement”) by and between the Company and KO. Among the terms of the Debt Settlement was the forgiveness of $24,614.49 of debt the Company owed KO for legal services provided.

On January 30, 2017, the Company issued 10,000,000 shares of common stock to B. Michael Friedman, the Company’s CEO. The shares were issued for services Mr. Friedman has performed as the sole Officer and director of the Company since November 2014.

Also on January 30, 2017, the Company issued 1,000,000 shares of common stock to Venture Equity as consideration for the cancellation of $12,000 of accrued and unpaid fees owed Venture Equity.

On February 7, 2017, the Company completed the purchase and closing of the eighty (80) acre approved cannabis farm for the medicinal and recreational sector located in Pueblo, Colorado. The Company now owns the parcel including water and mineral rights, a major land asset for the cultivation of cannabis. The Company plans to section the parcel by acres and lease to licensed cultivators, manufacturers and lab testing companies.

