Form 10-Q
period 2017-03-31
AGRITEK HOLDINGS, INC.
filed 2017-05-15
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

The number of shares outstanding of the Registrant's $0.0001 par value Common Stock as of May 12, 2017, was 457,877,599 shares.

AGRITEK HOLDINGS, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2017

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

Although forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2016, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q.

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

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$241,120	$67,260
Marketable Securities	25,337	39,769
Prepaid assets and other	19,000	10,000
Total current assets	285,457	117,029

Property and equipment, net of accumulated depreciation of $9,953 (2017) and $8,308 (2016)	158,550	26,280
Investments in non-marketable securities	50,000	50,000
Security deposit and other	3,825	825
Total assets	$497,832	$194,134

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$527,277	$550,886
Due to related party	59,773	54,246
Customer deposits	2,400	2,400
Deferred rent	6,854	—
Convertible notes payable, net of discount of $392,954 (2017) and $257,034 (2016)	476,377	569,446
Derivative liabilities	1,308,212	1,613,770
Note payable, current portion	35,000	—
Total current liabilities	2,415,893	2,790,747

Commitments and Contingencies

Stockholders' Deficit:
Series B convertible preferred stock, $0.01 par value; 1,000,000 shares authorized, and 1,000 shares issued and outstanding	10	10
Common stock, $.0001 par value; 500,000,000 shares authorized; 449,581,919 (2017) and 400,867,449 (2016) shares issued and outstanding	44,958	40,087
Additional paid-in capital	15,214,925	13,764,813
Accumulated comprehensive gain	8,812	23,244
Accumulated deficit	(17,186,766)	(16,424,767)
Total stockholders' deficit	(1,918,061)	(2,596,613)

Total liabilities and stockholders' deficit	$497,832	$194,134

See notes to condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	March 31,
	2017		2016

Product revenue		$—		$3,228
Cost of revenue		—		3,161
Gross profit		—		67

Operating Expenses:
Administrative and management fees including $37,500 (2017 and 2016) of related party compensation and $300,000 (2017) stock based compensation- related		352,700		39,150
Professional and consulting fees (including $166,831 (2017) and $2,371 (2016) of stock based compensation)		270,986		36,341
Gain on recapture of reserve for land		(47,502)		—
Rent and other occupancy costs		21,679		10,500
Leased property expense		9,561		42,411
Other general and administrative expenses		39,512		35,215

Total operating expenses		646,935		163,616

Operating loss		(646,935)		(163,550)

Other Income (Expense):
Gain/(loss) on debt settlement				84,057
Interest expense		(333,242)		(141,217)
Derivative liability expense		218,178		(331,546)

Total other expense, net		(115,064)		(388,706)

Net loss		$(761,999)		$(552,256)

Unrealized gain (loss) on marketable securities		$(14,432)		$15,533
Net comprehensive loss		$(776,431)		$(536,723)

Basic and diluted loss per share	$	*	$	*

Weighted average number of common shares outstanding
Basic and diluted		427,965,019		285,222,446

* Less than $0.01
See notes to condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	March 31,
	2017	2016

Cash flow from operating activities:
Net loss	$(761,999)	$(552,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock and warrants issued for consulting services including $300,000 (2017) related party	466,831	2,371
Amortization of deferred financing costs	22,100	—
Recapture of reserve for land	(47,502)	—
Depreciation	1,646	691
Initial expense for fair value of derivative liabilities	349,934	339,162
Amortization of discounts on convertible notes	289,979	130,115
Change in fair values of derivative liabilities	(568,112)	(7,616)
Gain on debt settlement	—	(84,057)
Changes in operating assets and liabilities:
Decrease (increase) in :
Prepaid assets and other	(9,000)	2,500
Security deposit	(3,000)	—
Increase (decrease) in:
Accounts payable and accrued expenses	46,116	61,386
Due to related party	5,527	(8,002)
Deferred rent	6,854	—
Tenant deposits	—	2,400
Net cash used in operating activities	(200,626)	(113,306)

Cash flows from investing activities:
Purchase of property, equipment and furniture	(51,413)	—
Net cash used in investing activities	(51,413)	—

Cash flows from financing activities:
Proceeds from issuance of convertible debt	425,900	107,500
Proceeds from issuance of note payable, shareholder	—	400
Payments made on note payable, shareholder	—	(400)
Net cash provided by financing activities	425,900	107,500

Net increase (decrease) in cash and cash equivalents	173,860	(5,806)

Cash and cash equivalents, Beginning	67,260	11,548

Cash and cash equivalents, Ending	$241,120	$5,743

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Conversion of notes payable and interest into common stock	$191,386	$28,176
Change in fair value for available for sale marketable securities	$(14,432)	$15,533
Issuance of note payable as part of land acquisition	$35,000	$—

See notes to condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

Note 1 - Organization

Business

Agritek Holdings, Inc. (the “Company” or “Agritek”) and its wholly-owned subsidiaries, MediSwipe, Inc., Prohibition Products Inc., and Agritek Venture Holdings, Inc. (“AVHI”) provide turnkey support solutions to the legal cannabis industry. We provide key business services to the legal cannabis sector including:

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto. Interim results of operations for the three months ended March 31, 2017 are not necessarily indicative of future results for the full year. Certain amounts from the 2015 period have been reclassified to conform to the presentation used in the current period.

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

Accounts Receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of March 31, 2017, based on the above criteria, the Company has a full allowance for doubtful accounts of $43,408.

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

Property and Equipment

Property and equipment are stated at cost, and except for land, depreciation is provided by use of a straight-line method over the estimated useful lives of the assets. The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. In November 2015, the Company was made aware that the land transaction regarding 80 acres in Pueblo County, Colorado, may not have been properly deeded to the Company. The company was a party to the land purchase, however, the second party to the land contract never filed the original quit claim deed on behalf of the Company, even though a copy of the notarized quit claim deed was sent to the Company. In February, 2017, the original owner of the 80 acres foreclosed on the property from the second party and the Company entered into a new land purchase contract directly with the landowner on February 7, 2017.To date, the Company has paid a total of $88,992 and is on the deed of trust of the property with a remaining note balance of approximately $35,000 held by the original owner. The estimated useful lives of property and equipment are as follows:

Furniture and equipment	5 years

The Company's property and equipment consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Furniture and equipment	$44,446	$34,587
Land	124,057	—
Accumulated depreciation	(9,953)	(8,307)
Balance	$158,550	$26,280

Depreciation expense of $1,646 and $691 was recorded for the three months ended March 31, 2017 and 2016, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the month in which products are shipped or commissions are earned. No revenue has been recognized for the three months ended March 31, 2017.

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of March 31, 2017 there were warrants and options to purchase 8,223,864 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 68,002,635 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

Accounting for Stock-Based Compensation

The Company accounts for stock awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Stock awards granted to non-employees are valued at their respective measurement dates based on the trading price of the Company’s common stock and recognized as expense during the period in which services are provided. For the three months ended March 31, 2017, the Company recorded stock based compensation of $466,831 (See Note 7).

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

Advertising

The Company records advertising costs as incurred. For the three months ending March 31, 2017 and 2016, advertising expense was $2,000 and $3,059, respectively.

Note 3 – Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 4 – Concentration of Credit Risk

Cash

Financial   instruments   that   potentially   subject   the   Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances.

Note 5 – Convertible Debt and Note Payable

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

On January 19, 2016, the Company accepted and agreed to a Debt Purchase Agreement (the “DPA”), whereby LG Capital Funding, LLC (“LG”) acquired $157,500 of the Tonaquint 2014 Convertible Note in exchange for $75,000. The Company issued an 8% Replacement Note to LG for $157,500 (the “Second Replacement Note”). The Second Replacement Note is due January 19, 2017 and is convertible into shares of the Company’s common stock at any time at the discretion of LG at a variable conversion price (“VCP”). The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. For the three months ended March 31, 2017, the Company issued 12,268,244 shares of common stock upon the conversion of $157,500 of principal and $13,242 accrued and unpaid interest on the note. The shares were issued at approximately $0.014 per share. The principal balance of the note as of March 31, 2017 and December 31, 2016 was $-0- and $157,500, respectively.

On January 19, 2016, the Company accepted and agreed to a DPA, whereby Cerberus Finance Group, LTD (“Cerberus”) acquired $154,315 of principal and $2,434 of accrued and unpaid interest of the Tonaquint 2014 Convertible Note in exchange for $75,000. The Company issued an 8% Replacement Note to Cerberus for $156,749 (the “Third Replacement Note”). The Third Replacement Note is due January 19, 2017 and is convertible into shares of the Company’s common stock at any time at the discretion of LG at a VCP. The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. For the three months ended March 31, 2017, the Company issued 11,059,977 shares of common stock upon the conversion of $147,249 of principal and $11,749 accrued and unpaid interest on the note. The shares were issued at approximately $0.0144 per share. The principal balance of the note as of March 31, 2017 and December 31, 2016 was $-0- and $147,249, respectively.

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

On January 19, 2016, the Company completed the closing of a private placement financing transaction with Cerberus, pursuant to a Securities Purchase Agreement (the “Cerberus Purchase Agreement”). Pursuant to the Cerberus Purchase Agreement, Cerberus purchased an 8% Convertible Debenture (the “Cerberus Debenture”) in the aggregate principal amount of $34,775, and delivered on January 25, 2016, gross proceeds of $25,000 excluding transaction costs, fees, and expenses. For the three months ended March 31, 2017, the Company issued 2,953,523 shares of common stock upon the conversion of $34,775 of principal and $3,255 accrued and unpaid interest on the note. The shares were issued at approximately $0.01287 per share. The principal balance of the note as of March 31, 2017 and December 31, 2016 was $-0- and $34,775, respectively.

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

On April 15, 2016, the Company completed the closing of a private placement financing transaction with LG, pursuant to a Securities Purchase Agreement (the “LG Purchase Agreement”). Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture (the “LG Debenture”) in the aggregate principal amount of $65,625, and delivered on April 15, 2016, gross proceeds of $62,500 excluding transaction costs, fees, and expenses. . For the three months ended March 31, 2017, the Company issued 5,432,726 shares of common stock upon the conversion of $65,625 of principal and $3,698 accrued and unpaid interest on the note. The shares were issued at approximately $0.01276 per share. The principal balance of the note as of March 31, 2017 and December 31, 2016 was $-0- and $34,775, respectively.

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

The Company determined that the conversion feature of the 2017 Convertible Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the 2017 Convertible Notes were not considered to be conventional debt under ASC 815-40 (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock) and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments being recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The embedded feature included in the 2017 Convertible Notes resulted in an initial debt discount of $425,990, an initial derivative liability expense of $305,361 and an initial derivative liability of $731,261.

Convertible Note Conversions

During the three months ended March 31, 2017, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
1/10/17	$73,000	$5,664	$78,664	$0.01595	4,931,912	Cerberus
1/17/17	$57,500	$4,562	$62,062	$0.01537	4,037,878	LG
1/27/17	$48,129	$3,914	$52,043	$0.01276	4,078,598	Cerberus
2/08/17	$60,000	$5,050	$65,050	$0.012934	5,029,369	LG
2/27/17	$26,120	$2,171	$28,291	$0.013804	2,049,467	Cerberus
3/10/17	$40,000	$3,630	$43,630	$0.01363	3,200,997	LG
3/27/17	$34,775	$3,255	$38,030	$0.012876	2,953,523	Cerberus
3/28/17	$65,625	$3,697	$69,322	$0.01276	5,432,725	LG
	$405,149	$31,941	$437,090		31,714,470

As of March 31, 2017, the Company revalued the embedded conversion feature of the 2015, 2016 and 2017 Convertible Notes. The fair value of the 2015, 2016 and 2017 Convertible Notes was calculated at March 31, 2017 based on the Black Scholes method consistent with the terms of the related debt.

A summary of the derivative liability balance as of March 31, 2017 is as follows:

Beginning Balance	$1,613,770
Initial Derivative Liability	775,834
Fair Value Change	(568,112)
Reduction for conversions	(513,280)
Ending Balance	$1,308,212

The fair value at the commitment date for the 2017 Convertible Notes and the re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2017:

	Commitment date	Remeasurement date
Expected dividends	-0-	-0-
Expected volatility	206%-235%	204%-236%
Expected term	12 months	3-12 months
Risk free interest	.65%-1.0%	.51%-1.03%

A summary of the convertible notes payable balance as of March 31, 2017 is as follows:

2017
Beginning Principal Balance	$826,480
Convertible notes-newly issued	448,000
Conversion of convertible notes (principal)	(405,149)
Unamortized discount	(392,954)
Ending Principal Balance	$476,377

Note Payable Land

On March 18, 2014, in conjunction with the land purchase of 80 acres in Pueblo County, Colorado, the Company paid $36,000 cash and entered into a promissory note in the amount of $85,750. On March 4, 2015, and May 4, 2015, the Company paid $9,000 and $2,437, respectively, of the December 1, 2014 amount. In November 2015, the Company was made aware that the land transaction regarding 80 acres in Pueblo County, Colorado, may not have been properly deeded to the Company. The company was a party to the land purchase, however, the second party to the land contract never filed the original quit claim deed on behalf of the Company, even though a copy of the notarized quit claim deed was sent to the Company. In February, 2017, the original owner of the 80 acres foreclosed on the property from the second party and the Company entered into a new land purchase contract directly with the landowner on February 7, 2017.To date, the Company has paid a total of $88,992 and is on the deed of trust of the property with a remaining note balance of approximately $35,000 held by the original owner.

Note 6 – Related Party Transactions

Effective January 1, 2013, the Company agreed to an annual compensation of $150,000 for its CEO, Mr. Michael Friedman (resigned March 20, 2015, re-appointed November 4, 2015). Effective March 20, 2015, Mr. Justin Braune was named CEO and President. Mr. Braune also was appointed to the Board of Directors. The Company agreed to an annual compensation of $100,000 for Mr. Braune in his role of CEO and Director of the Company and to issue Mr. Braune 15,000,000 shares of restricted common stock. Mr. Braune resigned from the board of directors and as CEO on November 4, 2015, and agreed to cancel the 15,000,000 shares in his letter of resignation. The Company also initially issued Mr. Braune 12,500,000 shares of common stock on October 13, 2015. On October 16, 2015, Mr. Braune advised the Company’s transfer agent at the time to cancel the shares.

For the three months ended March 31, 2017 and 2016, the Company recorded expenses of $37,500 to the CEO, included in Administrative and Management Fees in the consolidated statements of operations, included herein. As of March 31, 2017 and December 31, 2016, the Company owed the CEO $59,773 and $54,246, respectively and is included in due to related party on the Company’s consolidated balance sheet. On January 30, 2017, the Company issued 10,000,000 shares of common stock to the Company’s CEO. The shares were issued for services performed as the sole Officer and director of the Company since November 2014.

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

Note 7 – Common and Preferred Stock

Common Stock

During the three months ended March 31, 2017, the Company issued the following shares of common stock upon the conversions of portions of the convertible notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
1/10/17	$73,000	$5,664	$78,664	$0.01595	4,931,912	Cerberus
1/17/17	$57,500	$4,562	$62,062	$0.01537	4,037,878	LG
1/27/17	$48,129	$3,914	$52,043	$0.01276	4,078,598	Cerberus
2/08/17	$60,000	$5,050	$65,050	$0.012934	5,029,369	LG
2/27/17	$26,120	$2,171	$28,291	$0.013804	2,049,467	Cerberus
3/10/17	$40,000	$3,630	$43,630	$0.01363	3,200,997	LG
3/27/17	$34,775	$3,255	$38,030	$0.012876	2,953,523	Cerberus
3/28/17	$65,625	$3,697	$69,322	$0.01276	5,432,725	LG
	$405,149	$31,941	$437,090		31,714,470

In addition to the above, during the three months ended March 31, 2017, the Company:

On January 16, 2017, the Company entered into a Business Consultant Agreement (the “BCA”). Pursuant to the BCA, the Company issued 5,000,000 shares of common stock for services to be provided to the Company related to business development, product marketing, helping identify mergers and acquisition candidates, and will consult with and advise the Company on matters pertaining to business modeling and strategic alliances. The Company valued the shares at $0.03 per share (the market price of the common stock) and recorded stock compensation expense of $150,000.

On January 27, 2017, the Company issued 1,000,000 shares of restricted common stock to Kopelowitz Ostrow P.A. (“KO”) pursuant to a Debt Settlement and Release Agreement (the “Debt Settlement”) by and between the Company and KO. Among the terms of the Debt Settlement was the forgiveness of $24,614.49 of debt the Company owed KO for legal services provided.

On January 30, 2017, the Company issued 1,000,000 shares of common stock to Venture Equity. The Company valued the shares at $0.03 per share (the market price of the common stock) and cancelled of $13,169 of accrued and unpaid fees owed Venture Equity and recorded stock based compensation expense of $16,831.

Also on January 30, 2017, the Company issued 10,000,000 shares of common stock to the Company’s CEO. The shares were issued for services performed as the sole Officer and director of the Company since November 2014. The Company valued the shares at $0.03 per share (the market price of the common stock) and recorded stock compensation expense, management, of $300,000.

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

The Series B Preferred Stock has the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future. The Series B Preferred Stock has a right to vote on all matters presented or submitted to the Company’s stockholders for approval in pari passu with the common stockholders, and not as a separate class. The holders of Series B Preferred Stock have the right to cast votes for each share of Series B Preferred Stock held of record on all matters submitted to a vote of common stockholders, including the election of directors. There is no right to cumulative voting in the election of directors. The holders of Series B Preferred Stock vote together with all other classes and series of common stock of the Company as a single class on all actions to be taken by the common stockholders except to the extent that voting as a separate class or series is required by law. As of March 31, 2017 and December 31, 2016, there were 1,000 shares of Class B Preferred Stock outstanding.

Warrants and Options

On April 14, 2015, in connection with the appointment of Dr. Stephen Holt to the advisory board, the Company agreed the advisor shall receive a non-qualified stock option to purchase 1,000,000 shares (“Option Shares”) of the Company’s common stock at an exercise price equal to $0.05 per share and expiring April 14, 2018. Option Shares of 400,000 vested immediately and 50,000 Option Shares vested each month from April 2015 through March 2016. Accordingly, as of March 31, 2016, 1,000,000 Option Shares have vested and the Company recorded $2,317 as stock compensation expense for the three months ended March 31, 2016, based on Black-Scholes.

On April 26, 2013 and in connection with the appointment of Mr. James Canton to the Company’s advisory board, the Company issued a warrant to Mr. Canton to purchase 300,000 shares of common stock. The warrant expired April 26, 2016.

On October 31, 2016, the Company granted (Warrant #1) to St. George the right to purchase at any time on or after November 10, 2016 (the “Issue Date”) until the date which is the last calendar day of the month in which the fifth anniversary of the Issue Date occurs (the “Expiration Date”), a number of fully paid and non-assessable shares (the “Warrant Shares”) of Company’s common stock, equal to $57,500 divided by the Market Price (defined below) as of the Issue Date, as such number may be adjusted from time to time pursuant to the terms and conditions of Warrant #1 to Purchase Shares of Common Stock. The exercise price is $0.05 and is subject to price adjustments pursuant to the agreement and includes a cashless exercise provision. The Company also issued Warrant #’s 2-9, with each warrant only effective upon St. George funding of the secured notes they issued to the Company. Warrant #’s 2-9 give St. George the right to purchase Warrant Shares equal to $27,500 divided by the Market Price on the funded date. On December 14, 2016, the Company received a payment of $50,000, and accordingly, Warrant #2 became effective. On March 12, 2017, the Company received a payment of $50,000, and accordingly, Warrant #3 became effective.

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted. The Company valued the embedded derivatives within the warrants using the Black-Scholes valuation model.   The fair value at the funding date for Warrant #3 and the re-measurement dates for Warrant #’s 1-3 were based upon the following management assumptions as of March 31, 2017:

	Commitment date	Remeasurement date
Expected dividends	-0-	-0-
Expected volatility	216%	204%
Expected term	4.64 years	4.59 years
Risk free interest	1.72%	1.67%

The embedded derivative within Warrant #3 resulted in an initial derivative liability expense and an initial derivative liability of $44,573.

The valuation of the embedded derivative within the effective warrants was recorded with an offsetting gain/loss on derivative liability.

Note 8 – Commitments and Contingencies

Office Space

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

In January 2017, the Company signed a five (5) year lease, beginning February 1, 2107, for approximately 6,000 square feet of office space, comprised of two floors, in San Juan, Puerto Rico. Pursuant to the lease, the Company will pay $3,000 per month for the third floor of the building for the first year of the lease. The rent will increase 3% per year on February beginning in 2018 and an additional 3% per year on each successive February 1, during the term of the lease. The landlord has agreed that for the month of February 2017, the rent will be $1,500. The rent for second floor of the building will be $2,000 per month during the term of the lease and the Company does not have any rent payments for the first three months of the lease (February 2017 through April 2017).

For the three months ended March 31, 2017 and 2016, the Company recorded rent expense of $21,679 and $10,500, respectively.

Leased Properties

On April 28, 2014, the Company executed and closed a 10 year lease agreement for 20 acres of an agricultural farming facility located in South Florida following the approval of the so-called “Charlotte’s Web” legislation, aimed at decriminalizing low grade marijuana specifically for the use of treating epilepsy and cancer patients.  Pursuant to the lease agreement, the Company maintains a first right of refusal to purchase the property for three years. The Company has recorded $9,561 of expense (included in leased property expenses) for the three months ended March 31, 2017 and 2016, respectively. The Company is currently in default of the lease agreement, as rents have not been for the second year of the lease beginning May 2015.

On July 11, 2014, the Company signed a ten year lease agreement for an additional 40 acres in Pueblo, Colorado. The lease requires monthly rent payments of $10,000 during the first year and is subject to a 2% annual increase over the life of the lease. The lease also provides rights to 50 acres of certain tenant water rights for $50,000 annually plus cost of approximately $2,400 annually. The Company paid the $50,000 in July 2014, and has not used the property and any water and has not paid for any water rights after September 30, 2015. The Company has recorded $-0- and $32,850 of expense for the three months ended March 31, 2017 and 2016 respectively, (included in leased property expenses). The Company is currently in default of the lease agreement, as rents have not been paid since February 2015.

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

Note 9 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2017 the Company had an accumulated deficit of $17,186,766 and working capital deficit of $2,130,436, inclusive of a derivative liability of $1,308,212. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 10 – Segment Reporting

During the three months ended March 31, 2017 and 2016, the Company operated in one reportable segment, wholesale sales.

Note 11 – Subsequent Events

On April 24, 2017, the Company completed the closing of a private placement financing transaction with Cerberus, pursuant to a Securities Purchase Agreement (the “Cerberus Purchase Agreement”). Pursuant to the Cerberus Purchase Agreement, Cerberus purchased an 8% Convertible Debenture (the “Cerberus Debenture”) in the aggregate principal amount of $42,000, and delivered on May 3, 2017, gross proceeds of $40,000 excluding transaction costs, fees, and expenses.

On April 25, 2017, the Company issued 8,295,680 shares of common stock upon the conversion of $80,834.11 of principal and interest. The shares were issued at $0.009744 per share.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the nine months ended March 31, 2017 and 2016.

The independent auditor’s report on our financial statements for the years ended December 31, 2016 and 2015 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 9 to the unaudited condensed financial statements.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditor has raised substantial doubt about our ability to continue as a going concern.

Results of Operations

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Revenues

Revenues for the three months ended March 31, 2017 and 2016 were $-0- and $3,228 and consisted of wholesale goods.

Operating Expenses

Operating expenses were $646,935 and $163,616 for the three months ended March 31, 2017 and 2016, respectively. The expenses were comprised of:

	Three months ended March 31,
Description	2017	2016
Administration and management fees	$52,700	$39,150
Stock compensation expense, management	300,000	—
Stock compensation expense, other	166,831	2,371
Gain on recapture of reserve on land	(47,502)	—
Professional and consulting fees	104,155	33,970
Rent and occupancy costs	21,679	10,500
Property and maintenance cost	9,561	42,411
General and other administrative	39,511	35,214
Total	$646,935	$163,616

Administration and management fees includes $37,500 expensed as fees for our CEO for the three months ended March 31, 2017 and 2017. Also included were fees paid for administration services of $12,500 and $2,150 for the three months ended March 31, 2017 and 2016, respectively. The Company has agreed to compensation of $12,500 per month for the Company’s CEO and estimates that administration fees will be approximately $5,600 per month at this time.

Stock compensation expense, management was $300,000 and $-0-, respectively, for the three months ended March 31, 2017 and 2016, respectively. The 2017 amount is comprised of the Company issuing 10,000,000 shares of common stock to the Company’s CEO. The shares were issued for services performed as the sole Officer and director of the Company since November 2014. The Company valued the shares at $0.03 per share (the market price of the common stock) and recorded stock compensation expense, management, of $300,000.

Stock compensation expense, other (included in professional and consulting fees) was $166,831 and $2,371, for the three months ended March 31, 2017 and 2016, respectively. The current period expenses were comprised of:

On January 16, 2017, the Company entered into a Business Consultant Agreement (the “BCA”). Pursuant to the BCA, the Company issued 5,000,000 shares of common stock for services to be provided to the Company related to business development, product marketing, helping identify mergers and acquisition candidates, and will consult with and advise the Company on matters pertaining to business modeling and strategic alliances. The Company valued the shares at $0.03 per share (the market price of the common stock) and recorded stock compensation expense of $150,000, and

On January 30, 2017, the Company issued 1,000,000 shares of common stock to Venture Equity. The Company valued the shares at $0.03 per share (the market price of the common stock) and cancelled of $13,169 of accrued and unpaid fees owed Venture Equity and recorded stock based compensation expense of $16,831.

The Company recorded $2,371 as stock compensation expense for three months ended March 31, 2016, related to the final amortization of vested options issued to a board of director advisor.

Professional and consulting fees (excluding stock compensation, other) increased to $104,155 for the three months ended March 31, 2017, compared to $33,970 for the three months ended March 31, 2016, and is comprised of the following:

	Three months ended March 31,
	2017	2016
Legal fees	$46,155	$6,225
Consulting fees	16,000	—
Accounting and audit fees	29,500	14,000
Investor relation costs, including related party of $12,500 (2017) and $9,500 (2016)	12,500	13,745
Total	$104,155	$33,970

Rent and occupancy costs were $21,679 and $10,500 for the three months ended March 31, 2017, respectively. The increase was primarily due to in January 2017, the Company signed a five (5) year lease, beginning February 1, 2107, for approximately 6,000 square feet of office space, comprised of two floors, in San Juan, Puerto Rico. Pursuant to the lease, the Company will pay $3,000 per month for one floor for the first year of the lease. The rent will increase 3% per year on February beginning in 2018 and an additional 3% per year on each successive February 1, during the term of the lease. The landlord has agreed that for the month of February 2017, the rent will be $1,500. The rent for the other floor will be $2,000 per month during the term of the lease and the Company does not have any rent payments for the first three months of the lease (February 2017 through April 2017). The Company is straight lining the total lease payments over the term of the lease and for the three months ended March 31, 2017 has included $11,354 of rent expense.

Leased property available for sub-lease and property maintenance costs were $9,561 and $42,411 for the three months ended March 31, 2017 and 2016, respectively. These costs were comprised of leased real estate. On April 28, 2014, the Company executed and closed a 10 year lease agreement for 20 acres of an agricultural farming facility located in South Florida. Pursuant to the lease agreement, the Company maintains a first right of refusal to purchase the property for three years. The Company has recorded $9,561 of expense for the three months ended March 31, 2017 and 2016, respectively. The Company is currently in default of the lease agreement, as rents have not been for the second year of the lease beginning May 2015. On July 11, 2014, the Company signed a ten year lease agreement for an additional 40 acres in Pueblo, Colorado. The lease requires monthly rent payments of $10,000 during the first year and is subject to a 2% annual increase over the life of the lease. The Company has recorded $-0- and $32,850 of expense for the three months ended March 31, 2017 and 2016 respectively. The Company is currently in default of the lease agreement, as rents have not been paid since February 2015.

General and other administrative costs for the three months ended March 31, 2017, were $39,511, compared to $35,214, for the three months ended March 31, 2016, respectively, consisting of public company expenses (transfer agent, filing fees and etc.), payroll, office and other taxes.

Other Income (Expense), Net

Other expense for the three months ended March 31, 2017 was $115,064 compared to $388,706 for the three months ended March 31, 2016, respectively. Other expense for the 2017 period was from the decrease on the fair value of derivatives of $218,178 and interest expense of $333,242. Other expense for the 2016 period was from the increase on the fair value of derivatives of $331,546 and interest expense of $141,217 partially offset by a gain in debt extinguishment of $84,057.

Interest expense for each of the periods is as follows:

	Three months ended March 31,
	2017	2016
Interest on face value	$21,163	$11,102
Amortization of note discount	289,979	124,134
Amortization of deferred financing fees	22,100	5,981
Total	$333,242	$141,217

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2017, we had cash and cash equivalents of $241,120, an increase of $173,860, from $67,260 as of December 31, 2016. At March 31, 2017, we had current liabilities of $2,415,893 (including $1,308,212 of non-cash derivative liabilities) compared to current assets of $285,457 which resulted in working capital deficit of $2,130,436. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities and notes payable.

Operating Activities

For the three months ended March 31, 2017, net cash used in operating activities was $200,626 compared to $113,306 for the three months ended March 31, 2016.

The Company had a net loss for the three months ended March 31, 2017 of $761,999 which included non-cash expenses of stock based compensation of $466,831, the initial derivative liability expense of $349,934 on new convertible notes issued and the amortization of discounts on convertible notes of $312,079, reduced by a gain on reversing a previous reserve on land acquired of $47,502 and for the decrease in fair value of the derivative liability of $568,112. Changes in operating assets and liabilities that decreased cash used in operating activities included an increase in accounts payable and accrued expenses of $46,116, related party payable of $5,527 and deferred rent of $6,854.

The Company had a net loss for the three months ended March 31, 2016 of $552,256 offset by a gain on debt settlements of $84,057 which included non-cash expenses for the initial fair value of the derivative liability of $339,162, amortization of discounts on convertible notes of $130,115, warrants previously issued (now vested) for services of $2,371 and depreciation expense of $691. Changes in operating assets and liabilities that reduced cash used in operating activities included an increase in accounts payable and accrued expenses of $61,386 and tenant deposits of $2,400, and decreases in prepaid assets of $2,500 and related party payable of $2,400.

Investing Activities

During the three months ended March 31, 2017, net cash used in investing activities was $51,413 compared to $-0- for the three months ended March 31, 2016. The 2017 period was the result of the Company paying $41,554 as part of the purchase price to acquire 80 acres in Pueblo Colorado and $9,859 in furniture and equipment for the Puerto Rico offices.

Financing Activities

Net cash provided by financing activities was $425,900 and $107,500 for the three months ended March 31, 2017 and 2016, respectively. The 2017 and 2016 activity was a result of proceeds from the issuance of convertible promissory notes.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit at March 31, 2017, a net loss and net cash used in operating activities for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto. Interim results of operations for the three months ended March 31, 2017 are not necessarily indicative of future results for the full year. Certain amounts from the 2016 period have been reclassified to conform to the presentation used in the current period.

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

Accounts Receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of March 31, 2017, based on the above criteria, the Company has an allowance for doubtful accounts of $44,068.

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of March 31, 2017 there were warrants and options to purchase 8,223,864 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 68,002,635 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

Accounting for Stock-based Compensation

The Company accounts for stock awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Stock awards granted to non-employees are valued at their respective measurement dates based on the trading price of the Company’s common stock and recognized as expense during the period in which services are provided. For the three months ended March 31, 2017, the Company recorded stock based compensation of $466,831 (See Note 7).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective as of March 31, 2017 due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, the Company issued the following shares of common stock upon the conversions of portions of the convertible notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
1/10/17	$73,000	$5,664	$78,664	$0.01595	4,931,912	Cerberus
1/17/17	$57,500	$4,562	$62,062	$0.01537	4,037,878	LG
1/27/17	$48,129	$3,914	$52,043	$0.01276	4,078,598	Cerberus
2/08/17	$60,000	$5,050	$65,050	$0.012934	5,029,369	LG
2/27/17	$26,120	$2,171	$28,291	$0.013804	2,049,467	Cerberus
3/10/17	$40,000	$3,630	$43,630	$0.01363	3,200,997	LG
3/27/17	$34,775	$3,255	$38,030	$0.012876	2,953,523	Cerberus
3/28/17	$65,625	$3,697	$69,322	$0.01276	5,432,725	LG
	$405,149	$31,941	$437,090		31,714,470

In addition to the above, during the three months ended March 31, 2017, the Company:

On January 16, 2017, the Company entered into a Business Consultant Agreement (the “BCA”). Pursuant to the BCA, the Company issued 5,000,000 shares of common stock for services to be provided to the Company related to business development, product marketing, helping identify mergers and acquisition candidates, and will consult with and advise the Company on matters pertaining to business modeling and strategic alliances. The Company valued the shares at $0.03 per share (the market price of the common stock) and recorded stock compensation expense of $150,000.

On January 27, 2017, the Company issued 1,000,000 shares of restricted common stock to Kopelowitz Ostrow P.A. (“KO”) pursuant to a Debt Settlement and Release Agreement (the “Debt Settlement”) by and between the Company and KO. Among the terms of the Debt Settlement was the forgiveness of $24,614.49 of debt the Company owed KO for legal services provided.

On January 30, 2017, the Company issued 1,000,000 shares of common stock to Venture Equity. The Company valued the shares at $0.03 per share (the market price of the common stock) and cancelled of $13,169 of accrued and unpaid fees owed Venture Equity and recorded stock based compensation expense of $16,831.

Also on January 30, 2017, the Company issued 10,000,000 shares of common stock to the Company’s CEO. The shares were issued for services performed as the sole Officer and director of the Company since November 2014. The Company valued the shares at $0.03 per share (the market price of the common stock) and recorded stock compensation expense, management, of $300,000.

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

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

10.1	Form of Convertible Promissory Note by and between Agritek Holdings, Inc. and Vis Vires Group, Inc. dated February 23, 2015. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 10-Q with the SEC on May 18, 2015).
10.2	Form of 8% Convertible Redeemable Note by and between Agritek Holdings, Inc. and LG Capital Funding, LLC dated March 27, 2015. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 10-Q with the SEC on May 18, 2015).
10.3	Form of 8% Convertible Redeemable Note by and between Agritek Holdings, Inc. and GW Holding Group, LLC dated March 30, 2015. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 10-Q with the SEC on May 18, 2015).
10.4+	Employment and Board of Directors Agreement effective March 20, 2015 by and between Agritek Holdings, Inc. and Justin Braune (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on March 20, 2015).
10.5	Deed in Lieu of Foreclosure Agreement dated December 16, 2015, by and among Agritek Holdings, Inc. and Tonaquint, Inc. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on February 12, 2016).
10.6	Replacement Note dated January 5, 2016, issued to LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.2 as filed on Form 8-K with the SEC on February 12, 2016).
10.7	Replacement Note dated January 5, 2016, issued to LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.3 as filed on Form 8-K with the SEC on February 12, 2016).
10.8	Replacement Note dated January 5, 2016, issued to Cerberus Finance Group, LTD (Incorporated herein by reference to Exhibit 10.4 as filed on Form 8-K with the SEC on February 12, 2016).
10.9	Securities Purchase Agreement dated January 19, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.5 as filed on Form 8-K with the SEC on February 12, 2016).
10.10	Convertible Redeemable Note dated January 19, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.6 as filed on Form 8-K with the SEC on February 12, 2016).
10.11	Securities Purchase Agreement dated January 19, 2016, by and between Agritek Holdings, Inc. and Cerberus Finance Group, LTD. (Incorporated herein by reference to Exhibit 10.7 as filed on Form 8-K with the SEC on February 12, 2016).
10.12	Convertible Redeemable Note dated January 19, 2016, by and between Agritek Holdings, Inc. and Cerberus Finance Group, LTD (Incorporated herein by reference to Exhibit 10.8 as filed on Form 8-K with the SEC on February 12, 2016).
10.13	Securities Purchase Agreement dated March 23, 2016, by and between Agritek Holdings, Inc. and Cerberus Finance Group, LTD. (Incorporated herein by reference to Exhibit 10.13 as filed on Form 10-Q with the SEC on May 23, 2016).
10.14	Convertible Redeemable Note dated March 23, 2016, by and between Agritek Holdings, Inc. and Cerberus Finance Group, LTD (Incorporated herein by reference to Exhibit 10.14 as filed on Form 10-Q with the SEC on May 23, 2016).
10.15	Securities Purchase Agreement dated December 13, 2016 by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on December 19, 2016).
10.16	Convertible Redeemable Note dated December 13, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.2 as filed on Form 8-K with the SEC on December 19, 2016).
10.17	Convertible Redeemable Note Back End dated December 13, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.3 as filed on Form 8-K with the SEC on December 19, 2016).

10.18	Collateralized Secured Promissory Note dated December 13, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.4 as filed on Form 8-K with the SEC on December 19, 2016).
10.19	Termination Agreement dated December 13, 2016 by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.5 as filed on Form 8-K with the SEC on December 19, 2016).
10.20	Investor Note #1 dated October 31, 2016, by and between Agritek Holdings, Inc. and St. George Investments LLC. (Incorporated herein by reference to Exhibit 10.6 as filed on Form 8-K with the SEC on December 19, 2016).
10.21	Warrant #2 dated October 31, 2016, by and between Agritek Holdings, Inc. and St. George Investments LLC. (Incorporated herein by reference to Exhibit 10.7 as filed on Form 8-K with the SEC on December 19, 2016).
10.22	Investments LLC. (Incorporated herein by reference to Exhibit 10.7 as filed on Form 8-K with the SEC on December 19, 2016).
10.23	Securities Purchase Agreement dated January 24, 2017 by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on January 31, 2017).
10.24	Convertible Redeemable Note dated January 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.2 as filed on Form 8-K with the SEC on January 31, 2017).
10.25	Convertible Redeemable Note Back End dated January 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.3 as filed on Form 8-K with the SEC on January 31, 2017).
10.26	Collateralized Secured Promissory Note dated January 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.4 as filed on Form 8-K with the SEC on January 31, 2017).
10.27	Securities Purchase Agreement dated January 24, 2017 by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.5 as filed on Form 8-K with the SEC on January 31, 2017).
10.28	Convertible Redeemable Note dated January 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.6 as filed on Form 8-K with the SEC on January 31, 2017).
10.29	Convertible Redeemable Note Back End dated January 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.7 as filed on Form 8-K with the SEC on January 31, 2017).
10.30	Collateralized Secured Promissory Note dated January 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.8 as filed on Form 8-K with the SEC on January 31, 2017).
10.31	Securities Purchase Agreement dated February 1, 2017 by and between Agritek Holdings, Inc. and Power Up Lending Group, LTD. (Incorporated herein by reference to Exhibit 10.31 as filed on Form 10-K with the SEC on March 31, 2017).
10.32	Convertible Promissory Note dated February 1, 2017, by and between Agritek Holdings, Inc. and Power Up Lending Group, LTD. (Incorporated herein by reference to Exhibit 10.32 as filed on Form 10-K with the SEC on March 31, 2017).
10.33	Securities Purchase Agreement dated February 24, 2017 by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.33 as filed on Form 10-K with the SEC on March 31, 2017).
10.34	Convertible Redeemable Note dated February 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.34 as filed on Form 10-K with the SEC on March 31, 2017).
10.35	Convertible Redeemable Note Back End dated February 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.35 as filed on Form 10-K with the SEC on March 31, 2017).
10.36	Collateralized Secured Promissory Note dated February 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.36 as filed on Form 10-K with the SEC on March 31, 2017).
10.37	Securities Purchase Agreement dated February 24, 2017 by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.37 as filed on Form 10-K with the SEC on March 31, 2017).

10.38	Convertible Redeemable Note dated February 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.38 as filed on Form 10-K with the SEC on March 31, 2017).
10.39	Convertible Redeemable Note Back End dated February 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.39 as filed on Form 10-K with the SEC on March 31, 2017).

10.40	Collateralized Secured Promissory Note dated February 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.40 as filed on Form 10-K with the SEC on March 31, 2017).
10.41	Securities Purchase Agreement dated March 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.41 as filed on Form 10-K with the SEC on March 31, 2017).
10.42	Convertible Redeemable Note dated March 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.42 as filed on Form 10-K with the SEC on March 31, 2017).
10.43	Convertible Redeemable Note Back End dated March 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.43 as filed on Form 10-K with the SEC on March 31, 2017).
10.44	Collateralized Secured Promissory Note dated March 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.44 as filed on Form 10-K with the SEC on March 31, 2017).
10.45*	Securities Purchase Agreement dated April 24, 2017 by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD.
10.46*	Convertible Redeemable Note dated April 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD.
10.47*	Convertible Redeemable Note Back End dated April 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2017

AGRITEK HOLDINGS, INC.

By:   /s/ B. Michael Friedman

B. Michael Friedman

Chief Executive Officer (principal executive, principal financial and accounting officer)

