Form 10-Q
period 2017-06-30
AGRITEK HOLDINGS, INC.
filed 2017-08-14
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑

The number of shares outstanding of the Registrant's $0.0001 par value Common Stock as of August 14, 2017, was 531,058,258 shares.

AGRITEK HOLDINGS, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2017

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

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$113,424	$67,260
Marketable Securities	47,370	39,769
Inventory, net	10,000	—
Prepaid assets and other	17,000	10,000
Total current assets	187,794	117,029

Property and equipment, net of accumulated depreciation of $12,263 (2017) and $8,308 (2016)	173,615	26,280
Investments in non-marketable securities	100,000	50,000
Security deposit and other	28,825	825
Total assets	$490,234	$194,134

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$516,920	$550,886
Due to related party	41,819	54,246
Customer deposits	2,400	2,400
Deferred rent	7,885	—
Convertible notes payable, net of discount of $603,165 (2017) and $257,034 (2016)	262,904	569,446
Derivative liabilities	1,801,002	1,613,770
Note payable, current portion	17,500	—
Total current liabilities	2,650,431	2,790,747

Commitments and Contingencies

Stockholders' (Deficit):
Series B convertible preferred stock, $0.01 par value; 1,000,000 shares authorized, and 1,000 shares issued and outstanding	10	10
Common stock, $.0001 par value; 1,000,000,000 shares authorized; 503,164,960 (2017) and 400,867,449 (2016) shares issued and outstanding	50,316	40,087
Additional paid-in capital	16,225,783	13,764,813
Accumulated comprehensive gain	30,845	23,244
Accumulated deficit	(18,467,151)	(16,424,767)
Total stockholders' (deficit)	(2,160,198)	(2,596,613)

Total liabilities and stockholders' (deficit)	$490,234	$194,134

See notes to condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016

Consulting income		$24,000		$—		$24,000		$—
Product revenue		—		—		—		3,228
Total revenue		24,000		—		24,000		3,228
Cost of revenue		—		—		—		3,161
Gross profit		24,000		—		24,000		67

Operating Expenses:
Management fees including $300,000 of stock based compensation for the six months ended June 30, 2017		37,500		37,500		375,000		75,000
Administrative fees		16,800		600		32,000		250
Professional and consulting fees (including stock based compensation of $166,831 for the six months ended June 30, 2017 and $2,371 for six months ended June 30, 2016		86,549		46,381		357,535		85,977
Gain on recapture of reserve for land		—		—		(47,502)		—
Rent and other occupancy costs		36,387		14,209		58,066		24,709
Leased property expense		9,561		42,411		19,122		84,822
Other general and administrative expenses		57,317		15,935		96,830		49,895

Total operating expenses		244,114		157,036		891,051		320,653

Operating loss		(220,114)		(157,036)		(867,051)		(320,586)

Other Income (Expense):
Gain/(loss) on debt settlement		—		—		—		84,057
Interest expense		(338,765)		(162,889)		(672,007)		(304,106)
Derivative liability expense		(721,505)		(4,338)		(503,327)		(335,884)

Total other expense, net		(1,060,270)		(167,227)		(1,175,334)		(555,933)

Net loss		$(1,280,384)		$(324,263)		$(2,042,384)		$(876,519)

Unrealized gain (loss) on marketable securities		$22,033		$(17,516)		$7,601		(1,983)
Net comprehensive loss		$(1,258,351)		$(341,779)		$(2,034,783)		$(878,502)

Basic and diluted loss per share	$	**	$	**	$	**	$	**

Weighted average number of common shares outstanding Basic and diluted		466,277,950		309,092,522		447,241,578		295,316,427

** Less than $0.01
See notes to condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016
Cash flow from operating activities:
Net loss	$(2,042,384)	$(876,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock and warrants issued for consulting services including $300,000 (2017) related party	466,831	2,371
Common stock issued for true up on conversions of convertible debt	16,094	—
Amortization of deferred financing costs	46,520	—
Recapture of reserve for land	(47,502)	—
Depreciation	3,955	1,452
Initial expense for fair value of derivative liabilities	661,271	426,126
Amortization of discounts on convertible notes	508,247	250,033
Change in fair values of derivative liabilities	(157,943)	(90,242)
Gain on debt settlement	—	(84,057)
Financing costs	—	28,481
Changes in operating assets and liabilities:
Decrease (increase) in :
Inventory	(10,000)	—
Prepaid assets and other	(7,000)	3,333
Security deposit	(28,000)	—
Increase (decrease) in:
Accounts payable and accrued expenses	68,927	147,646
Due to related party	(12,427)	3,233
Deferred rent	7,885	—
Tenant deposits	—	2,400
Net cash used in operating activities	(525,527)	(185,743)

Cash flows from investing activities:
Purchase of property, equipment and furniture	(68,788)	(1,665)
Investments	(50,000)	—
Net cash used in investing activities	(118,788)	(1,665)

Cash flows from financing activities:
Bank overdraft	—	462
Proceeds from issuance of convertible debt	707,980	170,000
Proceeds from issuance of note payable, shareholder	—	5,398
Payments made on note payable	(17,500)	—
Net cash provided by financing activities	690,480	175,860

Net increase (decrease) in cash and cash equivalents	46,164	(11,548)

Cash and cash equivalents, Beginning	67,260	11,548

Cash and cash equivalents, Ending	$113,424	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,275	$—
Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Conversion of notes payable and interest into common stock	$780,019	$86,205
Change in fair value for available for sale marketable securities	$7,601	$16,525
Issuance of note payable as part of land acquisition	$35,000	$—

See notes to condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2017

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

Recent Events

On April 5, 2017, the Company executed a five (5) year operational and exclusive licensing agreement with a third party who leases a 25,000 sq. ft. approved cultivation facility located in San Juan, Puerto Rico. The Company will be the exclusive funding source, and supervise all infrastructure buildout, equipment lease/finance, security systems and personnel and provide access of seasoned Colorado and California cultivation crews to ensure the facility meets all standard operating procedures as set forth by the Department Of Health of Puerto Rico. Under the agreement, the Company receives $12,000 a month in consulting fees, licensing fees on all vaporizer and edible sales, equipment and lighting rental and financing fees along with equity interest in the property.

On May 25, 2017, the Company agreed to a land purchase agreement to purchase a "420 Style" resort and estate property approximately one hour outside of Quebec City, Canada. The fifteen-acre estate consists of nine (9) unique guest suites, horse stables, and is within walking distance to a public golf course, which the Company will have ownership in for guests staying at the resort. A separate structure will serve as a small grow facility run by patient employees and caretakers on the property which may be toured by guests of the facility. Pursuant to the agreement, the Company paid $10,000 as the initial down payment on the property.

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

Property and Equipment

Property and equipment are stated at cost, and except for land, depreciation is provided by use of a straight-line method over the estimated useful lives of the assets. The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. In November 2015, the Company was made aware that the land transaction regarding 80 acres in Pueblo County, Colorado, may not have been properly deeded to the Company. The company was a party to the land purchase, however, the second party to the land contract never filed the original quit claim deed on behalf of the Company, even though a copy of the notarized quit claim deed was sent to the Company. In February, 2017, the original owner of the 80 acres foreclosed on the property from the second party and the Company entered into a new land purchase contract directly with the landowner on February 7, 2017. To date, the Company has paid a total of $110,492 and is on the deed of trust of the property with a remaining note balance of approximately $17,500 held by the original owner. The estimated useful lives of property and equipment are as follows:

Furniture and equipment	5 years
Manufacturing equipment	7 years

The Company's property and equipment consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Furniture and equipment	$61,821	$34,587
Land	124,057	—
Accumulated depreciation	(12,263)	(8,307)
Balance	$173,615	$26,280

Depreciation expense of $2,310 and $3,955 was recorded for the three and six months ended June 30, 2017, respectively, and $761 and $1,452 for the three and six months ended June 30, 2016, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the month in which products are shipped or fees are earned. Consulting revenue of $24,000 has been recognized for the three and six months ended June 30, 2017.

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of June 30, 2017 there were warrants and options to purchase 23,222,222 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 146,917,835 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

Accounting for Stock-Based Compensation

The Company accounts for stock awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Stock awards granted to non-employees are valued at their respective measurement dates based on the trading price of the Company’s common stock and recognized as expense during the period in which services are provided. For the six months ended June 30, 2017, the Company recorded stock based compensation of $466,831 (See Note 7).

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

Advertising

The Company records advertising costs as incurred. For the three and six months ending June 30, 2017 advertising expenses was $0 and $2,000, respectively and for the three and six months ended June 30, 2016, advertising expense was $2,941 and $6,000, respectively.

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

Note 5 – Note Payable

Note Payable Land

On March 18, 2014, in conjunction with the land purchase of 80 acres in Pueblo County, Colorado, the Company paid $36,000 cash and entered into a promissory note in the amount of $85,750. On March 4, 2015, and May 4, 2015, the Company paid $9,000 and $2,437, respectively, of the December 1, 2014 amount. In November 2015, the Company was made aware that the land transaction regarding 80 acres in Pueblo County, Colorado, may not have been properly deeded to the Company. The company was a party to the land purchase, however, the second party to the land contract never filed the original quit claim deed on behalf of the Company, even though a copy of the notarized quit claim deed was sent to the Company. In February, 2017, the original owner of the 80 acres foreclosed on the property from the second party and the Company entered into a new land purchase contract directly with the landowner on February 7, 2017.To date, the Company has paid a total of $110,492 and is on the deed of trust of the property with a remaining note balance of approximately $17,500 held by the original owner.

Note 6 – Convertible Debt

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

On January 19, 2016, the Company accepted and agreed to a Debt Purchase Agreement (the “DPA”), whereby LG Capital Funding, LLC (“LG”) acquired $157,500 of the Tonaquint 2014 Convertible Note in exchange for $75,000. The Company issued an 8% Replacement Note to LG for $157,500 (the “Second Replacement Note”). The Second Replacement Note is due January 19, 2017 and is convertible into shares of the Company’s common stock at any time at the discretion of LG at a variable conversion price (“VCP”). The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. For the six months ended June 30, 2017, the Company issued 12,268,244 shares of common stock upon the conversion of $157,500 of principal and $13,242 accrued and unpaid interest on the note. The shares were issued at approximately $0.014 per share. The principal balance of the note as of June 30, 2017 and December 31, 2016 was $-0- and $157,500, respectively.

On January 19, 2016, the Company accepted and agreed to a DPA, whereby Cerberus Finance Group, LTD (“Cerberus”) acquired $154,315 of principal and $2,434 of accrued and unpaid interest of the Tonaquint 2014 Convertible Note in exchange for $75,000. The Company issued an 8% Replacement Note to Cerberus for $156,749 (the “Third Replacement Note”). The Third Replacement Note is due January 19, 2017 and is convertible into shares of the Company’s common stock at any time at the discretion of LG at a VCP. The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. For the six months ended June 30, 2017, the Company issued 11,059,977 shares of common stock upon the conversion of $147,249 of principal and $11,749 accrued and unpaid interest on the note. The shares were issued at approximately $0.0144 per share. The principal balance of the note as of June 30, 2017 and December 31, 2016 was $-0- and $147,249, respectively.

2016 Convertible Notes

On January 19, 2016, the Company completed the closing of a private placement financing transaction with LG, pursuant to a Securities Purchase Agreement (the “LG Purchase Agreement”). Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture (the “LG Debenture”) in the aggregate principal amount of $76,080, and delivered on January 31, 2016, gross proceeds of $62,500 excluding transaction costs, fees, and expenses. For the six months ended June 30, 2017, the Company issued 28,295,680 shares of common stock upon the conversion of $76,080 of principal and $4,752 accrued and unpaid interest on the note. The shares were issued at approximately $0.0097 per share. The principal balance of the note as of June 30, 2017 and December 31, 2016 was $-0- and $76,080, respectively.

On January 19, 2016, the Company also issued a back end note to LG, under the same terms and conditions, in the amount of $65,625. The back end note was funded July 14, 2016, upon the receipt of $ 62,500, excluding transaction costs, fees and expenses. For the six months ended June 30, 2017, the Company issued 5,432,726 shares of common stock upon the conversion of $65,625 of principal and $3,698 accrued and unpaid interest on the note. The shares were issued at approximately $0.01276 per share. The principal balance of the back end note as of June 30, 2017 and December 31, 2016 was $-0- and $65,625, respectively.

On January 19, 2016, the Company completed the closing of a private placement financing transaction with Cerberus, pursuant to a Securities Purchase Agreement (the “Cerberus Purchase Agreement”). Pursuant to the Cerberus Purchase Agreement, Cerberus purchased an 8% Convertible Debenture (the “Cerberus Debenture”) in the aggregate principal amount of $34,775, and delivered on January 25, 2016, gross proceeds of $25,000 excluding transaction costs, fees, and expenses. For the six months ended June 30, 2017, the Company issued 2,953,523 shares of common stock upon the conversion of $34,775 of principal and $3,255 accrued and unpaid interest on the note. The shares were issued at approximately $0.01287 per share. The principal balance of the note as of June 30, 2017 and December 31, 2016 was $-0- and $34,775, respectively.

On January 19, 2016, the Company also issued a back end note to Cerberus, under the same terms and conditions, in the amount of $22,000. The back end note was funded August 1 upon receipt of $20,000, excluding transaction costs, fees and expenses. For the six months ended June 30, 2017, the Company issued 4,264,903 shares of common stock upon the conversion of $22,000 of principal and $1,500 accrued and unpaid interest on the note. The shares were issued at approximately $0.00551 per share. The principal balance of the back end note as of June 30, 2017 and December 31, 2016 was $-0- and $22,000, respectively.

On March 23, 2016, the Company completed the closing of a private placement financing transaction with Cerberus, pursuant to a Securities Purchase Agreement (the “Cerberus Purchase Agreement”). Pursuant to the Cerberus Purchase Agreement, Cerberus purchased an 8% Convertible Debenture (the “Cerberus Debenture”) in the aggregate principal amount of $22,000, and delivered on March 31, 2016, gross proceeds of $20,000 excluding transaction costs, fees, and expenses. For the six months ended June 30, 2017, the Company issued 3,023,338 shares of common stock upon the conversion of $22,000 of principal and $2,199 accrued and unpaid interest on the note. The shares were issued at approximately $0.008 per share. The principal balance of the note as of June 30, 2017 and December 31, 2016 was $-0- and $22,000, respectively.

On April 15, 2016, the Company completed the closing of a private placement financing transaction with LG, pursuant to a Securities Purchase Agreement (the “LG Purchase Agreement”). Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture (the “LG Debenture”) in the aggregate principal amount of $65,625, and delivered on April 15, 2016, gross proceeds of $62,500 excluding transaction costs, fees, and expenses. For the six months ended June 30, 2017, the Company issued 5,790,541 shares of common stock upon the conversion of $30,625 of principal and $2,960 accrued and unpaid interest on the note. The shares were issued at approximately $0.0058 per share. The principal balance of the note as of June 30, 2017 and December 31, 2016 was $35,000 and $65,625, respectively.

On October 14, 2016, the Company completed the closing of a private placement financing transaction with LG, pursuant to a Securities Purchase Agreement (the “LG Purchase Agreement”). Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture (the “LG Debenture”) in the aggregate principal amount of $32,813, and delivered on October 14, 2016, gross proceeds of $30,813 excluding transaction costs, fees, and expenses. For the six months ended June 30, 2017, the Company issued 6,499,359 shares of common stock upon the conversion of $32,813 of principal and $2,999 accrued and unpaid interest on the note. The shares were issued at approximately $0.00551 per share. The principal balance of the note as of June 30, 2017 and December 31, 2016 was $-0- and $32,813, respectively.

On October 31, 2016, the Company entered into a Convertible Promissory Note ("St. George 2016 Notes") for $555,000 to St. George Investments, LLC. (“St. George”) which includes a purchase price of $500,000 and transaction costs of $5,000 and OID interest of $50,000. On October 31, 2016, the Company received $100,000 and recorded $115,000 as convertible note payable, including $5,000 of transaction costs and $10,000 OID interest. St. George also issued to the Company eight secured promissory notes, each in the amount of $50,000. All or any portion of the outstanding balance of the St. George 2016 Notes may be prepaid, without penalty, along with accrued but unpaid interest at any time prior to maturity. The Company has no obligation to pay St. George any amounts on the unfunded portion of the St. George 2016 Notes. The St. George 2016 Note bears interest at 10% per annum (increases to 22% per annum upon an event of default) and is convertible into shares of the Company’s common stock at St. George’s option at a price of $0.05 per share. On December 14, 2016, March 1, 2017 and May 19, 2017, respectively, St. George funded three of the secured promissory notes issued to the Company. During the six months ended June 30, 2017, the Company issued 24,390,071 shares of common stock upon the conversion of $132,642 of principal and $14,167 accrued and unpaid interest on the note. The shares were issued at approximately $0.006 per share. The principal balance of the note as of June 30, 2017 and December 31, 2016 was $147,358 and $170,000, respectively.

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

2017 Convertible Notes

On January 24, 2017, the Company completed the closing of a private placement financing transaction with LG, pursuant to a Securities Purchase Agreement (the “LG Purchase Agreement”). Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture (the “LG Debenture”) in the aggregate principal amount of $94,500, and delivered on January 25, 2017, gross proceeds of $90,000 excluding transaction costs, fees, and expenses. Also on January 24, 2017, the Company issued to LG, a back end note under the same terms and conditions, in the amount of $94,500. On June 26, 2017, the back end note was funded upon receipt of $90,000, excluding transaction costs, fees, and expenses.

On January 24, 2017, the Company completed the closing of a private placement financing transaction with Cerberus, pursuant to a Securities Purchase Agreement (the “Cerberus Purchase Agreement”). Pursuant to the Cerberus Purchase Agreement, Cerberus purchased an 8% Convertible Debenture (the “Cerberus Debenture”) in the aggregate principal amount of $63,000, and delivered on January 25, 2017, gross proceeds of $60,000 excluding transaction costs, fees, and expenses. Also on January 24, 2017, the Company issued to Cerberus, a back end note under the same terms and conditions, in the amount of $63,000. On June 30, 2017, the back end note was funded upon receipt of $60,000, excluding transaction costs, fees, and expenses.

On February 1, 2017, the Company completed the closing of a private placement financing transaction with Power Up Lending Group, LTD, pursuant to a Securities Purchase Agreement (the “Power Up Purchase Agreement”). Pursuant to the Power Up Purchase Agreement, Power Up purchased an 12% Convertible Debenture (the “Power Up Debenture”) in the aggregate principal amount of $140,000, and delivered on February 3, 2017 (the “Funding Date”), gross proceeds of $136,500 excluding transaction costs, fees, and expenses. Principal and interest on the Power Up Debentures is due and payable on November 5, 2017, and the Power Up Debenture is convertible into shares of the Company’s common stock beginning six months from the Funding Date, at a VCP. The VCP is calculated as the average of the three (3) lowest closing bid price during the ten (10) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. The Company may prepay the Power Up Debenture, subject to prior notice to the holder within an initial 30 day period after issuance, by paying an amount equal to 120% multiplied by the amount that the Company is prepaying. For each additional 30 day period the amount being prepaid is multiplied by an additional 5%, up to a maximum of 140% on the 180th day from issuance. Beginning on the 180th day after the issuance of the Debentures, the Company is not permitted to prepay the Debenture, so long as the Debenture is still outstanding, unless the Company and the holder agree otherwise in writing. On June 23, 2017, the Company accepted and agreed to Assignment Agreements, whereby, Power Up assigned $70,000 of their note to LG, and $70,000 of their note to Cerberus. As part of the AA, the Company agreed to pay Power Up $65,000. The Company issued an 8% Replacement Note to LG for $73,198 (the “First Power Up Replacement Note”), and an 8% Replacement Note to Cerberus for $73,198 (the “Second Power Up Replacement Note”) The First and Second Power Up Replacement Notes are due June 23, 2018 and are convertible into shares of the Company’s common stock at any time at the discretion of LG and Cerberus, respectively, at a VCP. The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount.

On February 24, 2017, the Company completed the closing of a private placement financing transaction with LG. Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture in the aggregate principal amount of $26,000, and delivered on February 24, 2017, gross proceeds of $24,000 excluding transaction costs, fees, and expenses. Also on February 24, 2017, the Company issued to LG, a back end note under the same terms and conditions, in the amount of $26,000 (not funded as of the date of this report).

On February 24, 2017, the Company completed the closing of a private placement financing transaction with Cerberus, pursuant to a Securities Purchase Agreement (the “Cerberus Purchase Agreement”). Pursuant to the Cerberus Purchase Agreement, Cerberus purchased an 8% Convertible Debenture (the “Cerberus Debenture”) in the aggregate principal amount of $17,500, and delivered on February 27, 2017, gross proceeds of $16,000 excluding transaction costs, fees, and expenses. Also on February 24, 2017, the Company issued to Cerberus, a back end note under the same terms and conditions, in the amount of $17,500 (not funded as of the date of this report).

On March 24, 2017, the Company completed the closing of a private placement financing transaction with LG. Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture in the aggregate principal amount of $52,000, and delivered on March 28, 2017, gross proceeds of $49,600 excluding transaction costs, fees, and expenses. Also on March 24, 2017, the Company issued to LG, a back end note under the same terms and conditions, in the amount of $52,000 (not funded as of the date of this report).

On April 24, 2017, the Company completed the closing of a private placement financing transaction with Cerberus, pursuant to a Securities Purchase Agreement (the “Cerberus Purchase Agreement”). Pursuant to the Cerberus Purchase Agreement, Cerberus purchased an 8% Convertible Debenture (the “Cerberus Debenture”) in the aggregate principal amount of $42,000, and delivered on May 3, 2017, gross proceeds of $40,000 excluding transaction costs, fees, and expenses. Also on April 24, 2017, the Company issued to Cerberus, a back end note under the same terms and conditions, in the amount of $42,000 (not funded as of the date of this report).

On May 24, 2017, the Company completed the closing of a private placement financing transaction with LG. Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture in the aggregate principal amount of $52,000, and delivered on May 24, 2017, gross proceeds of $49,600 excluding transaction costs, fees, and expenses. Also on May 24, 2017, the Company issued to LG, a back end note under the same terms and conditions, in the amount of $52,000 (not funded as of the date of this report).

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

The Company determined that the conversion feature of the 2017 Convertible Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the 2017 Convertible Notes were not considered to be conventional debt under ASC 815-40 (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock) and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments being recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The embedded feature included in the 2017 Convertible Notes resulted in an initial debt discount of $854,378, an initial derivative liability expense of $553,660 and an initial derivative liability of $1,408,038.

Convertible Note Conversions

During the six months ended June 30, 2017, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
1/10/17	$73,000	$5,664	$78,664	$0.01595	4,931,912	Cerberus
1/17/17	$57,500	$4,562	$62,062	$0.01537	4,037,878	LG
1/27/17	$48,129	$3,914	$52,043	$0.01276	4,078,598	Cerberus
2/8/17	$60,000	$5,050	$65,050	$0.012934	5,029,369	LG
2/27/17	$26,120	$2,171	$28,291	$0.013804	2,049,467	Cerberus
3/10/17	$40,000	$3,630	$43,630	$0.01363	3,200,997	LG
3/27/17	$34,775	$3,255	$38,030	$0.012876	2,953,523	Cerberus
3/28/17	$65,625	$3,697	$69,322	$0.01276	5,432,725	LG
4/25/17	$76,081	$4,752	$80,833	$0.009744	8,295,680	LG
5/10/17	$22,000	$2,199	$24,199	$0.008	3,023,338	Cerberus
5/10/17	$20,640	$9,360	$30,000	$0.0075	4,000,000	St Georges
5/25/17	$29,052	$947	$30,000	$0.00564	5,319,149	St Georges
6/6/17	$32,813	$2,999	$35,811	$.00551	6,499,359	LG
6/8/17	$34,100	$900	$35,000	$0.00564	6,205,674	St Georges
6/9/17	$22,000	$1,500	$23,500	$0.00551	4,264,903	Cerberus
6/29/17	$48,849	$1,151	$50,000	$.00564	8,865,248	St Georges
6/30/17	$30,625	$2,960	$33,585	$0.0058	5,790,541	LG
	$721,309	$58,710	$780,019		83,978,363

A summary of the convertible notes payable balance as of June 30, 2017 is as follows:

2017
Beginning Principal Balance	$826,480
Convertible notes-newly issued	760,898
Conversion of convertible notes (principal)	(721,309)
Unamortized discount	(603,165)
Ending Principal Balance	$262,904

Note 7 - Derivative liabilities

As of June 30, 2017, the Company revalued the embedded conversion feature of the 2016 and 2017 Convertible Notes, and warrants (see note 9). The fair value of the 2016 and 2017 Convertible Notes and warrants was calculated at June 30, 2017 based on the Black Scholes method consistent with the terms of the related debt.

A summary of the derivative liability balance as of June 30, 2017 is as follows:

	Notes	Warrants	Total
Beginning Balance	$1,410,747	$203,023	$1,613,770
Initial Derivative Liability	1,427,933	87,717	1,515,650
Fair Value Change	(139,066)	(18,877)	(157,943)
Reclassified to Additional paid- in capital	(963,767)	—	(963,767)
Reduction for debt assignment	(206,708)	—	(206,708)
Ending Balance	$1,529,139	$271,863	$1,801,002

The embedded derivative within Warrant #’s 2 and 3 resulted in an initial derivative liability expense and an initial derivative liability of $87,717. The valuation of the embedded derivative within the effective warrants was recorded with an offsetting gain on derivative liability

The fair value at the commitment date for the 2017 Convertible Notes and the re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2017:

	Commitment date	Remeasurement date
Expected dividends	-0-	-0-
Expected volatility	199%-361%	197%-402%
Expected term	12 months	3-12 months
Risk free interest	.65%-1.23%	.51%-1.23%

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted. The Company valued the embedded derivatives within the warrants using the Black-Scholes valuation model.   The fair value at the funding date for Warrant #’s 2 and 3 and the re-measurement dates for Warrant #’s 1-3 were based upon the following management assumptions:

	Commitment date	Remeasurement date
Expected dividends	-0-	-0-
Expected volatility	203% - 216%	388%
Expected term	4.45 - 4.64 years	4.34 years
Risk free interest	1.72% - 1.82%	1.81%

Note 8 – Related Party Transactions

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

For the three and six months ended June 30, 2017 and 2016, the Company recorded expenses of $37,500 and $75,000, respectively, to the CEO, included in Administrative and Management Fees in the consolidated statements of operations, included herein. As of June 30, 2017 and December 31, 2016, the Company owed the CEO $41,819 and $54,246, respectively and is included in due to related party on the Company’s consolidated balance sheet. On January 30, 2017, the Company issued 10,000,000 shares of common stock to the Company’s CEO. The shares were issued for services performed as the sole Officer and director of the Company since November 2014.

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

Note 9 – Common and Preferred Stock

Common Stock

During the six months ended June 30, 2017, the Company issued the following shares of common stock upon the conversions of portions of the convertible notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
1/10/17	$73,000	$5,664	$78,664	$0.01595	4,931,912	Cerberus
1/17/17	$57,500	$4,562	$62,062	$0.01537	4,037,878	LG
1/27/17	$48,129	$3,914	$52,043	$0.01276	4,078,598	Cerberus
2/8/17	$60,000	$5,050	$65,050	$0.012934	5,029,369	LG
2/27/17	$26,120	$2,171	$28,291	$0.013804	2,049,467	Cerberus
3/10/17	$40,000	$3,630	$43,630	$0.01363	3,200,997	LG
3/27/17	$34,775	$3,255	$38,030	$0.012876	2,953,523	Cerberus
3/28/17	$65,625	$3,697	$69,322	$0.01276	5,432,725	LG
4/25/17	$76,081	$4,752	$80,833	$0.009744	8,295,680	LG
5/10/17	$22,000	$2,199	$24,199	$0.008	3,023,338	Cerberus
5/10/17	$20,640	$9,360	$30,000	$0.0075	4,000,000	St Georges
5/25/17	$29,052	$947	$30,000	$0.00564	5,319,149	St Georges
6/6/17	$32,813	$2,999	$35,811	$.00551	6,499,359	LG
6/8/17	$34,100	$900	$35,000	$0.00564	6,205,674	St Georges
6/9/17	$22,000	$1,500	$23,500	$0.00551	4,264,903	Cerberus
6/29/17	$48,849	$1,151	$50,000	$.00564	8,865,248	St Georges
6/30/17	$30,625	$2,960	$33,585	$0.0058	5,790,541	LG
	$721,309	$58,710	$780,019		83,978,363

In addition to the above, during the six months ended June 30, 2017, the Company:

On January 16, 2017, the Company entered into a Business Consultant Agreement (the “BCA”). Pursuant to the BCA, the Company issued 5,000,000 shares of common stock for services to be provided to the Company related to business development, product marketing, helping identify mergers and acquisition candidates, and will consult with and advise the Company on matters pertaining to business modeling and strategic alliances. The Company valued the shares at $0.03 per share (the market price of the common stock) and recorded stock compensation expense for the six months ended June 30, 2017, of $150,000.

On January 27, 2017, the Company issued 1,000,000 shares of restricted common stock to Kopelowitz Ostrow P.A. (“KO”) pursuant to a Debt Settlement and Release Agreement (the “Debt Settlement”) by and between the Company and KO. Among the terms of the Debt Settlement was the forgiveness of $24,614.49 of debt the Company owed KO for legal services provided.

On January 30, 2017, the Company issued 1,000,000 shares of common stock to Venture Equity. The Company valued the shares at $0.03 per share (the market price of the common stock) and cancelled of $13,169 of accrued and unpaid fees owed Venture Equity and recorded stock based compensation expense for the six months ended June 30, 2017, of $16,831.

Also on January 30, 2017, the Company issued 10,000,000 shares of common stock to the Company’s CEO. The shares were issued for services performed as the sole Officer and director of the Company since November 2014. The Company valued the shares at $0.03 per share (the market price of the common stock) and for the six months ended June 30, 2017, recorded stock compensation expense, management, of $300,000.

On June 19, 2017, the Company issued 1,319,149 shares of common stock to St. Georges pursuant to the “true-up” terms and conditions of the St. George note.

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

The Series B Preferred Stock has the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future. The Series B Preferred Stock has a right to vote on all matters presented or submitted to the Company’s stockholders for approval in pari passu with the common stockholders, and not as a separate class. The holders of Series B Preferred Stock have the right to cast votes for each share of Series B Preferred Stock held of record on all matters submitted to a vote of common stockholders, including the election of directors. There is no right to cumulative voting in the election of directors. The holders of Series B Preferred Stock vote together with all other classes and series of common stock of the Company as a single class on all actions to be taken by the common stockholders except to the extent that voting as a separate class or series is required by law. As of June 30, 2017 and December 31, 2016, there were 1,000 shares of Class B Preferred Stock outstanding.

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

On October 31, 2016, the Company granted (Warrant #1) to St. George the right to purchase at any time on or after November 10, 2016 (the “Issue Date”) until the date which is the last calendar day of the month in which the fifth anniversary of the Issue Date occurs (the “Expiration Date”), a number of fully paid and non-assessable shares (the “Warrant Shares”) of Company’s common stock, equal to $57,500 divided by the Market Price (defined below) as of the Issue Date, as such number may be adjusted from time to time pursuant to the terms and conditions of Warrant #1 to Purchase Shares of Common Stock. The Market Price is equal to the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding the applicable date of exercise, multiplied by sixty percent (60%). The exercise price is $0.05 and is subject to price adjustments pursuant to the agreement and includes a cashless exercise provision. The Company also issued Warrant #’s 2-9, with each warrant only effective upon St. George funding of the secured notes they issued to the Company. Warrant #’s 2-9 give St. George the right to purchase Warrant Shares equal to $27,500 divided by the Market Price on the funded date. On December 14, 2016, the Company received a payment of $50,000, and accordingly, Warrant #2 became effective. On March 12, 2017, the Company received a payment of $50,000, and accordingly, Warrant #3 became effective. On May 19, 2017, the Company received a payment of $50,000, and accordingly, Warrant #4 became effective.

Note 10 – Commitments and Contingencies

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

On December 1, 2016, the Company signed a one (1) year lease for a corporate apartment in Puerto Rico for $5,500 per month.

For the three and six months ended June 30, 2017 the Company recorded rent expense of $36,388 and $58,067, respectively, and for the three and six months ended June 30 2016, the Company recorded rent expense of $14,209 and $24,709, respectively.

Leased Properties

On April 28, 2014, the Company executed and closed a 10 year lease agreement for 20 acres of an agricultural farming facility located in South Florida following the approval of the so-called “Charlotte’s Web” legislation, aimed at decriminalizing low grade marijuana specifically for the use of treating epilepsy and cancer patients.  Pursuant to the lease agreement, the Company maintains a first right of refusal to purchase the property for three years. The Company has recorded $9,561 and $19,122 of expense (included in leased property expenses) for the three and six months ended June 30, 2017, respectively, and $19,122 and $38,244 for the three and six months ended June 30, 2016, respectively. The Company is currently in default of the lease agreement, as rents have not been for the second year of the lease beginning May 2015.

On July 11, 2014, the Company signed a ten year lease agreement for an additional 40 acres in Pueblo, Colorado. The lease requires monthly rent payments of $10,000 during the first year and is subject to a 2% annual increase over the life of the lease. The lease also provides rights to 50 acres of certain tenant water rights for $50,000 annually plus cost of approximately $2,400 annually. The Company paid the $50,000 in July 2014, and has not used the property and any water and has not paid for any water rights after September 30, 2015. The Company has recorded $-0- of expense for the three and six months ended June 30, 2017, and $32,850 and $45,350 for the three and six months ended June 30, 2016, respectively, (included in leased property expenses). The Company is currently in default of the lease agreement, as rents have not been paid since February 2015.

Legal & Other

On March 2, 2015, the Company, the Company’s CEO and the Company’s CFO at the time were named in a civil complaint filed by Erick Rodriguez in the District Court in Clark County, Nevada (the “DCCC”). The complaint alleges that Mr. Rodriguez never received 250,000 shares of Series B preferred stock that were initially approved by the Board of Directors in 2012, subject to the completion of a merger of a company controlled by Mr. Rodriguez. Since the merger was never completed, the shares were never certificated to Mr. Rodriguez. On March 21, 2017, the DCC agreed to Set Aside the Entry of Default against the Defendants. By agreement of the parties, the DCCC case was converted to an arbitration under the supervision of Federal Arbitration, Inc. (“Fed Arb”) Mr. Rodriguez resigned in June 2013.

On May 6, 2016, the Company, B. Michael Freidman and Barry Hollander (former CFO) were named as defendants in a Summons/Complaint filed by Justin Braune (the “Plaintiff”) in Palm Beach County Civil Court, Florida (the “PBCCC”). The complaint alleges that Mr. Braune was entitled to shares of common stock of the Company. On December 5, 2016, the PBCCC set aside a court default that had been previously issued. The defendants have answered the complaint, including the defenses that Mr. Braune advised the Company’s transfer agent and the Company in his letter of resignation dated November 4, 2015, clearly stating that he has relinquished all shares of common stock and that Mr. Friedman is the sole Director of the Company (see Form 8-K filed on November 19, 2015). The Company has filed a counterclaim suit against the Plaintiff, as well as sanctions against the Plaintiff and their counsel.

Note 11 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2017 the Company had an accumulated deficit of $18,467,151 and working capital deficit of $2,462,637, inclusive of a derivative liability of $1,801,002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 12 – Segment Reporting

During the three and six months ended June 30, 2017 and 2016, the Company operated in one reportable segment, wholesale sales.

Note 13 – Subsequent Events

On July 17, 2017, the Company issued 6,753,817 shares of common stock upon the conversion of $38,092 of principal and interest. The shares were issued at $0.00564 per share.

On July 25, 2017, the Company issued 6,927,943 shares of common stock upon the conversion of $38,775 of principal and interest. The shares were issued at $0.0056 per share.

On July 28, 2017, St. George funded two ($50,000 each) of the secured promissory notes issued to the Company.

On August 2, 2017, the Company issued 7,211,538 shares of common stock upon the exercise of warrant #1 (see note 9).

On August 8, 2017, the Company issued 2,000,000 shares of common stock for compensation for services of the Company’s chief operating officer.

On August 8, 2017, the Company issued 5,000,000 shares of common stock as security for the purchase price of the real estate known as the "420 Style" resort and estate property, located in Canada (see note 1).

On August 9, 2017, the Company issued to a third-party investor a convertible promissory note for $128,000. The note has a stated interest of 12% and is convertible at any time after 180 days of the funding of the note, into a variable number of the Company's common stock, based on a conversion ratio of 58% of the average of the three lowest closing bid prices for 10 days prior to conversion. The note was funded on August 9, 2017, when the Company received proceeds of $125,000, after disbursements for the lender’s transaction costs, fees and expenses.

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

Results of Operations

For the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016

Revenues

Revenues for the three and six months ended June 30, 2017, were $24,000 and consisted of consulting fees. Revenues for the six months ended June 30, 2016 were $3,228 and consisted of wholesale goods.

Operating Expenses

Operating expenses were $244,114 and $891,051 for the three and six months ended June 30, 2017 compared to $157,036 and $320,653 for the three and six months ended June 30, 2016. The expenses were comprised of:

	Three months ended June 30,		Six months ended June 30,
Description	2017	2016	2017	2016
Administration and management fees	$54,300	$38,100	$107,000	$75,250
Stock compensation expense, management	—	—	300,000	—
Stock compensation expense, other	—	—	166,831	2,371
Impairment of goodwill	—	—	—	—
Gain on recapture of reserve on land	—	—	(47,502)	—
Professional and consulting fees	86,549	46,381	190,704	83,606
Rent and occupancy costs	36,387	14,209	58,066	24,709
Leased property for sublease	9,561	42,411	19,122	84,822
General and other administrative	57,317	15,935	96,830	49,895
Total	$244,114	$157,036	$891,051	$320,653

Administrative and management fees were comprised of:

	Three months ended June 30,		Six months ended June 30,
Description	2017	2016	2017	2016
CEO	$37,500	$37,500	$75,000	$75,000
Staff	16,800	600	32,000	250
Total	$54,300	$38,100	$107,000	$75,250

For the three and six months ended June 30, 2017 and 2016, the Company recorded expenses of $37,500 and $75,000, respectively, to the CEO. Staff expenses have increased for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016, as a result of the Company’s CEO having a full time assistant and having full time administrative help for the offices in Puerto Rico. The Company has agreed to compensation of $12,500 per month for the Company’s CEO and estimates that administration fees will be approximately $5,600 per month at this time.

There was no stock compensation expense, management for the three months ended June 30, 2017 and 2016. Stock compensation expense, management was $300,000 and $-0-, respectively, for the six months ended June 30, 2017 and 2016. The 2017 amount is comprised of the Company issuing 10,000,000 shares of common stock to the Company’s CEO. The shares were issued for services performed as the sole Officer and director of the Company since November 2014. The Company valued the shares at $0.03 per share (the market price of the common stock) and recorded stock compensation expense, management, of $300,000.

Stock compensation expense, other (included in professional and consulting fees) was $2,371 based on the Black Scholes option pricing model for the six months ended June 30, 2016, related to the vesting of options to purchase 150,000 shares of the Company’s common stock at an exercise price equal to $0.05 per share.

Stock compensation expense, other (included in professional and consulting fees) was $166,831 for the six months ended June 30, 2017. The current period expenses were comprised of:

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

Professional and consulting fees (excluding stock compensation expense, other) was $86,549 and $190,704 for the three and six months ended June 30, 2017 compared to $37,528 and $71,498 for the three and six months ended June 30, 2016 and is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Legal fees	$25,849	$2,723	$72,004	$8,948
Consulting	—	—	16,000	—
Accounting and audit fees	15,050	30,558	44,500	44,558
Investor relations	34,700	—	34,700	—
Investor relations, related party	10,500	13,100	23,000	30,100
Total	$86,549	$46,381	$190,704	$83,606

Legal fees increased for the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, as a result of the Company’s costs incurred in defending the Braune and Rodriguez lawsuits. Investor relations costs increased in the 2017 periods compared to the 2016 periods as the Company engaged various consultants to increase public awareness of the Company as well as to expand the Company’s social media presence. Investor relations costs – related party are the costs the Company incurred in engaging an investor relations firm controlled by the Company’s CEO.

Rent and occupancy costs were $36,387 and $58,006 for the three and six months ended June 30, 2017, respectively, compared to $14,209 and $24,709 for the three and six months ended June 30, 2016, respectively. The increase was primarily due to

•	In January 2017, the Company signed a five (5) year lease, beginning February 1, 2107, for approximately 6,000 square feet of office space, comprised of two floors, in San Juan, Puerto Rico. Pursuant to the lease, the Company will pay $3,000 per month for one floor for the first year of the lease. The rent will increase 3% per year on February beginning in 2018 and an additional 3% per year on each successive February 1, during the term of the lease. The landlord has agreed that for the month of February 2017, the rent will be $1,500. The rent for the other floor will be $2,000 per month during the term of the lease and the Company did not have any rent payments for the first three months of the lease (February 2017 through April 2017).The Company is straight lining the total lease payments over the term of the lease and for the three months and six months ended June 30, 2017 has included $17,031 and $28,385, respectively, of rent expense.

•	In December 2016, the Company signed a one year lease for office space in San Juan, Puerto Rico. The lease requires monthly base rent of $800 for the months of December 2016 through February 2017, and $900 per month for the months of March 2017 through November 2017. Effective May 15, 2017, the Company terminated this lease. For the three months and six months ended June 30, 2017 the Company has included $1,335 and $4,119, respectively, of rent expense related to this lease.

•	On December 1, 2016, the Company signed a one (1) year lease for a corporate apartment in Puerto Rico for $5,500 per month. For the three months and six months ended June 30, 2017, the Company has included $1,335 and $4,119, respectively, of rent expense related to tis lease.

Leased property available for sub-lease and property maintenance costs were $9,561 and $19,122 for the three and six months ended June 30, 2017, respectively, compared to $42,411 and $84,822 for the three and six months ended June 30, 2016, respectively. These costs were comprised of leased real estate. On April 28, 2014, the Company executed and closed a 10 year lease agreement for 20 acres of an agricultural farming facility located in South Florida. Pursuant to the lease agreement, the Company maintains a first right of refusal to purchase the property for three years. The Company is currently in default of the lease agreement, as rents have not been for the second year of the lease beginning May 2015. On July 11, 2014, the Company signed a ten year lease agreement for an additional 40 acres in Pueblo, Colorado. The lease requires monthly rent payments of $10,000 during the first year and is subject to a 2% annual increase over the life of the lease. The Company has not recorded any expense for the three and six months ended June 30, 2017 and recorded expense of $32,850 and $65,700 for the three and six months ended June 30, 2016, respectively. The Company is currently in default of the lease agreement, as rents have not been paid since February 2015.

General and other administrative costs (“G & A”) for the three and six months ended June 30, 2017, were $57,317 and $96,829, respectively, compared to $15,935 and $49,895 for the three and six months ended June 30, 2016, respectively. G & A costs are comprised of travel (including meals and entertainment), public company expenses (including transfer agent fees, filing fees, press releases and other), advertising and product and website design and general office expenses.

Other Income (Expense), Net

Other expense for the three and six months ended June 30, 2017 was $1,060,270 and $1,175,334, respectively, compared to $167,226 and $555,932 for the three and six months ended June 30, 2016, respectively. Other expense for the three and six months ended June 30, 2017, included the increase on the fair value of derivatives of $721,505 and $503,327, respectively and interest expense of $338,765 and $672,007, respectively. Other expense for the three and six months ended June 30, 2016, included the increase on the fair value of derivatives of $4,338 and $335,884, respectively and interest expense of $162,889 and $304,106, respectively, partially offset by a gain in debt extinguishment of $84,057 for the six months ended June 30, 2016.

A summary of interest expense for each of the periods is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest on face value of all notes	$14,983	$14,489	$36,146	$25,591
Additional true up interest	16,094	—	16,094	—
Amortization of note discount	218.268	143,549	508,247	267,683
Prepayment fee	65,000	—	65,000	—
Amortization of deferred financing fees	24,420	4,851	46,520	10,832
Total	$338,765	$162,889	$672,007	$304,106

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2017, we had cash and cash equivalents of $113,424, an increase of $46,164, from $67,260 as of December 31, 2016. At June 30, 2017, we had current liabilities of $2,650,431 (including $1,801,002 of non-cash derivative liabilities) compared to current assets of $187,794 which resulted in working capital deficit of $2,462,637. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities and notes payable.

Operating Activities

For the six months ended June 30, 2017, net cash used in operating activities was $525,527 compared to $185,743 for the six months ended June 30, 2016.

The Company had a net loss for the six months ended June 30, 2017 of $2,042,384 which included non-cash expenses of stock based compensation of $466,831, the initial derivative liability expense of $661,271 on new convertible notes issued and the amortizations related to convertible notes of $554,767, other non- cash interest expense of $16,094, reduced by a gain on reversing a previous reserve on land acquired of $47,502 and for the decrease in fair value of the derivative liability of $157,943. Changes in operating assets and liabilities that adjusted cash used in operating activities was $19,385.

For the six months ended June 30, 2016, net cash used in operating activities was $185,743. The net loss for the six months ended June 30, 2016 of $876,519, a gain on debt settlements of $84,057 and the change in the fair value of derivatives of $90,242 were impacted by non-cash expenses for the initial derivative liability expense of $426,126 on new convertible notes issued, for the amortization of discounts on convertible notes of $250,033, financing costs of $28,481, warrants previously issued (now vested) for services of $2,371 and depreciation expense of $1,452. Changes in operating assets and liabilities that reduced cash used in operating activities included an increase in accounts payable and accrued expenses of $147,646.

 Investing Activities

During the six months ended June 30, 2017, net cash used in investing activities was $118,788 compared to $1,665 for the six months ended June 30, 2016. The 2017 period was the result of the Company investing $50,000 pursuant to the operational and licensing agreement between the Company and a third party, paying $41,554 as part of the purchase price to acquire 80 acres in Pueblo Colorado, $17,375 of equipment and $9,859 in furniture and equipment for the Puerto Rico offices.

Financing Activities

Net cash provided by financing activities was $690,480 and $175,860, for the six months ended June 30, 2017 and 2016, respectively. The 2017 and 2016 activity was primarily a result of proceeds from the issuance of convertible promissory notes and the 2017 activity also included payments of $17,500 made on a note payable.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit at June 30, 2017, a net loss and net cash used in operating activities for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Accounts Receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of June 30, 2017, based on the above criteria, the Company has an allowance for doubtful accounts of $44,068.

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of June 30, 2017 there were warrants and options to purchase 23,222,222 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 146,917,835 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

Accounting for Stock-based Compensation

The Company accounts for stock awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Stock awards granted to non-employees are valued at their respective measurement dates based on the trading price of the Company’s common stock and recognized as expense during the period in which services are provided. For the six months ended June 30, 2017, the Company recorded stock based compensation of $466,831 (See Note 7).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective as of June 30, 2017 due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2017, the Company issued the following shares of common stock upon the conversions of portions of the convertible notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
4/25/17	$76,081	$4,752	$80,833	$0.009744	8,295,680	LG
5/10/17	$22,000	$2,199	$24,199	$0.008	3,023,338	Cerberus
5/10/17	$20,640	$9,360	$30,000	$0.0075	4,000,000	St Georges
5/25/17	$29,052	$947	$30,000	$0.00564	5,319,149	St Georges
6/6/17	$32,813	$2,999	$35,811	$.00551	6,499,359	LG
6/8/17	$34,100	$900	$35,000	$0.00564	6,205,674	St Georges
6/9/17	$22,000	$1,500	$23,500	$0.00551	4,264,903	Cerberus
6/29/17	$48,849	$1,151	$50,000	$.00564	8,865,248	St Georges
6/30/17	$30,625	$2,960	$33,585	$0.0058	5,790,541	LG
	$316,161	$26,768	$342,929		52,263,892

The issuances described above were made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Convertible Debenture Proceeds

On June 26, 2017, the Company received proceeds of $90,000 from LG, pursuant to a back end convertible promissory note issued on January 24, 2017, in the amount of $94,500. The proceeds received were after disbursements of lender’s legal fees.

On June 26, 2017, the Company received proceeds of $60,000 from Cerberus, pursuant to a back end convertible promissory note issued on January 24, 2017, in the amount of $63,000. The proceeds received were after disbursements of lender’s legal fees.

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

On May 24, 2017, the Company completed the closing of a private placement financing transaction with LG. Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture in the aggregate principal amount of $52,000, and delivered on May 24, 2017, gross proceeds of $49,600 excluding transaction costs, fees, and expenses.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

10.1	Form of Convertible Promissory Note by and between Agritek Holdings, Inc. and Vis Vires Group, Inc. dated February 23, 2015. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 10-Q with the SEC on May 18, 2015).
10.2	Form of 8% Convertible Redeemable Note by and between Agritek Holdings, Inc. and LG Capital Funding, LLC dated March 27, 2015. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 10-Q with the SEC on May 18, 2015).
10.3	Form of 8% Convertible Redeemable Note by and between Agritek Holdings, Inc. and GW Holding Group, LLC dated March 30, 2015. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 10-Q with the SEC on May 18, 2015).
10.4+	Employment and Board of Directors Agreement effective March 20, 2015 by and between Agritek Holdings, Inc. and Justin Braune (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on March 20, 2015).
10.5	Deed in Lieu of Foreclosure Agreement dated December 16, 2015, by and among Agritek Holdings, Inc. and Tonaquint, Inc. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on February 12, 2016).
10.6	Replacement Note dated January 5, 2016, issued to LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.2 as filed on Form 8-K with the SEC on February 12, 2016).
10.7	Replacement Note dated January 5, 2016, issued to LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.3 as filed on Form 8-K with the SEC on February 12, 2016).
10.8	Replacement Note dated January 5, 2016, issued to Cerberus Finance Group, LTD (Incorporated herein by reference to Exhibit 10.4 as filed on Form 8-K with the SEC on February 12, 2016).
10.9	Securities Purchase Agreement dated January 19, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.5 as filed on Form 8-K with the SEC on February 12, 2016).
10.10	Convertible Redeemable Note dated January 19, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.6 as filed on Form 8-K with the SEC on February 12, 2016).
10.11	Securities Purchase Agreement dated January 19, 2016, by and between Agritek Holdings, Inc. and Cerberus Finance Group, LTD. (Incorporated herein by reference to Exhibit 10.7 as filed on Form 8-K with the SEC on February 12, 2016).
10.12	Convertible Redeemable Note dated January 19, 2016, by and between Agritek Holdings, Inc. and Cerberus Finance Group, LTD (Incorporated herein by reference to Exhibit 10.8 as filed on Form 8-K with the SEC on February 12, 2016).
10.13	Securities Purchase Agreement dated March 23, 2016, by and between Agritek Holdings, Inc. and Cerberus Finance Group, LTD. (Incorporated herein by reference to Exhibit 10.13 as filed on Form 10-Q with the SEC on May 23, 2016).
10.14	Convertible Redeemable Note dated March 23, 2016, by and between Agritek Holdings, Inc. and Cerberus Finance Group, LTD (Incorporated herein by reference to Exhibit 10.14 as filed on Form 10-Q with the SEC on May 23, 2016).
10.15	Securities Purchase Agreement dated December 13, 2016 by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on December 19, 2016).
10.16	Convertible Redeemable Note dated December 13, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.2 as filed on Form 8-K with the SEC on December 19, 2016).
29

10.17	Convertible Redeemable Note Back End dated December 13, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.3 as filed on Form 8-K with the SEC on December 19, 2016).

10.18	Collateralized Secured Promissory Note dated December 13, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.4 as filed on Form 8-K with the SEC on December 19, 2016).
10.19	Termination Agreement dated December 13, 2016 by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.5 as filed on Form 8-K with the SEC on December 19, 2016).
10.20	Investor Note #1 dated October 31, 2016, by and between Agritek Holdings, Inc. and St. George Investments LLC. (Incorporated herein by reference to Exhibit 10.6 as filed on Form 8-K with the SEC on December 19, 2016).
10.21	Warrant #2 dated October 31, 2016, by and between Agritek Holdings, Inc. and St. George Investments LLC. (Incorporated herein by reference to Exhibit 10.7 as filed on Form 8-K with the SEC on December 19, 2016).
10.22	Investments LLC. (Incorporated herein by reference to Exhibit 10.7 as filed on Form 8-K with the SEC on December 19, 2016).
10.23	Securities Purchase Agreement dated January 24, 2017 by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on January 31, 2017).
10.24	Convertible Redeemable Note dated January 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.2 as filed on Form 8-K with the SEC on January 31, 2017).
10.25	Convertible Redeemable Note Back End dated January 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.3 as filed on Form 8-K with the SEC on January 31, 2017).
10.26	Collateralized Secured Promissory Note dated January 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.4 as filed on Form 8-K with the SEC on January 31, 2017).
10.27	Securities Purchase Agreement dated January 24, 2017 by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.5 as filed on Form 8-K with the SEC on January 31, 2017).
10.28	Convertible Redeemable Note dated January 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.6 as filed on Form 8-K with the SEC on January 31, 2017).
10.29	Convertible Redeemable Note Back End dated January 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.7 as filed on Form 8-K with the SEC on January 31, 2017).
10.30	Collateralized Secured Promissory Note dated January 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.8 as filed on Form 8-K with the SEC on January 31, 2017).
10.31	Securities Purchase Agreement dated February 1, 2017 by and between Agritek Holdings, Inc. and Power Up Lending Group, LTD. (Incorporated herein by reference to Exhibit 10.31 as filed on Form 10-K with the SEC on March 31, 2017).
10.32	Convertible Promissory Note dated February 1, 2017, by and between Agritek Holdings, Inc. and Power Up Lending Group, LTD. (Incorporated herein by reference to Exhibit 10.32 as filed on Form 10-K with the SEC on March 31, 2017).
10.33	Securities Purchase Agreement dated February 24, 2017 by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.33 as filed on Form 10-K with the SEC on March 31, 2017).
10.34	Convertible Redeemable Note dated February 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.34 as filed on Form 10-K with the SEC on March 31, 2017).
10.35	Convertible Redeemable Note Back End dated February 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.35 as filed on Form 10-K with the SEC on March 31, 2017).

10.36	Collateralized Secured Promissory Note dated February 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.36 as filed on Form 10-K with the SEC on March 31, 2017).
10.37	Securities Purchase Agreement dated February 24, 2017 by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.37 as filed on Form 10-K with the SEC on March 31, 2017).
10.38	Convertible Redeemable Note dated February 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.38 as filed on Form 10-K with the SEC on March 31, 2017).
10.39	Convertible Redeemable Note Back End dated February 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.39 as filed on Form 10-K with the SEC on March 31, 2017).

10.40	Collateralized Secured Promissory Note dated February 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.40 as filed on Form 10-K with the SEC on March 31, 2017).
10.41	Securities Purchase Agreement dated March 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.41 as filed on Form 10-K with the SEC on March 31, 2017).
10.42	Convertible Redeemable Note dated March 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.42 as filed on Form 10-K with the SEC on March 31, 2017).
10.43	Convertible Redeemable Note Back End dated March 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.43 as filed on Form 10-K with the SEC on March 31, 2017).
10.44	Collateralized Secured Promissory Note dated March 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.44 as filed on Form 10-K with the SEC on March 31, 2017).
10.45	Securities Purchase Agreement dated April 24, 2017 by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.45 as filed on Form 10-Q with the SEC on May 15, 2017).
10.46	Convertible Redeemable Note dated April 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.46 as filed on Form 10-Q with the SEC on May 15, 2017).
10.47	Convertible Redeemable Note Back End dated April 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.47 as filed on Form 10-Q with the SEC on May 15, 2017).
10.48*	Securities Purchase Agreement dated May 24, 2017 by and between Agritek Holdings, Inc. and LG Capital Funding, LLC
10.49*	Convertible Redeemable Note dated May 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC
10.50*	Convertible Redeemable Note Back End dated May 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC
10.51*	Replacement Note dated June 23, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC.
10.52*	Replacement Note dated June 23, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group, LTD
10.53*	Securities Purchase Agreement dated August 7, 2017 by and between Agritek Holdings, Inc. and Power Up Lending Group, LTD.
10.54*	Convertible Promissory Note dated August 7, 2017, by and between Agritek Holdings, Inc. and Power Up Lending Group, LTD.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2017

AGRITEK HOLDINGS, INC.

By:   /s/ B. Michael Friedman

B. Michael Friedman

Chief Executive Officer (principal executive, principal financial and accounting officer)