Form 10-K
period 2017-12-31
AGRITEK HOLDINGS, INC.
filed 2018-04-17
CIK 1040850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,664,173 on June 30, 2017.

The number of shares outstanding of the registrant’s $0.0001 par value Common Stock as of April 13, 2018, was 779,245,512.

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

Description of Business

Agritek Holdings Inc. (“the Company” or “Agritek Holdings”) is a fully integrated, active investor and operator in the legal cannabis sector. Specifically, Agritek Holdings provides strategic capital and functional expertise to accelerate the commercialization of its diversified portfolio of holdings. Currently, the Company is focused on three high-value segments of the cannabis market, including real estate investment, intellectual property brands; and infrastructure, with operations in three U.S. States, Colorado, Washington State, California as well as Canada and Puerto Rico. Agritek Holdings invests its capital via real estate holdings, licensing agreements, royalties and equity in acquisition operations.

Agritek Holdings Inc. has organized its interests across three business units – Agritek Venture Holdings; The American Hemp Trading Company; and MediSwipe, Inc. Agritek Venture Holdings includes the Company’s real estate portfolio, controlled equity holdings, minority equity holdings and royalty interests. Subsidiary operations also includes a portfolio of wholly owned and licensed brands that cover high growth segments of the cannabis sector including vaping, pre-rolls, edibles, topicals, medical devices, concentrates and animal health. MediSwipe, Inc. offers a suite of services including corporate finance, marketing & branding, operational support, financial management, and compliance & regulatory. These services are offered by a strong in-house team complemented by independent advisors with the objective of assisting clients and partners in accelerating the commercialization of their product(s) or services, and ultimately in leveraging their unique selling proposition to create a leadership position in their chosen niche within the global cannabis industry.

Agritek Holdings Inc. intends to build on its existing relationships by developing operating plans and providing oversight, strategy and management of the business units’ growth and integration. Further, Agritek Holdings plans to continue expanding its reach by building new partnerships with vertical market partners and end- user products companies as well as exploring opportunities with successful cultivators and processors. Through its expansion efforts, Agritek Holdings intends to utilize online sales and marketing platforms, participate in relevant trade shows and develop various advertising materials to communicate its multiple licensed brands including “California Premiums”, “Hemp Pops” and additional CBD products.

Agritek Holdings is also well-positioned to participate in the large and growing legal cannabis market for enhanced downstream cannabis products and new products with various consumer and medical applications.

Agritek Holdings focuses on the growth of its business units and expanding their reach to end-users and partners. Although the business units are primarily responsible for developing and operating their respective businesses, Agritek Holdings is available to provide functional expertise, financing, oversight and a framework of disciplined planning to the operations of the business units when needed.

Agritek Holdings’ short-term objective is to create a sustainable business in the key states of California, Colorado, Washington and Oregon as well as in Canada and Puerto Rico by integrating its holdings to create synergies and true end-to-end solutions geared to the needs of patients and consumers. Agritek Holdings has positioned itself for commercial growth by focusing its expanded resource base on finding and partnering with the best and most innovative companies, projects, assets and overall business frameworks in the legal cannabis sector in the aforementioned jurisdictions.

To achieve its objectives, the Company will continue making specific and deliberate investments, including acquisitions, to:

1.	Increase the diversity and quality of the Company’s product offerings across different market segments; and

2.	Increase the strength and segmentation of the Company’s diversified portfolio of real estate holdings and product brands.

In addition, management believes that significant opportunities exist today and will develop further in the future, to leverage the Company’s expertise, financial strength and business model in legal cannabis markets around the world. Agritek Holdings intends on pursuing opportunities in a number of jurisdictions where cannabis use is legal, and/or where governments are actively pursuing legalization.

Subject to legislative and regulatory compliance, strategic business opportunities pursued by the Company could include:

1.	Providing advisory services to third-parties that are interested in establishing licensed cannabis cultivation, processing and sales operations;

2.	Entering into strategic relationships that create value by sharing expertise and industry knowledge;
3.	Providing capital in the form of debt, royalties, or equity to new business units; and
4.	Entering into licensing agreements to generate revenue, create strategic partnerships, or other business opportunities.

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

The Company intends to bring its’ array of services to each new state that legalizes the use of cannabis according to appropriate state and federal laws. Our primary objective is acquiring commercial properties to be utilized in the commercial marijuana industry as cultivation facilities in compliance with state law. This is an essential aspect of our overall growth strategy because once acquired and re-zoned, the value of such real property is substantially higher than under the previous zoning and use.

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

Shared Office Space, Networking and Event Services

We plan to continue to acquire commercial real estate and lease office space to participants in the cannabis industry. These participants include media, internet, packaging, lighting, cultivation supplies, and financial services. In exchange for certain services that may be provided to these tenants, we expect to receive rental income. In certain cases, we may acquire equity interests or provide debt capital to these businesses and eventually acquire a specific business as a wholly owned subsidiary of Agritek.

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

Government Regulation

As of January 31, 2018, there are 30 states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, the federal government regulates drugs through the Controlled Substances Act (“CSA”), which does not recognize the difference between medical and recreational use of cannabis. Under federal law, cannabis is treated like every other controlled substance, such as cocaine and heroin. The federal government places every controlled substance in a schedule, in principle according to its relative potential for abuse and medicinal value. Under the CSA, cannabis is classified as a Schedule I drug, which means that the federal government views medical cannabis as highly addictive and having no medical value. Pursuant to the CSA, it is unlawful for any person (1) to sell or offer for sale drug paraphernalia; (2) to use the mails or any other facility of interstate commerce to transport drug paraphernalia; or (3) to import or export drug paraphernalia.

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

The United States Congress previously used the rider provision in the fiscal years 2015, 2016, and 2017 known as the Consolidated Appropriations Acts (formerly the Rohrabacher-Farr Amendment) to thwart the federal government from using congressionally appropriated funds to prevent states from implementing their own laws that authorize the use, distribution, possession, or cultivation of medical marijuana.  The “Consolidated Appropriations Act, 2018” now known as the “Leahy Amendment,” is a $1.3 trillion-dollar spending bill, which will now allow continued protections for the implementation of state medical marijuana programs through fiscal year end, September 30, 2018.

The 2018 appropriations protection, continues this provision to 46 states, the District of Columbia, Guam, and Puerto Rico, with the exclusion of Idaho, Kansas, Nebraska, and South Dakota. The 2018 spending bill also continues existing provisions shielding state industrial hemp research programs from federal interference.

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

As part of its customer due diligence, a financial institution should consider whether a cannabis-related business violates state law. This is a particularly important factor for a financial institution to consider when assessing the risk of providing financial services to a cannabis-related business. Considering this factor also enables the financial institution to provide information in BSA reports pertinent to law enforcement’s priorities. A financial institution that decides to provide financial services to a cannabis-related business would be required to file suspicious activity reports.

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

Available Information

The public may read and copy any materials we file with the SEC, including our annual reports, quarterly reports, current reports, proxy statements, information statements and other information, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov .

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

We incurred a net loss of $9,153,310 and $2,977,889 for the years ending December 31, 2017 and 2016, respectively. Because of our continued operating losses, negative cash flows from operations and working capital deficit, in their report on our financial statements for the year ended December 31, 2017, our independent auditors included an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. We will continue to experience net operating losses in the foreseeable future. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loan from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Federal regulation and enforcement may adversely affect the implementation of medical marijuana laws and regulations may negatively impact our revenues and profits.

Currently, there are 30 states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the Controlled Substances Act (the “CSA”), the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited. Until Congress amends the CSA with respect to medical marijuana, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be facilitating the selling or distribution of drug paraphernalia in violation of federal law. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the Company. The risk of strict enforcement of the CSA in light of congressional activity, judicial holdings and stated federal policy remains uncertain.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the fourth quarter of fiscal year 2017, management identified material weaknesses in our internal control over financial reporting as discussed in Item 9A of this Annual Report on Form 10-K. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework. We are planning to engage in developing a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and shareholder litigation.

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

Because of the size of our Company and its status as a “penny stock” as well as the current economy and difficulties in companies our size finding adequate sources of funding, we have been forced to raise capital through the issuance of convertible notes and other debt instruments. These debt instruments carry favorable conversion terms to their holders of up to 42% discounts to the market price of our common stock on conversion and in some cases provide for the immediate sale of our securities into the open market. Accordingly, this has caused dilution to our stockholders in 2017 and may for the foreseeable future. As of December 31, 2017, we had approximately $979,443 in convertible debt and potential convertible debt outstanding. This convertible debt balance as well as additional convertible debt we incur in the future will cause substantial dilution to our stockholders.

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

Currently, there are thirty states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. There are currently two states that have laws and/or regulation that permits consumer use of cannabis for commercial and recreational purposes. Many other states are considering legislation to similar effect. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of the Company to invest in or lease properties from the Company that may be used in connection with cannabis. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the Company.

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

We plan to continue our acquisition strategy, which will demand significant resources and attention and may affect our financial performance. Our future operating results depend on our ability to effectively manage this growth, which is dependent, in part, upon the ability of the Company to:

•	stabilize and manage a rapidly increasing number of properties and tenant relationships while maintaining a high level of customer service and building and enhancing our brand;
•	identify and supervise an increasing number of suitable third parties on which we rely on to provide certain services to our properties;
•	continue to improve our operational and financial controls and reporting procedures and systems; and,
•	scale our technology and other infrastructure platforms to adequately service new properties.

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

ITEM 2. DESCRIPTION OF PROPERTY

Owned Real Estate

The Company owns approximately 80 acres real property, including all buildings, fixtures and equipment located in Pueblo County, Colorado. The Company acquired the property for the purpose of making it suitable for use in the legal commercial cannabis industry.

Office Space

Our corporate offices are located at 777 Brickell Avenue Suite 500, Miami, FL 33131. We can be reached by phone at 1 (305) 721-2727 and by email at info@Agritekholdings.com

Leased Properties

On April 28, 2014, the Company executed and closed a 10 year lease agreement for 20 acres of an agricultural farming facility located in South Florida following the approval of the so-called “Charlotte’s Web” legislation, aimed at decriminalizing low grade marijuana specifically for the use of treating epilepsy and cancer patients.  The Company prepaid the first-year lease amount of $24,000. The Company is currently in default of the lease agreement, as rents have not been for the second year of the lease beginning May 2015.

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

In January 2017, the Company signed a five (5) year lease, beginning February 1, 2107, for approximately 6,000 square feet of office space, comprised of two floors, in San Juan, Puerto Rico. Pursuant to the lease, the Company will pay $3,000 per month for the third floor of the building for the first year of the lease. The rent will increase 3% per year on February beginning in 2018 and an additional 3% per year on each successive February 1, during the term of the lease. The landlord has agreed that for the month of February 2017, the rent will be $1,500. The rent for second floor of the building will be $2,000 per month during the term of the lease and the Company does not have any rent payments for the first three months of the lease (February 2017 through April 2017). Through September 30, 2017, the Company calculated the total amount of the rent for the term lease and recorded straight line rent expense of $45,417 and had made payments of $20,516. As of December 31, 2017, the Company has a balance of $24,916 in deferred rent which is included in the consolidated balance sheet. The leases for the second and third floor were cancelled in September 2017, as a result of Hurricane Irma.

On December 1, 2016, the Company signed a one (1) year lease for a corporate apartment in Puerto Rico for $5,500 per month. This lease expired in November 30, 2017.

ITEM 3. LEGAL PROCEEDINGS.

On March 2, 2015, the Company, the Company’s CEO and the Company’s CFO at the time were named in a civil complaint filed by Erick Rodriguez in the District Court in Clark County, Nevada (the “DCCC”). The complaint alleges that Mr. Rodriguez never received 250,000 shares of Series B preferred stock that were initially approved by the Board of Directors in 2012, subject to the completion of a merger of a company controlled by Mr. Rodriguez. Since the merger was never completed, the shares were never certificated to Mr. Rodriguez. On March 21, 2017, the DCC agreed to Set Aside the Entry of Default against the Defendants. Mr. Rodriguez resigned in June 2013. On April 12, 2018, the Arbitrator issued a final award to Rodriguez in the amount of $399,291. The Company and the Company’s counsel believe the Arbitrator denied a number of detailed objections to the award, which cited clear mistakes as to Nevada law and to the facts. The Company has retained a Nevada attorney who is an expert in fighting attempts to convert arbitration awards into judgments in Nevada courts, to work with our arbitration counsel. The Company recorded a loss on legal matter, included in other expenses for the year ended December 31, 2017.

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

Period	High	Low
Fiscal Year 2017
First Quarter (January 1, 2017 – March 31, 2017)	$0.0336	$0.0011
Second Quarter (April 1, 2017 – June 30, 2017)	$0.0072	$0.002
Third Quarter (July 1, 2017 – September 30, 2017)	$0.0069	$0.0014
Fourth Quarter (October 1, 2017 – December 31,2017)	$0.0586	$0.0065

Fiscal Year 2016
First Quarter (January 1, 2016 – March 31, 2016)	$0.0109	$0.0011
Second Quarter (April 1, 2016 – June 30, 2016)	$0.0072	$0.002
Third Quarter (July 1, 2016 - September 30, 2016)	$0.0069	$0.0014
Fourth Quarter (October 1, 2016 – December 31, 2016)	$0.0586	$0.0065

(b) Holders

The number of record holders of our common stock as of March 31, 2018, was approximately 265. This excludes shareholders who hold their stock in street name. The Company estimates that there are over 10,000 stockholders who hold their shares of common stock in street name.

(c) Dividends

The Company did not declare any cash dividends for the years ended December 31, 2017 and 2016. Our Board of Directors does not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

(d) Securities authorized for issuance under equity compensation plans

None

Recent Sales of Unregistered Equity Securities

During the year ended December 31, 2017, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
1/10/17	$73,000	$5,664	$78,664	$0.01595	4,931,912	Cerberus
1/17/17	$57,500	$4,562	$62,062	$0.01537	4,037,878	LG
1/27/17	$48,129	$3,914	$52,043	$0.01276	4,078,598	Cerberus
2/8/17	$60,000	$5,050	$65,050	$0.012934	5,029,369	LG
2/27/17	$26,120	$2,171	$28,291	$0.013804	2,049,467	Cerberus
3/10/17	$40,000	$3,630	$43,630	$0.01363	3,200,997	LG
3/27/17	$34,775	$3,255	$38,030	$0.012876	2,953,523	Cerberus
3/28/17	$65,625	$3,697	$69,322	$0.01276	5,432,725	LG
4/25/17	$76,081	$4,752	$80,833	$0.009744	8,295,680	LG
5/10/17	$22,000	$2,199	$24,199	$0.008	3,023,338	Cerberus
5/10/17	$20,640	$9,360	$30,000	$0.0075	4,000,000	St Georges
5/25/17	$29,052	$947	$30,000	$0.00564	5,319,149	St Georges
6/6/17	$32,813	$2,999	$35,811	$.00551	6,499,359	LG
6/8/17	$34,100	$900	$35,000	$0.00564	6,205,674	St Georges
6/9/17	$22,000	$1,500	$23,500	$0.00551	4,264,903	Cerberus
6/29/17	$48,849	$1,151	$50,000	$.00564	8,865,248	St Georges
6/30/17	$30,625	$2,960	$33,585	$0.0058	5,790,541	LG
7/17/17	$37,358	$733	$38,091	$0.00564	6,753,817	St Georges
7/25/17	$35,000	$3,575	$38,575	$0.005568	6,927,943	LG
7/26/17	$28,000	$1,117	$29,117	$0.005568	5,229,334	Cerberus
8/15/17	$35,199	$409	$35,608	$0.0058	6,139,276	LG
8/29/17	$38,000	$558	$38,558	$0.005858	6,582,115	LG
9/19/17	$34,500	$665	$35,165	$0.008178	4,300,002	LG
10/9/17	$30,000	$710	$30,710	$0.007076	4,340,042	LG
10/23/17	$30,000	$802	$30,802	$0.006090	5,057,830	LG
11/6/17	$28,376	$6,624	$35,000	$0.005640	6,205,674	St Georges
11/6/17	$19,500	$1,218	$20,718	$0.005858	3,536,715	LG
11/13/17	$35,000	$2,240	$37,240	$0.005858	6,357,118	Cerberus
11/14/17	$26,624	$428	$27,052	$0.005640	4,796,452	St Georges
11/15/17	$75.000	$4,833	$79,833	$0.005742	13,903,322	LG
12/1/17	$32,813	$453	$33,266	$0.005742	5,793,378	LG
12/5/17	$16,756	$1,105	$17,861	$0.005640	3,166,816	St Georges
12/7/17	$32,813	$2,567	$35,380	$0.005916	5,980,387	LG
12/15/17	$52,000	$889	$52,889	$0.005916	8,939,991	LG
12/28/17	$42,000	$2,209	$44,209	$0.006728	6,570,945	Cerberus
	$1,350,247	$89,846	$1,440,093		194,559,520

In addition to the above, during the year ended December 31, 2017, the Company:

On January 16, 2017, the Company entered into a Business Consultant Agreement (the “BCA”). Pursuant to the BCA, the Company issued 5,000,000 shares of common stock for services to be provided to the Company related to business development, product marketing, helping identify mergers and acquisition candidates, and will consult with and advise the Company on matters pertaining to business modeling and strategic alliances. The Company valued the shares at $0.0267 per share (the market price of the common stock) and recorded stock compensation expense for the year ended December 31, 2017, of $133,500.

On January 27, 2017, the Company issued 1,000,000 shares of restricted common stock to Kopelowitz Ostrow P.A. (“KO”) pursuant to a Debt Settlement and Release Agreement (the “Debt Settlement”) by and between the Company and KO. Among the terms of the Debt Settlement was the forgiveness of $24,614 of debt the Company owed KO for legal services provided.

On January 30, 2017, the Company issued 1,000,000 shares of common stock to Venture Equity. The Company valued the shares at $0.03 per share (the market price of the common stock) and cancelled of $13,169 of accrued and unpaid fees owed Venture Equity and recorded stock-based compensation expense for the year ended December 31, 2017, of $16,831.

Also, on January 30, 2017, the Company issued 10,000,000 shares of common stock to the Company’s CEO. The shares were issued for services performed as the sole Officer and director of the Company since November 2014. The Company valued the shares at $0.0301 per share (the market price of the common stock) and for the year ended December 31, 2017, recorded stock compensation expense, management, of $301,000.

On June 19, 2017, the Company issued 1,319,149 shares of common stock to St. George pursuant to the “true-up” terms and conditions of the St. George note.

On August 8, 2017, the Company issued 2,000,000 shares of common stock for compensation for services of the Company’s chief operating officer. The Company valued the shares at $0.0123 per share (the market price of the common stock) and for the year ended December 31, 2017, recorded stock compensation expense, management, of $24,600.

On August 8, 2017, the Company issued 5,000,000 shares of common stock for the property known as the "420 Style" resort and estate, located in Canada (see note 11). The Company valued the shares at $0.0123 per share (the market price of the common stock) and has included $61,500 in stock- based compensation expense for the year ended December 31, 2017.

During the year ended December 31, 2017, the company issued 52,574,335 shares of common stock to St. George pursuant to Notices of Exercise of Warrant received. The shares were issued based upon the cashless exercise provision of the warrant.

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

In addition to the above during the year ended December 31, 2016, the Company:

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

The independent auditors’ reports on our financial statements for the years ended December 31, 2017 and 2016 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 10 to the consolidated financial statements filed herein.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditors have raised a substantial doubt about our ability to continue as a going concern.

Results of Operations

Year ended December 31, 2017 compared to December 31, 2016

Revenues

Revenues for the years ended December 31, 2017 and 2016 were $50,000 and $3,228, respectively. Revenues for the year ended December 31, 2017, were comprised of consulting fees of $48,000 and other fees of $2,000.

Cost of Sales

For the year ended December 31, 2017 and 2016, cost of sales were $64,000 and $3,161, respectively.

Operating Expenses

Operating expenses were $1,715,984 for the year ended December 31, 2017 compared to $607,921 for the year ended December 31, 2016. The expenses were comprised of:

	Year Ended December 31,
Description	2017	2016
Administration and management fees	$504,200	$163,850
Professional and consulting fees	730,357	161,150
Advertising and promotional expenses	54,927	6,321
Rent and occupancy costs	101,279	40,303
Leased property for sub-lease including maintenance costs	41,546	114,894
Travel and entertainment	136,751	27,506
General and other administrative	146,924	93,897
Total	$1,715,984	$607,921

Administrative and management fees include stock compensation expense of $301,000 for the issuance of 10,000,000 shares of common stock to the Company’s CEO. The shares were issued for services performed as the sole Officer and director of the Company since November 2014. The Company valued the shares at $0.0301 per share (the market price of the common stock) and for the year ended December 31, 2017, recorded stock compensation expense, management, of $301,000.

Professional and consulting fees include stock-based compensation of $219,600 and $2,371 for the years ended December 31, 2017 and 2016, respectively. The 2017 expense was comprised of:

•	The Company issuing 5,000,000 shares of common stock issued in January 2017 for services to be provided to the Company related to business development, product marketing, helping identify mergers and acquisition candidates. The Company valued the shares at $0.0267 per share (the market price of the common stock) and recorded stock compensation expense for the year ended December 31, 2017, of $133,500.

•	On August 8, 2017, the Company issued 2,000,000 shares of common stock for compensation for services of the Company’s chief operating officer. The Company valued the shares at $0.0123 per share (the market price of the common stock) and for the year ended December 31, 2017, recorded stock compensation expense, management, of $24,600.

•	$61,500 for the issuance of 5,000,000 shares of common stock for the property known as the "420 Style" resort and estate, located in Canada (see note 11). The Company valued the shares at $0.0123 per share (the market price of the common stock) and has included $61,500 in stock- based compensation expense for the year ended December 31, 2017.

Professional and consulting fees (excluding stock compensation expense, other) increased for the year ended December 31, 2017 compared to December 31, 2016, and is comprised of the following:

	Year ended December 31,
	2017	2016
Legal fees	$324,057	$52,608
Consulting fees	29,000	4,000
Accounting and auditing fees	78,000	60,442
Investor relation costs (including related of $30,500 and $41,400 for 2017 and 2016, respectively)	79,700	44,100
	$510,757	$161,150

Legal fees increased for the year ended December 31, 2017, for costs incurred related to the Braune and Rodriguez matters (see Note 11 to consolidated financial statements included herein). Consulting fees increased for the year ended December 31, 2017, as the Company had engaged various consultants to assist the Company in strategic planning regarding the Company’s current operations and future growth plans.

Advertising and promotional expenses increased for the year ended December 31, 2017 compared to the year ended December 31, 2016, as a result of the Company distributing product samples to distributors and dispensaries in California as part of a marketing campaign regarding a product launch and introduction.

Rent and occupancy costs increased for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was primarily as a result of the Company not beginning operations in Puerto Rico at the beginning of 2017.due to Hurricane Irma in Puerto Rico in the summer of 2017, the leases were terminated.

Leased property available for sub-lease and property maintenance costs were $41,456 and $114,894 for the years ended December 31, 2017 and 2016, respectively. The costs were comprised of leased real estate costs.

General and other administrative costs for the year ended December 31, 2017, increased compared to the year ended December 31, 2016. The significant expenses is comprised of the following:

Description	2017	2016
Filing fees and transfer agent fees	$15,913	$14,236
Other taxes	8,182	6,259
Depreciation	15,516	2,625
Telephone, internet and website expenses	39,738	10,417
Investor relations	25,508	17,231
Office supplies and expense	9,866	2,508
Other general and other administrative	32,200	40,621
Total	$146,923	$93,897

Other Income (Expense), Net

Other expense for the year ended December 31, 2017 was $7,423,327 compared to $2,370,035 for the year ended December 31, 2016. Other expenses for the 2017 period was from the increase on the fair value of derivatives of $4,986,057, interest expense of $1,873,198, a loss on legal matter of $399,291 and losses on debt settlements of $114,781 and an impairment of investments of $50,000.

Other expense for the 2016 period was from the increase on the fair value of derivatives of $1,457,071, loss on investment in subsidiary of $255,000 and interest expense of $742,041 partially offset by a gain in debt extinguishment of $84,057.

 Interest expense increased in the current period and was comprised of:

	Year ended December 31,
	2017	2016
Interest on face value and other	$92,147	$54,251
Prepayment interest	65,000	—
Amortization of note discount	1,587,831	663,031
Amortization of deferred financing fees	128,220	25,355
Interest income	—	(616)
Total	$1,873,198	$742,021

Liquidity and Capital Resources

For the year ended December 31, 2017, net cash used in operating activities was $1,228,835 compared to $445,260 for the year ended December 31, 2016. The net loss for the year ended December 31, 2017 of $9,153,310 was offset by non- cash expenses of $2,223,824 for the initial fair value of derivative liabilities, the change in fair values of derivative liabilities of $2,762,231, the amortization of discounts on convertible notes of $1,587,831, stock- based compensation of $520,600 and amortization of deferred financing costs of $128,220. Changes in operating assets and liabilities that reduced cash used in operating activities were in the aggregate $602,246.

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

During the year ended December 31, 2017, net cash used in investing activities was $397,651 compared to $20,757 for the year ended December 31, 2016. For the period ending December 31, 2017, the Company purchased furniture and equipment of $187,651 compared to $20,757 for the year ended December 31, 2016. The Company has also expended $210,000 to invest in note receivables related to two separate five- year exclusive licensing and operation agreements.

Net cash provided by financing activities was $1,864,115 and $521,731 for the years ended December 31, 2017 and 2016, respectively. The 2017 activity was comprised of proceeds received related to the issuance of convertible promissory notes of $1,678,494 and $545,000 related to Stock Purchase Agreements with St. George. The Company also made payments of $322,879 of principal and accrued interest on convertible promissory notes and $36,500 on notes payable.

For the year ended December 31, 2017, cash and cash equivalents increased by $67,260 compared to $11,548 for the year ended December 31, 2016. Ending cash and cash equivalents at December 31, 2017 was $304,889 compared to $67,260 at December 31, 2016.

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

Notes receivable

During the year ended December 31, 2017, the Company has recorded notes receivable the following:

·	$110,000 pursuant to a five (5) year operational and exclusive licensing agreement with a third party who leases a 25,000-sq. ft. approved cultivation facility located in San Juan, Puerto Rico (see Note 10).
·	$100,000 pursuant to a five (5) year operational and exclusive licensing agreement with a third party who leases a 10,000-sq. ft. approved cultivation facility located in Washington State (see Note 10).

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of December 31, 2017, there were warrants and options to purchase 49,135,392 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 138,041,561 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2017 disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2017 as described below.

We assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

 Lack of Control Procedures: Due to the Company not having formal Control procedures related to the approval of related party transactions.

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

Name	Age	Positions Held and Tenure
B. Michael Friedman	51	Chief Executive Officer and Director

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

Corporate Governance

During the quarter ended December 31, 2017, there were no material changes to procedures by which security holders may recommend nominees to our board of directors.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of such reports, and on written representations from certain reporting persons, the Company believes that, with respect to the fiscal year ended December 31, 2017, each director, executive officer and 10% stockholder made timely filings of all reports required by Section 16 of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

The following tables set forth all of the compensation awarded to, earned by or paid to: (i) each individual serving as our principal executive officer; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2017 and who received in excess of $100,000.

Summary Compensation Table

Name & Principal Position	Year	Salary	Stock Awards (2)	Option Awards	All Other Compensation	Total
B. Michael Friedman (1)	2017	$150,000	$301,000	$—	$—	$451,000
Chief Executive Officer and Chief Financial Officer	2016	$150,000	$—	$—	$—	$150,000

(1) (2)

Mr. Friedman resigned as an officer and director of the Company effective March 20, 2015 and was re-appointed and named interim CEO and as a member of the BOD on November 4, 2015. Effective January 1, 2013, the Company agreed to an annual compensation of $150,000 for its CEO, Mr. Michael Friedman (resigned March 20, 2015, re-appointed November 4, 2015).

On January 30, 2017, the Company issued 10,000,000 shares of common stock to the Company’s CEO. The shares were issued for services performed as the sole Officer and director of the Company since November 2014. The Company valued the shares at $0.0301 per share (the market price of the common stock) and for the year ended December 31, 2017, recorded stock compensation expense, management, of $301,000.

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

Outstanding Equity Awards at Fiscal Year-End

Other than the awards included in the Summary Compensation Table above, no executive officer received any equity awards during 2017, or holds exercisable or unexercisable options, as of December 31, 2017.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of March 31, 2018 by: (1) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock; (2) each of the named executive officers as defined in Item 402(m)(2); (3) each of the Company’s directors; and (4) all of the Company’s executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

	Common Stock		Series B Preferred Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
B. Michael Friedman 777 Brickell Avenue, Suite 500 Miami, FL 33131	38,000,778	4.9%	1,000	100%

All directors and executive officers as a group – 1 person	38,000,778	4.9%	1,000	100%

(1)	Based on a total of an aggregate of 779,245,512 shares of common stock outstanding.
(2)	Based on 1,000 shares of Series B preferred stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Management fees

Effective January 1, 2013, the Company agreed to an annual compensation of $150,000 for its CEO, Mr. Michael Friedman (resigned March 20, 2015, re-appointed November 4, 2015).

For the years ended December 31, 2017 and 2016, the Company recorded expenses to its officers the following amounts included in Administrative and Management Fees in the consolidated statements of operations, included herein:

	2017	2016
Mr. Friedman	$150,000	$150,000

As of December 31, 2017, and 2016, the Company owed to its officers the following amounts, included in Due to related party on the Company’s consolidated balance sheet:

	2017	2016
Mr. Friedman	$7,715	$54,246

Effective June 26, 2015, the Company issued 1,000 shares of Class B Preferred Stock (super voting rights, non-convertible securities) to Mr. Friedman, resulting in Mr. Friedman having majority control in determining the outcome of all corporate transactions subject to vote, including the election of officers.

On January 30, 2017, the Company issued 10,000,000 shares of common stock to the Company’s CEO. The shares were issued for services performed as the sole Officer and director of the Company since November 2014. The Company valued the shares at $0.0301 per share (the market price of the common stock) and for the year ended December 31, 2017, recorded stock compensation expense, management, of $301,000.

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

Amounts Due from 800 Commerce, Inc.

As of December 31, 2012, the Company owned 6,000,000 shares of 800 Commerce’s (now known as Petrogress, Inc.) common stock, representing approximately 32% of 800 Commerce’s outstanding common stock. Effective September 4, 2013, Agritek distributed the 6,000,000 shares of the Company’s common stock to their shareholders of record as of September 3, 2013. Through February 29, 2016, the Company and 800 Commerce were commonly controlled due to common management and board members. 800 Commerce owes Agritek $282,947 and $236,759 as of February 29, 2016 and December 31, 2015, respectively, as a result of advances received from or payments made by Agritek on behalf of 800 Commerce. In February 2016, the Company entered into a Debt Settlement Agreement (the “Settlement Agreement”) with Petrogress, Inc. whereby the Company accepted 1,101,642 shares of common stock of Petrogress in settlement of the amount due. Based on the market value of the Petrogress common stock on the date of the Settlement Agreement, the Company recognized a loss of $266,422 for the year ended December 31, 2015. Based on the market price of the Petrogress common stock as of December 31, 2017 and 2016, the Company recorded unrealized gains on marketable securities of $2,093 and $23,244 for the years ended December 31, 2017, and 2016, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by our auditors for the years ended December 31, 2017 and 2016.

	2017	2016
Audit Fees	$47,000	$33,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$47,000	$33,000

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

		The consolidated financial statements and Report of Independent Registered Public Accounting Firms are included on pages F-1 through F-22.

	2.	Financial Statement Schedules

		All schedules for which provisions made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description of Exhibit

10.1	Form of Convertible Promissory Note by and between Agritek Holdings, Inc. and Vis Vires Group, Inc. dated February 23, 2015. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 10-Q with the SEC on May 18, 2015).
10.2	Form of 8% Convertible Redeemable Note by and between Agritek Holdings, Inc. and LG Capital Funding, LLC dated March 27, 2015. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 10-Q with the SEC on May 18, 2015).
10.3	Form of 8% Convertible Redeemable Note by and between Agritek Holdings, Inc. and GW Holding Group, LLC dated March 30, 2015. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 10-Q with the SEC on May 18, 2015).
10.4+	Employment and Board of Directors Agreement effective March 20, 2015 by and between Agritek Holdings, Inc. and Justin Braune (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on March 20, 2015).
10.5	Deed in Lieu of Foreclosure Agreement dated December 16, 2015, by and among Agritek Holdings, Inc. and Tonaquint, Inc. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on February 12, 2016).
10.6	Replacement Note dated January 5, 2016, issued to LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.2 as filed on Form 8-K with the SEC on February 12, 2016).
10.7	Replacement Note dated January 5, 2016, issued to LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.3 as filed on Form 8-K with the SEC on February 12, 2016).
10.8	Replacement Note dated January 5, 2016, issued to Cerebrus Finance Group, LTD (Incorporated herein by reference to Exhibit 10.4 as filed on Form 8-K with the SEC on February 12, 2016).
10.9	Securities Purchase Agreement dated January 19, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.5 as filed on Form 8-K with the SEC on February 12, 2016).
10.10	Convertible Redeemable Note dated January 19, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.6 as filed on Form 8-K with the SEC on February 12, 2016).
10.11	Securities Purchase Agreement dated January 19, 2016, by and between Agritek Holdings, Inc. and Cerebrus Finance Group, LTD. (Incorporated herein by reference to Exhibit 10.7 as filed on Form 8-K with the SEC on February 12, 2016).
10.12	Convertible Redeemable Note dated January 19, 2016, by and between Agritek Holdings, Inc. and Cerebrus Finance Group, LTD (Incorporated herein by reference to Exhibit 10.8 as filed on Form 8-K with the SEC on February 12, 2016).

10.13	Securities Purchase Agreement dated March 23, 2016, by and between Agritek Holdings, Inc. and Cerebrus Finance Group, LTD. (Incorporated herein by reference to Exhibit 10.13 as filed on Form 10-Q with the SEC on May 23, 2016).
10.14	Convertible Redeemable Note dated March 23, 2016, by and between Agritek Holdings, Inc. and Cerebrus Finance Group, LTD (Incorporated herein by reference to Exhibit 10.14 as filed on Form 10-Q with the SEC on May 23, 2016).
10.15	Securities Purchase Agreement dated December 13, 2016 by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on December 19, 2016).
10.16	Convertible Redeemable Note dated December 13, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.2 as filed on Form 8-K with the SEC on December 19, 2016).
10.17	Convertible Redeemable Note Back End dated December 13, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.3 as filed on Form 8-K with the SEC on December 19, 2016).
10.18	Collateralized Secured Promissory Note dated December 13, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.4 as filed on Form 8-K with the SEC on December 19, 2016).
10.19	Termination Agreement dated December 13, 2016 by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.5 as filed on Form 8-K with the SEC on December 19, 2016).
10.20	Investor Note #1 dated October 31, 2016, by and between Agritek Holdings, Inc. and St. George Investments LLC. (Incorporated herein by reference to Exhibit 10.6 as filed on Form 8-K with the SEC on December 19, 2016).
10.21	Warrant #2 dated October 31, 2016, by and between Agritek Holdings, Inc. and St. George Investments LLC. (Incorporated herein by reference to Exhibit 10.7 as filed on Form 8-K with the SEC on December 19, 2016).
10.22	Securities Purchase Agreement dated January 24, 2017 by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on January 31, 2017).
10.23	Convertible Redeemable Note dated January 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.2 as filed on Form 8-K with the SEC on January 31, 2017).
10.24	Convertible Redeemable Note Back End dated January 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.3 as filed on Form 8-K with the SEC on January 31, 2017).
10.25	Collateralized Secured Promissory Note dated January 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.4 as filed on Form 8-K with the SEC on January 31, 2017).
10.26	Securities Purchase Agreement dated January 24, 2017 by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.5 as filed on Form 8-K with the SEC on January 31, 2017).
10.27	Convertible Redeemable Note dated January 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.6 as filed on Form 8-K with the SEC on January 31, 2017).
10.28	Convertible Redeemable Note Back End dated January 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.7 as filed on Form 8-K with the SEC on January 31, 2017).
10.29	Collateralized Secured Promissory Note dated January 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.8 as filed on Form 8-K with the SEC on January 31, 2017).
10.30	Securities Purchase Agreement dated February 1, 2017 by and between Agritek Holdings, Inc. and Power Up Lending Group, LTD.
10.31	Convertible Promissory Note dated February 1, 2017, by and between Agritek Holdings, Inc. and Power Up Lending Group, LTD.

10.32	Securities Purchase Agreement dated February 24, 2017 by and between Agritek Holdings, Inc. and LG Capital Funding, LLC.
10.33	Convertible Redeemable Note dated February 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC.
10.34	Convertible Redeemable Note Back End dated February 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC.
10.35	Collateralized Secured Promissory Note dated February 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC.
10.36	Securities Purchase Agreement dated February 24, 2017 by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD.
10.37	Convertible Redeemable Note dated February 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD.
10.38	Convertible Redeemable Note Back End dated February 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD.
10.39	Collateralized Secured Promissory Note dated February 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD.
10.40	Securities Purchase Agreement dated February 24, 2017 by and between Agritek Holdings, Inc. and LG Capital Funding, LLC.
10.41	Convertible Redeemable Note dated February 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC.
10.42	Convertible Redeemable Note Back End dated February 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC.
10.43	Collateralized Secured Promissory Note dated February 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC.
10.44	Collateralized Secured Promissory Note dated February 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC.

10.45	Securities Purchase Agreement dated March 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.41 as filed on Form 10-K with the SEC on March 31, 2017).
10.46	Convertible Redeemable Note dated March 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.42 as filed on Form 10-K with the SEC on March 31, 2017).
10.47	Convertible Redeemable Note Back-End dated March 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.43 as filed on Form 10-K with the SEC on March 31, 2017).
10.48	Collateralized Secured Promissory Note dated March 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.44 as filed on Form 10-K with the SEC on March 31, 2017).
10.49	Securities Purchase Agreement dated April 24, 2017 by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.45 as filed on Form 10-Q with the SEC on May 15, 2017).
10.50	Convertible Redeemable Note dated April 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.46 as filed on Form 10-Q with the SEC on May 15, 2017).
10.51	Convertible Redeemable Note Back-End dated April 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.47 as filed on Form 10-Q with the SEC on May 15, 2017).
10.52	Securities Purchase Agreement dated May 24, 2017 by and between Agritek Holdings, Inc. and LG Capital Funding, LLC (Incorporated herein by reference to Exhibit 10.48 as filed on Form 10-Q with the SEC on August 14, 2017).
10.53	Convertible Redeemable Note dated May 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC (Incorporated herein by reference to Exhibit 10.49 as filed on Form 10-Q with the SEC on August 14, 2017).

10.54	Convertible Redeemable Note Back-End dated May 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC (Incorporated herein by reference to Exhibit 10.50 as filed on Form 10-Q with the SEC on August 14, 2017).
10.55	Replacement Note dated June 23, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.51 as filed on Form 10-Q with the SEC on August 14, 2017).
10.56	Replacement Note dated June 23, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group, LTD (Incorporated herein by reference to Exhibit 10.52 as filed on Form 10-Q with the SEC on August 14, 2017).
10.57	Securities Purchase Agreement dated August 7, 2017 by and between Agritek Holdings, Inc. and Power Up Lending Group, LTD. (Incorporated herein by reference to Exhibit 10.53 as filed on Form 10-Q with the SEC on August 14, 2017).
10.58	Convertible Promissory Note dated August 7, 2017, by and between Agritek Holdings, Inc. and Power Up Lending Group, LTD. (Incorporated herein by reference to Exhibit 10.54 as filed on Form 10-Q with the SEC on August 14, 2017).
10.59	Securities Purchase Agreement dated December 20, 2017 by and between Agritek Holdings, Inc. and St. George Investments, LLC. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on February 6, 2018).
10.60	Convertible Promissory Note dated December 20, 2017, by and between Agritek Holdings, Inc. and St. George Investments, LLC. (Incorporated herein by reference to Exhibit 10.2 as filed on Form 8-K with the SEC on February 6, 2018).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

*Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Agritek Holdings, Inc.

By:	/s/ B. Michael Friedman
B. Michael Friedman
Chief Executive Officer

Date:	April 17, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ B. Michael Friedman	Chief Executive Officer, President and Director (principal executive officer and principal accounting officer)	April 17, 2018
B. Michael Friedman

AGRITEK HOLDINGS, INC.

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firms	F-2 – F-3
Balance Sheets as of December 31, 2017 and 2016	F-4
Statements of Operations for the years ended December 31, 2017 and 2016	F-5
Statement of Changes in Stockholders Deficit for the years ended December 31, 2017 and 2016	F-6
Statements of Cash Flows for the years ended December 31, 2017 and 2016	F-7
Notes to Financial Statements	F-8 – F-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Agritek Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Agritek Holdings, Inc. (the Company) as of December 31, 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2017, and the related notes and schedules (collectively referred to as the consolidated financial statements). The financial statements for the period ended December 31, 2016 were audited by other auditors who report expressed an unqualified opinion on the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the years in the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Managements plans regarding those matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX

April 17, 2018

To the Board of Directors and

Agritek Holdings, Inc.

We have audited the accompanying balance sheet of Agritek Holdings, Inc. (the “Company”) as of December 31, 2016 and related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Agritek Holdings, Inc. as of December 31, 2016 and the results of its operations and its cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring operating losses, has an accumulated stockholders’ deficit, has negative working capital, has had minimal revenues from operations, and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Cornelius, NC

The United States of America

March 31, 2017

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$304,889	$67,260
Marketable Securities	41,862	39,769
Inventory, net	10,000	—
Prepaid assets and other	48,500	10,000
Total current assets	405,251	117,029

Note receivable	210,000	—
Property and equipment, net of accumulated depreciation of $23,824 (2017) and $8,308 (2016)	286,415	26,280
Investments in non-marketable securities	—	50,000
Security deposit and other	13,825	825
Total assets	$915,491	$194,134

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,089,333	$550,885
Due to related party	7,715	54,246
Customer deposits	2,400	2,400
Deferred rent	24,916	—
Convertible notes payable, net of discount of $494,193 (2017) and $257,034 (2016)	485,250	569,446
Derivative liabilities	5,416,830	1,613,770
Note payable, current portion	51,500	—
Total current liabilities	7,077,944	2,790,747

Commitments and Contingencies

Stockholders' Deficit:
Series B convertible preferred stock, $0.01 par value; 1,000,000 shares authorized, and 1,000 shares issued and outstanding	10	10
Common stock, $.0001 par value; 1,000,000,000 shares authorized; 723,680,348 (2017) and 400,867,449 (2016) shares issued and outstanding	72,369	40,087
Common stock to be issued	5,257
Additional paid-in capital	19,312,650	13,764,813
Deferred expenses	—
Accumulated comprehensive gain	25,337	23,244
Accumulated deficit	(25,578,077)	(16,424,767)
Total stockholders' deficit	(6,162,464)	(2,596,613)

Total liabilities and stockholders' deficit	$915,491	$194,134

See notes to consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016
Consulting income	$48,000	$—
Product revenue	2,000	3,228
Total revenue	50,000	3,228
Cost of revenue, includes $30,000 related party for 2017	64,000	3,161
Gross profit (loss)	(14,000)	67

Operating Expenses:
Management fees	421,000	150,000
Administrative fees	83,200	13,850
Professional and consulting fees	730,357	161,150
Rent and other occupancy costs	101,279	40,303
Leased property expense	41,546	114,894
Other general and administrative expenses	338,601	127,724

Total operating expenses	1,715,983	607,921

Operating loss	(1,729,983)	(607,854)

Other Income (Expense):
Gain (loss) on debt settlement	(114,781)	84,057
Loss on legal matter	(399,291)	—
Impairment of investments	(50,000)	(255,000)
Interest expense	(1,873,198)	(742,021)
Derivative liability expense	(4,986,057)	(1,457,071)

Total other expense, net	(7,423,327)	(2,370,035)

Net loss	$(9,153,310)	$(2,977,889)

Unrealized gain on marketable securities	2,093	23,244
Net comprehensive loss	$(9,151,217)	$(2,954,645)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	536,650,839	334,772,545

See notes to consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

					Series B Preferred		Additional	Accumulated		Total
	Common stock		Common stock		stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain	Deficit	Deficiency
Balances January 1, 2016	281,540,332	$28,155	—	$—	1,000	$10	$12,536,138	$—	$(13,446,878)	$(882,575)

Common stock issued upon conversion of convertible debt and accrued interest	114,327,117	11,432	—	—	—	—	179,953	—	—	191,385

Issuance of warrants for services	—	—	—	—	—	—	2,371	—	—	2,371

Issuance of common stock for acquisition	5,000,000	500	—	—	—	—	254,500	—	—	255,000

Reclassification for conversions of convertible debt	—	—	—	—	—	—	791,851	—	—	791,851

Unrealized gain on marketable securities	—	—	—	—	—	—	—	23,244	—	23,244

Net loss	—	—	—	—	—	—	—	—	(2,977,889)	(2,977,889)

Balances, December 31, 2016	400,867,449	40,087	—	—	1,000	10	13,764,813	23,244	(16,424,767)	(2,596,613)

Common stock issued upon conversion of convertible debt and accrued interest	194,559,519	19,457	—	—	—	—	1,420,638	—	—	1,440,095

Common stock issued for additional interest on convertible notes	1,319,149	132	—	—	—	—	15,962	—	—	16,094

Common stock issued upon settlement of accounts payable	2,000,000	200	—	—	—	—	55,500	—	—	55,700

Issuance of common stock investment in Canadian property	5,000,000	500	—	—	—	—	61,000	—	—	61,500

Common stock issued for services, related party	10,000,000	1,000	—	—	—	—	300,000	—	—	301,000

Amortization of deferred stock compensation	—	—	—	—	—	—	—

Issuance of common stock for services	7,000,000	700	—	—	—	—	157,400	—	—	158,100

Reclassification for conversions of convertible debt	—	—	—	—	—	—	3,007,887	—	—	3,007,887

Common stock to be issued pursuant to Stock Purchase Agreements	—	—	52,574,335	5,257	—	—	539,743	—	—	545,000

Common stock previously cancelled on Company’s records	15,000,000	1,500	—	—	—	—	(1,500)	—	—	—

Common stock issued upon cashless warrant exercises	87,934,231	8,793	—	—	—	—	—	—	—	8,793

Unrealized gain on marketable securities	—	—	—	—	—	—	—	2,093	—	2,093

Net loss	—	—	—	—	—	—	—	—	(9,153,310)	(9,153,310)

Balances, December 31, 2017	723,680,348	$72,369	52,574,335	$5,257	1,000	$10	$19,312,650	$25,337	$(25,578,077)	$(6,162,454)

See notes to consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
Cash flow from operating activities:
Net loss	$(9,153,310)	$(2,977,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	520,600	2,371
Common stock issued for additional interest to convertible noteholder	16,091	—
Amortization of deferred financing costs	128,220	—
Impairment of investments	50,000	255,000
Loss on settlement of accounts payable	17,916	—
Depreciation	15,516	3,566
Initial expense for fair value of derivative liabilities	2,223,824	3,249,056
Amortization of discounts on convertible notes	1,587,831	635,780
Change in fair values of derivative liabilities	2,762,231	(1,791,988)
Gain on debt settlement	—	(84,057)
Changes in operating assets and liabilities:
Decrease (increase) in :
Inventory	(10,000)	—
Prepaid assets and other	(38,500)	(6,667)
Security deposit	(13,000)	—
Increase (decrease) in:
Accounts payable and accrued expenses	685,361	234,234
Due to related party	(46,531)	32,935
Deferred rent	24,916	—
Tenant deposits	—	2,400
Net cash used in operating activities	(1,228,835)	(445,260)

Cash flows from investing activities:
Purchase of property, equipment and furniture	(187,651)	(20,757)
Purchase of notes receivable	(210,000)	—
Net cash used in investing activities	(397,651)	(20,757)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	1,678,494	521,731
Payments made of principal and accrued interest on convertible notes	(322,879)	—
Payments made on note payable	(36,500)	—
Proceeds from sale of common stock to be issued	545,000	—
Net cash provided by financing activities	1,864,115	521,731

Net increase in cash and cash equivalents	237,629	55,711

Cash and cash equivalents, Beginning	67,260	11,548

Cash and cash equivalents, Ending	$304,889	$67,260

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,275	$—
Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Discount from derivatives	$1,824,892	$865,593
Accrued interest converted into convertible note	$6,398	$—
Conversion of notes payable and interest into common stock	$1,440,093	$191,386
Fair value of marketable securities issued in exchange for debt	$—	$16,525
Change in fair value for available for sale marketable securities	$2,093	$23,244
Issuance of note payable as part of land acquisition	$88,000	$—
Settlement of derivatives	$3,007,887	$791,851
Stock issued for settlement of accounts payable	$37,784	$—
Stock issued for cashless exercise	$8,793	$—

See notes to consolidated financial statements.

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

Although forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2017, and 2016, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in quarterly reports on Form 10-Q and in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K.

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

 AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 1 - Organization

Business

Agritek Holdings Inc. (“the Company” or “Agritek Holdings”) and its wholly-owned subsidiaries, MediSwipe, Inc. (“MediSwipe”), Prohibition Products Inc., and Agritek Venture Holdings, Inc. (“AVHI”) is a fully integrated, active investor and operator in the legal cannabis sector. Specifically, Agritek Holdings provides strategic capital and functional expertise to accelerate the commercialization of its diversified portfolio of holdings. Currently, the Company is focused on three high-value segments of the cannabis market, including real estate investment, intellectual property brands; and infrastructure, with operations in three U.S. States, Colorado, Washington State, California as well as Canada and Puerto Rico. Agritek Holdings invests its capital via real estate holdings, licensing agreements, royalties and equity in acquisition operations.

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

The Company intends to bring its’ array of services to each new state that legalizes the use of cannabis according to appropriate state and federal laws. Our primary objective is acquiring commercial properties to be utilized in the commercial marijuana industry as cultivation facilities in compliance with state laws. This is an essential aspect of our overall growth strategy because once acquired and re-zoned, the value of such real property is substantially higher than under the previous zoning and use.

Once properties are identified and acquired to be used for purposes related to the commercial marijuana industry as provided for by state law, and we plan to create vertical channels within that legal jurisdiction including equipment financing, payment processing and marketing of exclusive brands and services to retail dispensaries.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the consolidated accounts of Agritek and its’ wholly owned subsidiaries MediSwipe, AVHI, The American Hemp Trading Company, Inc., a Colorado Corporation (dba 77Acres, Inc.) and PPI. PPI, a Florida corporation, was originally formed on July 1, 2013 as The American Hemp Trading Company, Inc. (“HempFL”) and on August 27, 2014, HempFL changed its’ name to PPI. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents.

Accounts Receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of December 31, 2017 and 2016, based on the above criteria, the Company has a full allowance for doubtful accounts of $43,408.

Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management analysis or inventory levels and future sales forecasts.

Notes receivable

During the year ended December 31, 2017, the Company has recorded notes receivable the following:

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

Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs prior to maturity a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued, the Company may provide the debt holder with an original issue discount. The original issue discount would be recorded to debt discount, reducing the initial carrying value of the note and is amortized to interest expense through the maturity of the debt. If a conversion of the underlying debt occurs prior to maturity a proportionate share of the unamortized amounts is immediately expensed.

Marketable Securities and Other Comprehensive Income

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

Investment of Non-Marketable Securities

In 2014, the Company purchased an investment in non-marketable securities of a less than 10% interest in two privately held companies of $25,000 each, that provide merchant processing services. During the year ended December 31, 2017, due to recent losses, management wrote off the investment of $50,000, which is included in Other expenses on the consolidated statements of operations included herein. As of December 31, 2017, and 2016, the balance of the Investment of Non-Marketable Securities and Other was $-0- and $50,000, respectively

Property and Equipment

Property and equipment are stated at cost, and except for land, depreciation is provided by use of a straight-line method over the estimated useful lives of the assets. The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. In February, 2017, the Company entered into a land purchase contract to acquire approximately 80 acres including water and mineral rights. The total cost of the land was $129,555. The Company paid $41,554 at closing and issued a note payable for $88,000. As of December 31, 2017, the Company is on the deed of trust of the property with a remaining note balance of $51,500 due the seller. The estimated useful lives of property and equipment are as follows:

Furniture and equipment	5 years
Manufacturing equipment	7 years

The Company's property and equipment consisted of the following at December 31, 2017, and 2016:

	December 31, 2017	December 31, 2016
Furniture and equipment	$180,684	$34,587
Land	129,555	—
Accumulated depreciation	(23,824)	(8,307)
Balance	$286,415	$26,280

Depreciation expense of $15,516 and $3,566 was recorded for the years ended December 31, 2017, and 2016, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Deferred rent

The Company calculates the total cost of the lease for the entire lease period and divides that amount by the number of months of the lease. The result is the average monthly expense and is charged to rent expense with the offset to deferred rent, irrespective of the actual amount paid. The amounts paid are charged to the deferred rent account. Rent expense of $45,417 for the year ended December 31, 2017, was recorded for the office space in Puerto Rico and the Company made payments of $20,516. As of December 31, 2017, the Company has a balance of $24,916 in deferred rent which is included in the consolidated balance sheet.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the month in which products are shipped or fees are earned. Consulting revenue of $48,000 and product sales (net) of $2,000 has been recognized for the year ended December 31, 2017.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

☐	Level 1 - Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
☐	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
☐	Level 3 - Unobservable inputs reflecting the Company's assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable and accrued expenses, certain notes payable and notes payable - related party, approximate their fair values because of the short maturity of these instruments.

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2017, and 2016, for each fair value hierarchy level:

December 31, 2017	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$5,416,830	$5,416,830
December 31, 2016
Level I	$—	$—
Level II	$—	$—
Level III	$1,613,770	$1,613,770

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of December 31, 2017, there were warrants and options to purchase 49,135,392 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 138,041,561 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is anti-dilutive.

Accounting for Stock-Based Compensation

The Company accounts for stock awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Stock awards granted to non-employees are valued at their respective measurement dates based on the trading price of the Company’s common stock and recognized as expense during the period in which services are provided. For the year ended December 31, 2017, and 2016 the Company recorded stock- based compensation of $520,600 and $2,371, respectively (See Notes 10 and 11).

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

Advertising

The Company records advertising costs as incurred. For the years ending December 31, 2017, and 2016, advertising expenses was $54,927 and $8,321, respectively.

Note 3 – Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company elected to early adopt the new guidance in the second quarter of fiscal year 2016 which requires us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of additional stock compensation expense and paid-in capital for all periods in fiscal year 2016. Additional amendments to the recognition of excess tax benefits, accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2016, where the cumulative effect of these changes is required to be recorded. We have elected to account for forfeitures as they occur to determine the amount of compensation cost to be recognized in each period.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230).” ASU No. 2016-18 requires that restricted cash be included with cash and cash equivalents when reconciling the change in cash flow. This guidance is reflected in these financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the second step of the two-step goodwill impairment test. Under ASU 2017-04, an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 does not amend the optional qualitative assessment of goodwill impairment. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019; early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not elected early adoption of this standard and is currently in the process of evaluating the impact of adopting ASU 2017-04 and cannot currently estimate the financial statement impact of adoption.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in this update provide guidance about which changes to the terms or conditions of a share-based award require an entity to apply modification accounting in Topic 718. The guidance will be effective for the Company for its fiscal year 2018, with early adoption permitted. The Company does not expect this ASU to materially impact the Company’s consolidated financial statements.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

	2017	2016
Balance January 1	$39,769	$—
Fair value of stock received	—	16,525
Unrealized gain marked to fair value	2,093	23,244
Balance December 31	$41,862	$39,769

800 Commerce, Inc. (now known as Petrogress, Inc), was a commonly controlled entity until February 29, 2016, owed Agritek $282,947 as of February 29, 2016, as a result of advances received from or payments made by Agritek on behalf of 800 Commerce. These advances were non-interest bearing and were due on demand. Effective February 29, 2016, the Company received 1,102,462 shares of common stock of Petrogress, Inc. as settlement of the $282,947 owed to the Company. The market value on the date the Company received the shares of common stock was $16,525.

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016

Vendor deposits	$46,000	$6,000
Consulting fees	—	4,000
Investor relations	2,500	—
Total prepaid expenses	$48,500	$10,000

Note 6– Concentration of Credit Risk

Cash

Financial   instruments   that   potentially   subject   the   Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances.

Note 7 – Note Payable

Note Payable Land

In February, 2017, the Company entered into a land purchase contract to acquire approximately 80 acres including water and mineral rights. The total cost of the land was $129,555. The Company paid $41,554 at closing and issued a note payable for $88,000. As of December 31, 2017, the Company is on the deed of trust of the property with a remaining note balance of $51,500 due the seller.

Note 8 – Convertible Debt

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

On January 19, 2016, the Company accepted and agreed to a Debt Purchase Agreement (the “DPA”), whereby LG Capital Funding, LLC (“LG”) acquired $157,500 of the Tonaquint 2014 Convertible Note in exchange for $75,000. The Company issued an 8% Replacement Note to LG for $157,500 (the “First Replacement Note”). The First Replacement Note was due January 19, 2017 and was convertible into shares of the Company’s common stock at any time at the discretion of LG at a variable conversion price (“VCP”). The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. On January 19, 2016, the Company recorded a debt discount on the note of $157,500 and for the year ended December 31, 2016 recorded amortization expense of $151,813. The principal and interest balance of the First Replacement Note as of December 31, 2016, was $157,500 and $12,145, respectively. During the year ended December 31, 2017, the Company issued 12,268,244 shares of common stock upon the conversion of $157,500 of principal and $13,242 accrued and unpaid interest on the First Replacement Note. For the year ended December 31, 2017, the Company recorded amortization expense of $5,687 on the remaining amount of the debt discount. The shares were issued at approximately $0.014 per share. As of December 31, 2017, principal and interest were paid in full with stock, mentioned above, and the conversions occurred within the terms of the note agreement, as such, no gain or loss was recognized upon the conversion.

On January 19, 2016, the Company accepted and agreed to a DPA, whereby Cerberus Finance Group, LTD (“Cerberus”) acquired $154,315 of principal and $2,434 of accrued and unpaid interest of the Tonaquint 2014 Convertible Note in exchange for $75,000. The Company issued an 8% Replacement Note to Cerberus for $156,749 (the “Second Replacement Note”). The Second Replacement Note was due January 19, 2017 and was convertible into shares of the Company’s common stock at any time at the discretion of LG at a VCP. The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. On January 19, 2016, the Company recorded a debt discount on the note of $156,749 and for the year ended December 31, 2016 recorded amortization expense of $151,432. During the year ended December 31, 2016, the Company issued 13,129,683 shares of common stock upon the conversion of $9,500 of principal and $400 accrued and unpaid interest on the Second Replacement Note. The shares were issued at approximately $0.000754 per share. The principal and interest balance of the Second Replacement Note as of December 31, 2016, was $147,249 and $11,617, respectively. During the year ended December 31, 2017, the Company issued 11,059,977 shares of common stock upon the conversion of $147,249 of principal and $11,749 accrued and unpaid interest on the Second Replacement Note. For the year ended December 31, 2017, the Company recorded amortization expense of $5,317 on the remaining amount of the debt discount. The shares were issued at approximately $0.0144 per share. As of December 31, 2017, principal and interest were paid in full with stock, mentioned above, and the conversions occurred within the terms of the note agreement, as such, no gain or loss was recognized upon the conversion.

2016 Convertible Notes

On January 19, 2016, the Company completed the closing of a private placement financing transaction with LG, pursuant to a Securities Purchase Agreement (the “LG Purchase Agreement”). Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture (the “LG Debenture”) in the aggregate principal amount of $76,080, and delivered on January 31, 2016, gross proceeds of $62,500 excluding transaction costs, fees, and expenses. The Company recorded a debt discount of $76,080 and during the year ended December 31, 2016, recorded amortization expense of $72,911. The principal and interest balance of the note as of December 31, 2016 was $76,080 and $5,833, respectively. During the year ended December 31, 2017, the Company issued 28,295,680 shares of common stock upon the conversion of $76,080 of principal and $4,752 accrued and unpaid interest on the note. The shares were issued at approximately $0.0097 per share. During the year ended December 31, 2017, the Company recorded amortization expense of $3,170 for the remaining portion of the debt discount. As of December 31, 2017, principal and interest were paid in full with stock, mentioned above, and the conversions occurred within the terms of the note agreement, as such, no gain or loss was recognized upon the conversion.

On January 19, 2016, the Company also issued a back end note to LG, under the same terms and conditions, in the amount of $65,625. The back-end note was funded July 14, 2016, upon the receipt of $62,500, excluding transaction costs, fees and expenses. The Company recorded a debt discount of $65,625 and during the year ended December 31, 2016, recorded amortization expense of $47,396. The principal and interest balance of the note as of December 31, 2016 was $65,625 and $2,465, respectively. During the year ended December 31, 2017, the Company issued 5,432,726 shares of common stock upon the conversion of $65,625 of principal and $3,698 accrued and unpaid interest on the note. The shares were issued at approximately $0.01276 per share. During the year ended December 31, 2017, the Company recorded amortization expense of $34,818 for the remaining portion of the debt discount. As of December 31, 2017, principal and interest were paid in full with stock, mentioned above, and the conversions occurred within the terms of the note agreement, as such, no gain or loss was recognized upon the conversion.

On January 19, 2016, the Company completed the closing of a private placement financing transaction with Cerberus, pursuant to a Securities Purchase Agreement (the “Cerberus Purchase Agreement”). Pursuant to the Cerberus Purchase Agreement, Cerberus purchased an 8% Convertible Debenture (the “Cerberus Debenture”) in the aggregate principal amount of $34,775, and delivered on January 25, 2016, gross proceeds of $25,000 excluding transaction costs, fees, and expenses. The Company recorded a debt discount of $34,475 and during the year ended December 31, 2016, recorded amortization expense of $32,843. The principal and interest balance of the note as of December 31, 2016 was $34,775 and $2,496, respectively. During the year ended December 31, 2017, the Company issued 2,953,523 shares of common stock upon the conversion of $34,775 of principal and $3,255 accrued and unpaid interest on the note. The shares were issued at approximately $0.01287 per share. During the year ended December 31, 2017, the Company recorded amortization expense of $1,982 for the remaining portion of the debt discount. As of December 31, 2017, principal and interest were paid in full with stock, mentioned above, and the conversions occurred within the terms of the note agreement, as such, no gain or loss was recognized upon the conversion.

On January 19, 2016, the Company also issued a back-end note to Cerberus, under the same terms and conditions, in the amount of $22,000. The back-end note was funded August 1 upon receipt of $20,000, excluding transaction costs, fees and expenses. The Company recorded a debt discount of $22,000 and during the year ended December 31, 2016, recorded amortization expense of $17,294. The principal and interest balance of the note as of December 31, 2016 was $22,000 and $743, respectively. During the year ended December 31, 2017, the Company issued 4,264,903 shares of common stock upon the conversion of $22,000 of principal and $1,500 accrued and unpaid interest on the note. The shares were issued at approximately $0.00551 per share. During the year ended December 31, 2017, the Company recorded amortization expense of $4,706 for the remaining portion of the debt discount. As of December 31, 2017, principal and interest were paid in full with stock, mentioned above, and the conversions occurred within the terms of the note agreement, as such, no gain or loss was recognized upon the conversion.

On March 23, 2016, the Company completed the closing of a private placement financing transaction with Cerberus, pursuant to a Securities Purchase Agreement (the “Cerberus Purchase Agreement”). Pursuant to the Cerberus Purchase Agreement, Cerberus purchased an 8% Convertible Debenture (the “Cerberus Debenture”) in the aggregate principal amount of $22,000, and delivered on March 31, 2016, gross proceeds of $20,000 excluding transaction costs, fees, and expenses. The Company recorded a debt discount of $22,000 and during the year ended December 31, 2016, recorded amortization expense of $16,989. The principal and interest balance of the note as of December 31, 2016 was $22,000 and $1,271, respectively. During the year ended December 31, 2017, the Company issued 3,023,338 shares of common stock upon the conversion of $22,000 of principal and $2,199 accrued and unpaid interest on the note. The shares were issued at approximately $0.008 per share. During the year ended December 31, 2017, the Company recorded amortization expense of $5,011 for the remaining portion of the debt discount. As of December 31, 2017, principal and interest were paid in full with stock, mentioned above, and the conversions occurred within the terms of the note agreement, as such, no gain or loss was recognized upon the conversion.

On April 15, 2016, the Company completed the closing of a private placement financing transaction with LG, pursuant to a Securities Purchase Agreement (the “LG Purchase Agreement”). Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture (the “LG Debenture”) in the aggregate principal amount of $65,625, and delivered on April 15, 2016, gross proceeds of $62,500 excluding transaction costs, fees, and expenses. The Company recorded a debt discount of $65,625 and during the year ended December 31, 2016, recorded amortization expense of $47,396. The principal and interest balance of the note as of December 31, 2016 was $65,625 and $3,792, respectively. During the year ended December 31, 2017, the Company issued 12,718,484 shares of common stock upon the conversion of $65,625 of principal and $6,535 accrued and unpaid interest on the note. The shares were issued at approximately $0.0057 per share. During the year ended December 31, 2017, the Company recorded amortization expense of $18,229 for the remaining portion of the debt discount. As of December 31, 2017, principal and interest were paid in full with stock, mentioned above, and the conversions occurred within the terms of the note agreement, as such, no gain or loss was recognized upon the conversion.

On October 14, 2016, the Company completed the closing of a private placement financing transaction with LG, pursuant to a Securities Purchase Agreement (the “LG Purchase Agreement”). Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture (the “LG Debenture”) in the aggregate principal amount of $32,813, and delivered on October 14, 2016, gross proceeds of $30,813 excluding transaction costs, fees, and expenses. The Company recorded a debt discount of $30,813 and during the year ended December 31, 2016, recorded amortization expense of $6,676. The principal and interest balance of the note as of December 31, 2016 was $32,813 and $569, respectively. During the year ended December 31, 2017, the Company issued 6,499,359 shares of common stock upon the conversion of $32,813 of principal and $2,999 accrued and unpaid interest on the note. The shares were issued at approximately $0.00551 per share. During the year ended December 31, 2017, the Company recorded amortization expense of $24,137 for the remaining portion of the debt discount. As of December 31, 2017, principal and interest were paid in full with stock, mentioned above, and the conversions occurred within the terms of the note agreement, as such, no gain or loss was recognized upon the conversion.

On October 31, 2016, the Company entered into a Convertible Promissory Note ("St. George 2016 Notes") for $555,000 to St. George Investments, LLC. (“St. George”) which includes a purchase price of $500,000 and transaction costs of $5,000 and OID interest of $50,000. On October 31, 2016, the Company received $100,000 and recorded $115,000 as convertible note payable, including $5,000 of transaction costs and $10,000 OID interest. St. George also issued to the Company eight secured promissory notes, each in the amount of $50,000. All or any portion of the outstanding balance of the St. George 2016 Notes may be prepaid, without penalty, along with accrued but unpaid interest at any time prior to maturity. The Company has no obligation to pay St. George any amounts on the unfunded portion of the St. George 2016 Notes. The St. George 2016 Note bears interest at 10% per annum (increases to 22% per annum upon an event of default) and is convertible into shares of the Company’s common stock at St. George’s option at a price of $0.05 per share. On December 14, 2016, St. George funded one of the secured promissory notes issued to the Company. During the year ended December 31, 2016, the Company recorded debt discounts of $150,000 and during the year ended December 31, 2016, recorded amortization expense of $25,416. The principal and interest balance of the note as of December 31, 2016 was $170,000 and $1,933, respectively. During the year ended December 31, 2017, St. George funded the remaining secured promissory notes issued to the Company. During the year ended December 31, 2017, the Company recorded debt discounts of $350,000 and during the year ended December 31, 2017, recorded amortization expense of $474,584. During the year ended December 31, 2017, the Company issued 46,631,979 shares of common stock upon the conversion of $241,756 of principal and $21,249 accrued and unpaid interest on the note. The shares were issued at approximately $0.00564 per share. The principal and interest balance of the note as of December 31, 2017, was $313,244 and $1,946, respectively.

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

On December 15, 2016, the Company completed the closing of a private placement financing transaction with LG, pursuant to a Securities Purchase Agreement (the “LG Purchase Agreement”). Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture (the “LG Debenture”) in the aggregate principal amount of $32,813, and delivered on December 15, 2016, gross proceeds of $30,813 excluding transaction costs, fees, and expenses. During the year ended December 31, 2016, the Company recorded a debt discount of $32,813 and during the year ended December 31, 2016, recorded amortization expense of $1,369. The principal and interest balance of the note as of December 31, 2016 was $32,813 and $117, respectively. During the year ended December 31, 2017, the Company issued 5,980,387 shares of common stock upon the conversion of $32,813 of principal and $2,567 accrued and unpaid interest on the note. The shares were issued at approximately $0.005916 per share. During the year ended December 31, 2017, the Company recorded amortization expense of $29,443 for the remaining portion of the debt discount. As of December 31, 2017, principal and interest were paid in full with stock, mentioned above, and the conversions occurred within the terms of the note agreement, as such, no gain or loss was recognized upon the conversion.

Also, on December 15, 2016, the Company issued to LG, a back-end note under the same terms and conditions, in the amount of $32,813. On September 28, 2017, the back-end note was funded upon receipt of $30,813, excluding transaction costs, fees, and expenses. During the year ended December 31, 2017, the Company recorded a debt discount of $30,813 and during the year ended December 31, 2017, recorded amortization expense of $30,813. During the year ended December 31, 2017, the Company issued 5,793,378 shares of common stock upon the conversion of $32,813 of principal and $453 accrued and unpaid interest on the note. The shares were issued at approximately $0.005742 per share. As of December 31, 2017, principal and interest were paid in full with stock, mentioned above, and the conversions occurred within the terms of the note agreement, as such, no gain or loss was recognized upon the conversion.

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

The Company determined that the conversion feature of the 2016 Convertible Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the 2016 Convertible Notes were not considered to be conventional debt under ASC 815-40 (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock) and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments being recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The embedded feature included in the 2016 Convertible Notes resulted in an initial debt discount of $865,593, an initial derivative liability expense of $2,317,830 and an initial derivative liability of $3,183,423. Amortization of debt discount on the notes issued in 2016 was $257,033 and $608,560 for the years ended December 31, 2017 and 2016, respectively.

2017 Convertible Notes

On January 24, 2017, the Company completed the closing of a private placement financing transaction with LG, pursuant to a Securities Purchase Agreement (the “LG Purchase Agreement”). Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture (the “LG Debenture”) in the aggregate principal amount of $94,500, and delivered on January 25, 2017, gross proceeds of $90,000 excluding transaction costs, fees, and expenses. During the year ended December 31, 2017, the Company recorded a debt discount of $90,000 and during the year ended December 31, 2017, recorded amortization expense of $90,000. During the year ended December 31, 2017, the Company issued 17,440,037 shares of common stock upon the conversion of $94,500 of principal and $6,051 accrued and unpaid interest on the note. The shares were issued at approximately $0.00577 per share. As of December 31, 2017, principal and interest were paid in full with stock, mentioned above, and the conversions occurred within the terms of the note agreement, as such, no gain or loss was recognized upon the conversion. Also, on January 24, 2017, the Company issued to LG, a back-end note under the same terms and conditions, in the amount of $94,500. On June 26, 2017, the back-end note was funded upon receipt of $90,000, excluding transaction costs, fees, and expenses. During the year ended December 31, 2017, the Company recorded a debt discount of $86,340 and during the year ended December 31, 2017, recorded amortization expense of $86,340. During the year ended December 31, 2017, the Company issued 13,697,874 shares of common stock upon the conversion of $94,500 of principal and $2,178 accrued and unpaid interest on the back-end note. The shares were issued at approximately $0.00706 per share. As of December 31, 2017, principal and interest were paid in full with stock, mentioned above, and the conversions occurred within the terms of the note agreement, as such, no gain or loss was recognized upon the conversion.

On January 24, 2017, the Company completed the closing of a private placement financing transaction with Cerberus, pursuant to a Securities Purchase Agreement (the “Cerberus Purchase Agreement”). Pursuant to the Cerberus Purchase Agreement, Cerberus purchased an 8% Convertible Debenture (the “Cerberus Debenture”) in the aggregate principal amount of $63,000, and delivered on January 25, 2017, gross proceeds of $60,000 excluding transaction costs, fees, and expenses. During the year ended December 31, 2017, the Company recorded a debt discount of $60,000 and during the year ended December 31, 2017, recorded amortization expense of $60,000. During the year ended December 31, 2017, the Company issued 11,586,452 shares of common stock upon the conversion of $63,000 of principal and $3,357 accrued and unpaid interest on the note. The shares were issued at approximately $0.00573 per share. As of December 31, 2017, principal and interest were paid in full with stock, mentioned above, and the conversions occurred within the terms of the note agreement, as such, no gain or loss was recognized upon the conversion. Also, on January 24, 2017, the Company issued to Cerberus, a back-end note under the same terms and conditions, in the amount of $63,000. On June 30, 2017, the back-end note was funded upon receipt of $60,000, excluding transaction costs, fees, and expenses. During the year ended December 31, 2017, the Company recorded a debt discount of $56,340 and during the year ended December 31, 2017, recorded amortization expense of $53,367. The principal and interest balance of the back-end note as of December 31, 2017 was $63,000 and $2,632, respectively.

On February 1, 2017, the Company completed the closing of a private placement financing transaction with Power Up Lending Group, LTD (“Power Up”), pursuant to a Securities Purchase Agreement (the “Power Up Purchase Agreement”). Pursuant to the Power Up Purchase Agreement, Power Up purchased an 12% Convertible Debenture (the “Power Up Debenture”) in the aggregate principal amount of $140,000, and delivered on February 3, 2017 (the “Funding Date”), gross proceeds of $136,500 excluding transaction costs, fees, and expenses. Principal and interest on the Power Up Debentures is due and payable on November 5, 2017, and the Power Up Debenture is convertible into shares of the Company’s common stock beginning six months from the Funding Date, at a VCP. The VCP is calculated as the average of the three (3) lowest closing bid price during the ten (10) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. During the year ended December 31, 2017, the Company recorded a debt discount of $136,500 and during the year ended December 31, 2017, recorded amortization expense of $136,500. The Company may prepay the Power Up Debenture, subject to prior notice to the holder within an initial 30-day period after issuance, by paying an amount equal to 120% multiplied by the amount that the Company is prepaying. For each additional 30-day period the amount being prepaid is multiplied by an additional 5%, up to a maximum of 140% on the 180th day from issuance. Beginning on the 180th day after the issuance of the Debentures, the Company is not permitted to prepay the Debenture, so long as the Debenture is still outstanding, unless the Company and the holder agree otherwise in writing. On June 23, 2017, the Company accepted and agreed to Assignment Agreements (‘AA”), whereby, Power Up assigned $70,000 of their note to LG, and $70,000 of their note to Cerberus. As part of the AA, the Company agreed to pay Power Up $65,000. The Company issued an 8% Replacement Note to LG for $73,198 (the “First Power Up Replacement Note”), and an 8% Replacement Note to Cerberus for $73,198 (the “Second Power Up Replacement Note”) The First and Second Power Up Replacement Notes are due June 23, 2018 and are convertible into shares of the Company’s common stock at any time at the discretion of LG and Cerberus, respectively, at a VCP. The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. During the year ended December 31, 2017, the Company recorded a debt discount of $73,198 for the First Power up Replacement Note and during the year ended December 31, 2017, recorded amortization expense of $73,198. During the year ended December 31, 2017, the Company issued 12,721,391 shares of common stock upon the conversion of $73,198 of principal and $967 accrued and unpaid interest on the First Power Up Replacement Note. The shares were issued at approximately $0.00583 per share. The principal balance of the First Power Up Replacement Note as of December 31, 2017 was $-0-. During the year ended December 31, 2017, the Company recorded a debt discount of $73,198 for the Second Power up Replacement Note and during the year ended December 31, 2017, recorded amortization expense of $38,836. The principal and interest balance of the Second Power Up Replacement Note as of December 31, 2017 was $73,199 and $3,107 respectively.

On February 24, 2017, the Company completed the closing of a private placement financing transaction with LG. Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture in the aggregate principal amount of $26,000, and delivered on February 24, 2017, gross proceeds of $24,000 excluding transaction costs, fees, and expenses. During the year ended December 31, 2017, the Company recorded a debt discount of $24,000 and during the year ended December 31, 2017, recorded amortization expense of $24,000. On December 29,2017, the Company paid LG $35,421 to redeem the note, including $7,723 of excess over principal and interest due. As of December 31, 2017, principal and interest were paid in full with stock, mentioned above, and the conversions occurred within the terms of the note agreement, as such, no gain or loss was recognized upon the conversion.

On February 24, 2017, the Company completed the closing of a private placement financing transaction with Cerberus, pursuant to a Securities Purchase Agreement (the “Cerberus Purchase Agreement”). Pursuant to the Cerberus Purchase Agreement, Cerberus purchased an 8% Convertible Debenture (the “Cerberus Debenture”) in the aggregate principal amount of $17,500, and delivered on February 27, 2017, gross proceeds of $16,000 excluding transaction costs, fees, and expenses. During the year ended December 31, 2017, the Company recorded a debt discount of $16,000 and during the year ended December 31, 2017, recorded amortization expense of $13,644. The principal and interest balance of the note as of December 31, 2017 was $17,500 and $1,206, respectively. Also, on February 24, 2017, the Company issued to Cerberus, a back-end note under the same terms and conditions, in the amount of $17,500. On December 7, 2017, the back-end note was funded upon receipt of $16,000, excluding transaction costs, fees, and expenses. During the year ended December 31, 2017, the Company recorded a debt discount of $16,000 and during the year ended December 31, 2017, recorded amortization expense of $4,861. The principal and interest balance of the back-end note as of December 31, 2017 was $17,500 and $80, respectively.

On March 24, 2017, the Company completed the closing of a private placement financing transaction with LG. Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture in the aggregate principal amount of $52,000, and delivered on March 28, 2017, gross proceeds of $49,600 excluding transaction costs, fees, and expenses. During the year ended December 31, 2017, the Company recorded a debt discount of $49,400 and during the year ended December 31, 2017, recorded amortization expense of $49,400. On December 29,2017, the Company paid LG $70,376 to redeem the note, including $15,344 of excess over principal and interest due. The principal balance of the note as of December 31, 2017 was $-0-. Also, on March 24, 2017, the Company issued to LG, a back-end note under the same terms and conditions, in the amount of $52,000. On September 28, 2017, the back-end note was funded upon receipt of $49,600, excluding transaction costs, fees, and expenses. During the year ended December 31, 2017, the Company recorded a debt discount of $49,400 and during the year ended December 31, 2017, recorded amortization expense of $49,400. During the year ended December 31, 2017, the Company issued 8,939,991 shares of common stock upon the conversion of $52,000 of principal and $889 accrued and unpaid interest on the note. The shares were issued at approximately $0.00592 per share. As of December 31, 2017, principal and interest were paid in full with stock, mentioned above, and the conversions occurred within the terms of the note agreement, as such, no gain or loss was recognized upon the conversion.

On April 24, 2017, the Company completed the closing of a private placement financing transaction with Cerberus, pursuant to a Securities Purchase Agreement (the “Cerberus Purchase Agreement”). Pursuant to the Cerberus Purchase Agreement, Cerberus purchased an 8% Convertible Debenture (the “Cerberus Debenture”) in the aggregate principal amount of $42,000, and delivered on May 3, 2017, gross proceeds of $40,000 excluding transaction costs, fees, and expenses. During the year ended December 31, 2017, the Company recorded a debt discount of $40,000 and during the year ended December 31, 2017, recorded amortization expense of $40,000. During the year ended December 31, 2017, the Company issued 6,570,945 shares of common stock upon the conversion of $42,000 of principal and $2,209 accrued and unpaid interest on the note. The shares were issued at approximately $0.00673 per share. As of December 31, 2017, principal and interest were paid in full with stock, mentioned above, and the conversions occurred within the terms of the note agreement, as such, no gain or loss was recognized upon the conversion.

On May 24, 2017, the Company completed the closing of a private placement financing transaction with LG. Pursuant to the LG Purchase Agreement, LG purchased an 8% Convertible Debenture in the aggregate principal amount of $52,000, and delivered on May 24, 2017, gross proceeds of $49,600 excluding transaction costs, fees, and expenses. During the year ended December 31, 2017, the Company recorded a debt discount of $49,400 and during the year ended December 31, 2017, recorded amortization expense of $49,400. On December 29,2017, the Company paid LG $69,545 to redeem the note, including $15,163 of excess over principal and interest due. The principal balance of the note as of December 31, 2017 was $-0-. Also, on May 24, 2017, the Company issued to LG, a back-end note under the same terms and conditions, in the amount of $52,000. On December 4, 2017, the back-end note was funded upon receipt of $49,600, excluding transaction costs, fees, and expenses. During the year ended December 31, 2017, the Company recorded a debt discount of $49,400 and during the year ended December 31, 2017, recorded amortization expense of $49,400. On December 29,2017, the Company paid LG $66,718 to redeem the back-end note, including $14,547 of excess over principal and interest due. The principal balance of the back-end note as of December 31, 2017 was $-0-.

On August 8, 2017, the Company completed the closing of a private placement financing transaction with Power Up, pursuant to a Securities Purchase Agreement (the “Power Up Purchase Agreement”). Pursuant to the Power Up Purchase Agreement, Power Up purchased an 12% Convertible Debenture (the “Power Up Debenture”) in the aggregate principal amount of $128,000, and delivered on August 9, 2017 (the “Funding Date”), gross proceeds of $125,000 excluding transaction costs, fees, and expenses. Principal and interest on the Power Up Debentures is due and payable on May 15, 2018, and the Power Up Debenture is convertible into shares of the Company’s common stock beginning six months from the Funding Date, at a VCP. The VCP is calculated as the average of the three (3) lowest closing bid price during the ten (10) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. During the year ended December 31, 2017, the Company recorded a debt discount of $125,000 and during the year ended December 31, 2017, recorded amortization expense of $125,000. The Company may prepay the Power Up Debenture, subject to prior notice to the holder within an initial 30-day period after issuance, by paying an amount equal to 120% multiplied by the amount that the Company is prepaying. For each additional 30-day period the amount being prepaid is multiplied by an additional 5%, up to a maximum of 140% on the 180th day from issuance. Beginning on the 180th day after the issuance of the Debentures, the Company is not permitted to prepay the Debenture, so long as the Debenture is still outstanding, unless the Company and the holder agree otherwise in writing. On December 21,2017, the Company paid Power Up $177,639 to redeem the note, including $44,087 of excess over principal and interest due. The principal balance of the note as of December 31, 2017 was $-0-.

On December 20, 2017, the Company entered into a Convertible Promissory Note ("St. George 2017 Notes") for $1,105,000 to St. George which includes a purchase price of $1,000,000 and transaction costs of $5,000 and OID interest of $100,000. On December 21, 2017, the Company received $200,000 and recorded $225,000 as convertible note payable, including $5,000 of transaction costs and $20,000 OID interest. St. George also issued to the Company four secured promissory notes, each in the amount of $200,000. All or any portion of the outstanding balance of the St. George 2017 Notes may be prepaid, without penalty, along with accrued but unpaid interest at any time prior to maturity. The Company has no obligation to pay St. George any amounts on the unfunded portion of the St. George 2017 Notes. The St. George 2017 Note bears interest at 10% per annum (increases to 22% per annum upon an event of default) and is convertible into shares of the Company’s common stock at St. George’s option at a price of $0.05 per share. On December 27, 2017, St. George funded $250,000 of the secured promissory notes issued to the Company, and the Company recorded $270,000 as convertible note payable, including $20,000 OID interest. During the year ended December 31, 2017, the Company recorded debt discounts of $450,000 and during the year ended December 31, 2017, recorded amortization expense of $6,637. The principal and interest balance of the St George 2017 Note as of December 31, 2017, was $495,000 and $926, respectively.

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

The Company determined that the conversion feature of the 2017 Convertible Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the 2017 Convertible Notes were not considered to be conventional debt under ASC 815-40 (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock) and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments being recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The embedded feature included in the 2017 Convertible Notes resulted in an initial debt discount of $1,824,991, an initial derivative liability expense of $1,808,511 and an initial derivative liability of $3,633,502. For the ear ended December 31, 2017, the Company recorded amortization expense on the debt discounts of the 2017 Notes of $1,330,798, and there remains $494,193 of unamortized debt discount as of December 31, 2017.

The total amount paid to redeem convertible notes and accrued interest during the year ended December 31, 2017, was $419,699, including $96,864 of excess over principal and interest due.

Convertible Note Conversions

During the year ended December 31, 2017, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
1/10/17	$73,000	$5,664	$78,664	$0.01595	4,931,912	Cerberus
1/17/17	$57,500	$4,562	$62,062	$0.01537	4,037,878	LG
1/27/17	$48,129	$3,914	$52,043	$0.01276	4,078,598	Cerberus
2/8/17	$60,000	$5,050	$65,050	$0.012934	5,029,369	LG
2/27/17	$26,120	$2,171	$28,291	$0.013804	2,049,467	Cerberus
3/10/17	$40,000	$3,630	$43,630	$0.01363	3,200,997	LG
3/27/17	$34,775	$3,255	$38,030	$0.012876	2,953,523	Cerberus
3/28/17	$65,625	$3,697	$69,322	$0.01276	5,432,725	LG
4/25/17	$76,081	$4,752	$80,833	$0.009744	8,295,680	LG
5/10/17	$22,000	$2,199	$24,199	$0.008	3,023,338	Cerberus
5/10/17	$20,640	$9,360	$30,000	$0.0075	4,000,000	St Georges
5/25/17	$29,052	$947	$30,000	$0.00564	5,319,149	St Georges
6/6/17	$32,813	$2,999	$35,811	$.00551	6,499,359	LG
6/8/17	$34,100	$900	$35,000	$0.00564	6,205,674	St Georges
6/9/17	$22,000	$1,500	$23,500	$0.00551	4,264,903	Cerberus
6/29/17	$48,849	$1,151	$50,000	$.00564	8,865,248	St Georges
6/30/17	$30,625	$2,960	$33,585	$0.0058	5,790,541	LG
7/17/17	$37,358	$733	$38,091	$0.00564	6,753,817	St Georges
7/25/17	$35,000	$3,575	$38,575	$0.005568	6,927,943	LG
7/26/17	$28,000	$1,117	$29,117	$0.005568	5,229,334	Cerberus
8/15/17	$35,199	$409	$35,608	$0.0058	6,139,276	LG
8/29/17	$38,000	$558	$38,558	$0.005858	6,582,115	LG
9/19/17	$34,500	$665	$35,165	$0.008178	4,300,002	LG
10/9/17	$30,000	$710	$30,710	$0.007076	4,340,042	LG
10/23/17	$30,000	$802	$30,802	$0.006090	5,057,830	LG
11/6/17	$28,376	$6,624	$35,000	$0.005640	6,205,674	St Georges
11/6/17	$19,500	$1,218	$20,718	$0.005858	3,536,715	LG
11/13/17	$35,000	$2,240	$37,240	$0.005858	6,357,118	Cerberus
11/14/17	$26,624	$428	$27,052	$0.005640	4,796,452	St Georges
11/15/17	$75.000	$4,833	$79,833	$0.005742	13,903,322	LG
12/1/17	$32,813	$453	$33,266	$0.005742	5,793,378	LG
12/5/17	$16,756	$1,105	$17,861	$0.005640	3,166,816	St Georges
12/7/17	$32,813	$2,567	$35,380	$0.005916	5,980,387	LG
12/15/17	$52,000	$889	$52,889	$0.005916	8,939,991	LG
12/28/17	$42,000	$2,209	$44,209	$0.006728	6,570,945	Cerberus
	$1,350,247	$89,846	$1,440,093		194,559,520

During the year ended December 31, 2016, the Company issued the following shares of common stock upon the conversion of portions of the 2015 Convertible Notes and accrued interest thereon:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
12/28/16	$45,000	$3,511	$48,511	$0.015080	3,216,925	LG
12/13/16	$9,500	$400	$9,900	$0.000754	13,129,683	Cerberus
9/26/16	$8,613	$629	$9,242	$0.001218	7,587,824	LG
7/29/16	$7,500	$801	$8,301	$0.000081	10,222,352	LG
7/20/16	$9,500	$995	$10,495	$0.000098	10,644,310	LG
7/12/16	$9,000	$927	$9,927	$0.000986	10,068,073	LG
7/1/16	$8,000	$805	$8,805	$0.001160	7,590,362	LG
6/22/16	$5,000	$973	$5,973	$0.001450	4,119,414	GW
6/20/16	$10,500	$1,003	$11,503	$0.001450	7,933,377	Cerberus
6/20/16	$5,000	$967	$5,967	$0.001450	4,114,879	GW
6/20/16	$6,000	$589	$6,589	$0.001450	4,544,241	LG
6/10/16	$6,075	$1,134	$7,209	$0.001798	4,009,701	GW
6/9/16	$5,000	$479	$5,479	$0.001798	3,047,219	LG
6/2/16	$9,000	$848	$9,848	$0.002378	4,141,387	Cerberus
5/23/16	$5,000	$460	$5,460	$0.002436	2,241,490	LG
3/17/16	$9,000	$696	$9,696	$0.002436	3,980,431	LG
3/17/16	$3,000	$138	$3,138	$0.000638	4,918,624	Service
3/8/16	$7,425	$928	$8,353	$0.00174	4,800,354	GW
3/7/16	$6,500	$489	$6,989	$0.00174	4,016,471	LG
	$174,613	$16,772	$191,385		114,327,117

A summary of the convertible notes payable balance as of December 31, 2017, and 2016 is as follows:

	2017	2016
Beginning Principal Balance	$826,480	$472,515
Convertible notes-newly issued	1,813,210	521,731
Conversion of convertible notes (principal)	(1,350,247)	6,848
Principal payments	(310,000)	(174,613)
Unamortized discount	(494,193)	(257,033)
Ending Principal Balance, net	$485,250	$569,448

Note 9 - Derivative liabilities

As of December 31, 2017, the Company revalued the embedded conversion feature of the 2016 and 2017 Convertible Notes, and warrants (see note 11). The fair value of the 2016 and 2017 Convertible Notes and warrants was calculated at December 31, 2017 based on the Monte Carlo simulation method consistent with the terms of the related debt.

A summary of the derivative liability balance as of December 31, 2017, is as follows:

	Notes	Warrants	Total
Beginning Balance	$1,410,647	$203,023	$1,613,670
Initial Derivative Liability	3,633,502	415,313	4,048,815
Fair Value Change	1,571,986	1,190,244	2,762,230
Reclassified to Additional paid- in capital	(2,184,277)	—	(2,184,277)
Reduction for debt assignment	(823,610)	—	(823,610)
Ending Balance	$3,608,250	$1,808,580	$5,416,830

The embedded derivative within Warrant #’s 2 thru 9 (see Note 11) resulted in an initial derivative liability expense and an initial derivative liability of $415,313. The valuation of the embedded derivative within the effective warrants was recorded with an offsetting expense on derivative liabilities.

The fair value at the commitment date for the 2017 Convertible Notes and the re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2017:

	Commitment date	Remeasurement date
Expected dividends	-0-	-0-
Expected volatility	199%-361%	320%-331%
Expected term	12 months	3-12 months
Risk free interest	.65%-1.78%	1.51%-1.79%

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted. The Company valued the embedded derivatives within the warrants using the Black-Scholes valuation model.   The fair value at the funding date for Warrant #’s 2-9 and the re-measurement dates for Warrant #’s 1-9 were based upon the following management assumptions:

	Commitment date	Remeasurement date
Expected dividends	-0-	-0-
Expected volatility	203% - 384%	320%
Expected term	3.87 - 4.64 years	3.84 years
Risk free interest	1.72% - 2.05%	1.81%

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

The fair value at the commitment date for the 2016 Convertible Notes and the re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2016:

	Commitment date	Remeasurement date
Expected dividends	-0-	-0-
Expected volatility	243%-268%	246%
Expected term	12 months	1-12 months
Risk free interest	.44%-.68%	.48%-.85%

Note 10 – Related Party Transactions

Effective January 1, 2013, the Company agreed to an annual compensation of $150,000 for its CEO, Mr. Michael Friedman (resigned March 20, 2015, re-appointed November 4, 2015). Effective March 20, 2015, Mr. Justin Braune was named CEO and President. Mr. Braune also was appointed to the Board of Directors. The Company agreed to an annual compensation of $100,000 for Mr. Braune in his role of CEO and Director of the Company and to issue Mr. Braune 15,000,000 shares of restricted common stock. Mr. Braune resigned from the board of directors and as CEO on November 4, 2015, and agreed to cancel the 15,000,000 shares in his letter of resignation. The Company also initially issued Mr. Braune 12,500,000 shares of common stock on October 13, 2015. On October 16, 2015, Mr. Braune advised the Company’s transfer agent at the time to cancel the shares. The Company’s transfer agent has not canceled the shares, and accordingly, as of December 31, 2017, the shares are included in the outstanding shares of the Company. Management has requested that the transfer agent cancel the shares.

For the years ended December 31, 2017 and 2016, the Company recorded expenses of $150,000 to the CEO, included in Management Fees in the consolidated statements of operations, included herein. As of December 31, 2017, and 2016, the Company owed the CEO $7,715 and $54,246, respectively, and is included in due to related party on the Company’s consolidated balance sheet. On January 30, 2017, the Company issued 10,000,000 shares of common stock to the Company’s CEO. The shares were issued for services performed as the sole Officer and director of the Company since November 2014. The shares were valued at $301,000 ($0.0301 per share, the market price of the common stock on the grant date) and are included in Management Fees in the consolidated statements of operations, included herein.

On April 14, 2015, the Company appointed Dr. Stephen Holt to the Advisory Board of the Board of Directors of the Company. The Company issued 5,000,000 shares of restricted common stock to Dr. Holt for his appointment. Additionally, the Company agreed the advisor shall receive a non-qualified stock option to purchase 1,000,000 shares (“Option Shares”) of the Company’s common stock at an exercise price equal to $0.05 per share. 400,000 Option Shares vested immediately and the remaining 600,000 Option Shares vested over 12 months. Accordingly, the Company has recorded $2,371 for the year ended December 31, 2016, in stock compensation expense and all of the options have vested.

On October 5, 2017, the Company agreed to lease from the Company’s CEO, a "420 Style" resort and estate property approximately one hour outside of Quebec City, Canada. The fifteen-acre estate consists of nine (9) unique guest suites, horse stables, and is within walking distance to a public golf course. A separate structure will serve as a small grow facility run by patient employees and caretakers on the property which may be toured by guests of the facility. Pursuant to the agreement, the Company will pay $8,000 per month in exchange for the Company being entitled to all rents and income generated from the property. The Company will be responsible for all costs of the property, including, but not limited to, renovations, repairs and maintenance, insurance and utilities. On August 8, 2017, the Company issued 5,000,000 shares of common stock to the seller. The Company valued the shares at $0.0123 per share (the market price of the common stock) and has included $61,500 in stock- based compensation expense for the year ended December 31, 2017. The Company purchased from the previous owner furniture and fixtures for $96,000. As of December 31, 2017, the Company has not received any rents from the property, as it is renovating the house.

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

Note 11 – Common and Preferred Stock

Common Stock

2017 Issuances

During the year ended December 31, 2017, the Company issued the following shares of common stock upon the conversions of portions of the convertible notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
1/10/17	$73,000	$5,664	$78,664	$0.01595	4,931,912	Cerberus
1/17/17	$57,500	$4,562	$62,062	$0.01537	4,037,878	LG
1/27/17	$48,129	$3,914	$52,043	$0.01276	4,078,598	Cerberus
2/8/17	$60,000	$5,050	$65,050	$0.012934	5,029,369	LG
2/27/17	$26,120	$2,171	$28,291	$0.013804	2,049,467	Cerberus
3/10/17	$40,000	$3,630	$43,630	$0.01363	3,200,997	LG
3/27/17	$34,775	$3,255	$38,030	$0.012876	2,953,523	Cerberus
3/28/17	$65,625	$3,697	$69,322	$0.01276	5,432,725	LG
4/25/17	$76,081	$4,752	$80,833	$0.009744	8,295,680	LG
5/10/17	$22,000	$2,199	$24,199	$0.008	3,023,338	Cerberus
5/10/17	$20,640	$9,360	$30,000	$0.0075	4,000,000	St Georges
5/25/17	$29,052	$947	$30,000	$0.00564	5,319,149	St Georges
6/6/17	$32,813	$2,999	$35,811	$.00551	6,499,359	LG
6/8/17	$34,100	$900	$35,000	$0.00564	6,205,674	St Georges
6/9/17	$22,000	$1,500	$23,500	$0.00551	4,264,903	Cerberus
6/29/17	$48,849	$1,151	$50,000	$.00564	8,865,248	St Georges
6/30/17	$30,625	$2,960	$33,585	$0.0058	5,790,541	LG
7/17/17	$37,358	$733	$38,091	$0.00564	6,753,817	St Georges
7/25/17	$35,000	$3,575	$38,575	$0.005568	6,927,943	LG
7/26/17	$28,000	$1,117	$29,117	$0.005568	5,229,334	Cerberus
8/15/17	$35,199	$409	$35,608	$0.0058	6,139,276	LG
8/29/17	$38,000	$558	$38,558	$0.005858	6,582,115	LG
9/19/17	$34,500	$665	$35,165	$0.008178	4,300,002	LG
10/9/17	$30,000	$710	$30,710	$0.007076	4,340,042	LG
10/23/17	$30,000	$802	$30,802	$0.006090	5,057,830	LG
11/6/17	$28,376	$6,624	$35,000	$0.005640	6,205,674	St Georges
11/6/17	$19,500	$1,218	$20,718	$0.005858	3,536,715	LG
11/13/17	$35,000	$2,240	$37,240	$0.005858	6,357,118	Cerberus
11/14/17	$26,624	$428	$27,052	$0.005640	4,796,452	St Georges
11/15/17	$75,000	$4,833	$79,833	$0.005742	13,903,322	LG
12/1/17	$32,813	$453	$33,266	$0.005742	5,793,378	LG
12/5/17	$16,756	$1,105	$17,861	$0.005640	3,166,816	St Georges
12/7/17	$32,813	$2,567	$35,380	$0.005916	5,980,387	LG
12/15/17	$52,000	$889	$52,889	$0.005916	8,939,991	LG
12/28/17	$42,000	$2,209	$44,209	$0.006728	6,570,945	Cerberus
	$1,350,247	$89,846	$1,440,093		194,559,520

In addition to the above, during the year ended December 31, 2017, the Company:

On January 16, 2017, the Company entered into a Business Consultant Agreement (the “BCA”). Pursuant to the BCA, the Company issued 5,000,000 shares of common stock for services to be provided to the Company related to business development, product marketing, helping identify mergers and acquisition candidates, and will consult with and advise the Company on matters pertaining to business modeling and strategic alliances. The Company valued the shares at $0.0267 per share (the market price of the common stock) and recorded stock compensation expense for the year ended December 31, 2017, of $133,500.

On January 27, 2017, the Company issued 1,000,000 shares of restricted common stock to Kopelowitz Ostrow P.A. (“KO”) pursuant to a Debt Settlement and Release Agreement (the “Debt Settlement”) by and between the Company and KO. Among the terms of the Debt Settlement was the forgiveness of $24,614 of debt the Company owed KO for legal services provided. The Company valued the shares at $0.0257 per share (the market price of the common stock) and recorded a loss on the settlement of accounts payable for the year ended December 31, 2017, of $1,086.

On January 30, 2017, the Company issued 1,000,000 shares of common stock to Venture Equity. The Company valued the shares at $0.03 per share (the market price of the common stock) and cancelled of $13,169 of accrued and unpaid fees owed Venture Equity and recorded a loss on the settlement of accounts payable for the year ended December 31, 2017, of $16,831.

Also, on January 30, 2017, the Company issued 10,000,000 shares of common stock to the Company’s CEO. The shares were issued for services performed as the sole Officer and director of the Company since November 2014. The Company valued the shares at $0.0301 per share (the market price of the common stock) and for the year ended December 31, 2017, recorded stock compensation expense, management, of $301,000.

On June 19, 2017, the Company issued 1,319,149 shares of common stock valued at $16,094 to St. George pursuant to the “true-up” terms and conditions of the St. George note.

On August 8, 2017, the Company issued 2,000,000 shares of common stock for compensation for services of the Company’s chief operating officer. The Company valued the shares at $0.0123 per share (the market price of the common stock) and for the year ended December 31, 2017, recorded stock compensation expense, management, of $24,600.

On August 8, 2017, the Company issued 5,000,000 shares of common stock for the property known as the "420 Style" resort and estate, located in Canada (see note 11). The Company valued the shares at $0.0123 per share (the market price of the common stock) and has included $61,500 in stock- based compensation expense for the year ended December 31, 2017.

During the year ended December 31, 2017, the Company issued 87,934,231 shares of common stock to St. George pursuant to Notices of Exercise of Warrant received. The shares were issued based upon the cashless exercise provision of the warrant.

During the year ended December 31, 2017, the Company recorded 15,000,000 shares of common stock to Mr. Braune (see Note 10) that have been included in the Company’s transfer agent’s records despite Mr. Braune’s request to the transfer agent of record at the time to cancel the shares. The Company had previously removed the shares from its records.

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

In addition to the above during the year ended December 31, 2016, the Company:

On November 7, 2016, the Company issued 5,000,000 shares of common stock and completed the stock purchase for the acquisition of Sterling Classic Compassion, LLC. (“Sterling”). The Company valued the shares at $0.081 per share (the market price of the common stock).

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

The Series B Preferred Stock has the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future. The Series B Preferred Stock has a right to vote on all matters presented or submitted to the Company’s stockholders for approval in pari passu with the common stockholders, and not as a separate class. The holders of Series B Preferred Stock have the right to cast votes for each share of Series B Preferred Stock held of record on all matters submitted to a vote of common stockholders, including the election of directors. There is no right to cumulative voting in the election of directors. The holders of Series B Preferred Stock vote together with all other classes and series of common stock of the Company as a single class on all actions to be taken by the common stockholders except to the extent that voting as a separate class or series is required by law. As of December 31, 2017, and 2016, there were 1,000 shares of Class B Preferred Stock outstanding.

Warrants and Options

On April 14, 2015, in connection with the appointment of Dr. Stephen Holt to the advisory board, the Company agreed the advisor shall receive a non-qualified stock option to purchase 1,000,000 shares (“Option Shares”) of the Company’s common stock at an exercise price equal to $0.05 per share and expiring April 14, 2018. Option Shares of 400,000 vested immediately and 50,000 Option Shares vested each month from April 2015 through March 2016. Accordingly, as of March 31, 2016, 1,000,000 Option Shares have vested and the Company recorded $2,317 as stock compensation expense for the year ended December 31, 2016, based on Black-Scholes.

On April 26, 2013 and in connection with the appointment of Mr. James Canton to the Company’s advisory board, the Company issued a warrant to Mr. Canton to purchase 300,000 shares of common stock. The warrant expired April 26, 2016.

On October 31, 2016, the Company granted (Warrant #1) to St. George the right to purchase at any time on or after November 10, 2016 (the “Issue Date”) until the date which is the last calendar day of the month in which the fifth anniversary of the Issue Date occurs (the “Expiration Date”), a number of fully paid and non-assessable shares (the “Warrant Shares”) of Company’s common stock, equal to $57,500 divided by the Market Price (defined below) as of the Issue Date, as such number may be adjusted from time to time pursuant to the terms and conditions of Warrant #1 to Purchase Shares of Common Stock. The Market Price is equal to the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding the applicable date of exercise, multiplied by sixty percent (60%). The exercise price is the lower of $0.05 and is subject to price adjustments pursuant to the agreement and includes a cashless exercise provision. The Company also issued Warrant #’s 2-9, with each warrant only effective upon St. George funding of the secured notes they issued to the Company. Warrant #’s 2-9 give St. George the right to purchase Warrant Shares equal to $27,500 divided by the Market Price on the funded date. On December 14, 2016, the Company received a payment of $50,000, and accordingly, Warrant #2 became effective. During the year ended December 31, 2017, the Company received the funding on the remaining notes and Warrant #’s 3-9 became effective. During the year ended December 31, 2017, the company issued 87,934,231 shares of common stock to St. George pursuant to Notices of Exercise of 9,364,108 Warrants received. The shares were issued based upon the cashless exercise provision of the warrant.

The following table summarizes the activity related to warrants of the Company for the years ended December 31, 2017 and 2016:

	Number of Warrants	Weighted-Average Exercise Price per share	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2016	1,300,000	$0.05	3.00
Warrants issued	16,926,130	0.00564
Warrants expired	(300,000)	(0.05)
Outstanding and exercisable at December 31, 2016	17,926,130	0.0811	4.88
Warrant issued	40,573,870	0.00564
Warrants exercised	(9,364,108)	0.00564
Outstanding and exercisable at December 31, 2017	49,135,892	0.00654	4.17

Note 12 – Income Taxes

The Company accounts for income taxes under standards issued by the FASB. Under those standards, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

No provision for federal income taxes has been recorded due to the available net operating loss carry forwards of approximately $491,107 will expire in various years through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes.  The components of these differences are as follows at December 31, 2017, and 2016:

	2017	2016
Net tax loss carry-forwards	$7,878,733	$5,836,000
Statutory rate	37.6%	37.6%
Expected tax recovery	2,962,404	2,194,336
Change in valuation allowance	(2,962,404)	(2,194,336)
Income tax provision	$—	$—

Components of deferred tax asset:
Non capital tax loss carry forwards	$2,962,404	$2,194,336
Less: valuation allowance	(2,962,404)	(2,194,336)
Net deferred tax asset	$—	$—

Note 13 – Commitments and Contingencies

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

In January 2017, the Company signed a five (5) year lease, beginning February 1, 2107, for approximately 6,000 square feet of office space, comprised of two floors, in San Juan, Puerto Rico. Pursuant to the lease, the Company will pay $3,000 per month for the third floor of the building for the first year of the lease. The rent will increase 3% per year on February beginning in 2018 and an additional 3% per year on each successive February 1, during the term of the lease. The landlord has agreed that for the month of February 2017, the rent will be $1,500. The rent for second floor of the building will be $2,000 per month during the term of the lease and the Company does not have any rent payments for the first three months of the lease (February 2017 through April 2017). Through September 30, 2017, the Company calculated the total amount of the rent for the term lease and recorded straight line rent expense of $45,417 and had made payments of $20,516. As of December 31, 2017, the Company has a balance of $24,916 in deferred rent which is included in the consolidated balance sheet. The leases for the second and third floor were cancelled in September 2017 as a result of Hurricane Irma.

On December 1, 2016, the Company signed a one (1) year lease for a corporate apartment in Puerto Rico for $5,500 per month. This lease expired in November 30, 2017.

Rent expense was $101,279 and $40,303, respectively, and for the years ended December 31 2017, and 2016, respectively.

Leased Properties

On April 28, 2014, the Company executed and closed a ten-year lease agreement for 20 acres of an agricultural farming facility located in South Florida following the approval of the so-called “Charlotte’s Web” legislation, aimed at decriminalizing low grade marijuana specifically for the use of treating epilepsy and cancer patients.  Pursuant to the lease agreement, the Company maintains a first right of refusal to purchase the property for three years. The Company has recorded $38,244 of expense (included in leased property expenses) for the years ended December 31, 2017, and 2016, respectively. The Company is currently in default of the lease agreement, as rents have not been for the second year of the lease beginning May 2015.

On July 11, 2014, the Company signed a ten-year lease agreement for an additional 40 acres in Pueblo, Colorado. The lease requires monthly rent payments of $10,000 during the first year and is subject to a 2% annual increase over the life of the lease. The lease also provides rights to 50 acres of certain tenant water rights for $50,000 annually plus cost of approximately $2,400 annually. The Company paid the $50,000 in July 2014, and has not used the property and any water and has not paid for any water rights after September 30, 2015. The Company has recorded $-0- of expense for the year ended December 31, 2017, and $76,650 for the year ended December 31, 2016, (included in leased property expenses). The Company is currently in default of the lease agreement, as rents have not been paid since February 2015.

Agreements

On April 5, 2017, the Company executed a five (5) year operational and exclusive licensing agreement with a third party who leases a 25,000-sq. ft. approved cultivation facility located in San Juan, Puerto Rico. The Company will be the exclusive funding source, and supervise all infrastructure buildout, equipment lease/finance, security systems and personnel and provide access of seasoned Colorado and California cultivation crews to ensure the facility meets all standard operating procedures as set forth by the Department Of Health of Puerto Rico. Under the agreement, the Company receives $12,000 a month in consulting fees, licensing fees on all vaporizer and edible sales, equipment and lighting rental and financing fees along with equity interest in the property. For the year ended December 31, 2017, the Company received $48,000 in consulting fees. As of December 31, 2017, the Company has invested $110,000.

On August 7, 2017, the Company signed a LOI with Green Acres, whereby in consideration of consulting fees, licensing fees on all vaporizer and edible brands, equipment and lighting rental and financing fees, the Company will provide up to $250,000 of working capital and potentially, up to $3,500,000 for the buyout of Green Acres existing mortgage on their Washington State facility. As of December 31, 2017, the Company has invested $100,000. Repayment terms are to be from thirty percent of Green Acres monthly EBITDA. If Green Acres does not have EBITDA in a month there will not be a payment for that month.

On October 5, 2017, the Company agreed to lease from the Company’s CEO, a "420 Style" resort and estate property approximately one hour outside of Quebec City, Canada. The fifteen-acre estate consists of nine (9) guest suites, horse stables, and is within walking distance to a public golf course. A separate structure will serve as a small grow facility run by patient employees and caretakers on the property which may be toured by guests of the facility. On August 8, 2017, the Company issued 5,000,000 shares of common stock to the seller. The Company valued the shares at $0.0123 per share (the market price of the common stock) and has included $61,500 in stock compensation expense. The Company purchase from the seller furniture and fixtures for $96,000. Pursuant to the agreement, the Company will pay $8,000 per month in exchange for the Company being entitled to all rents and income generated from the property. The Company will be responsible for all costs of the property, including, but not limited to, renovations, repairs and maintenance, insurance and utilities. As of December 31, 2017, the Company has not made any monthly payments and also has not received any rental income from the property, as it is currently renovating the house.

Legal & Other

On March 2, 2015, the Company, the Company’s CEO and the Company’s CFO at the time were named in a civil complaint filed by Erick Rodriguez in the District Court in Clark County, Nevada (the “DCCC”). The complaint alleges that Mr. Rodriguez never received 250,000 shares of Series B preferred stock that were initially approved by the Board of Directors in 2012, subject to the completion of a merger of a company controlled by Mr. Rodriguez. Since the merger was never completed, the shares were never certificated to Mr. Rodriguez. On March 21, 2017, the DCC agreed to Set Aside the Entry of Default against the Defendants. Mr. Rodriguez resigned in June 2013. On April 12, 2018, the Arbitrator issued a final award to Rodriguez in the amount of $399,291. The Company and the Company’s counsel believe the Arbitrator denied a number of detailed objections to the award, which cited clear mistakes as to Nevada law and to the facts. The Company has retained a Nevada attorney who is an expert in fighting attempts to convert arbitration awards into judgments in Nevada courts, to work with our arbitration counsel. The Company recorded a loss on legal matter, included in other expenses for the year ended December 31, 2017.

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

Note 14 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2017, the Company had an accumulated deficit of $25,578,077 and working capital deficit of $6,672,693, inclusive of a derivative liability of $5,416,830. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 15 – Segment Reporting

During the year ended December 31, 2017 and 2016, the Company operated in one reportable segment, wholesale sales.

Note 16 – Subsequent Events

On January 2, 2018, the Company issued 2,631,579 shares of common stock upon the exercise of warrant #1 (see note 9).

On January 5, 2018, the Company issued 4,870,000 shares of common stock upon the exercise of warrant #1 (see note 9).

On January 9, 2018, the company received $50,000 pursuant to a Stock Purchase Agreement by and between the Company and St George.

On January 9, 2018, St. George funded $200,000 of the secured promissory notes issued to the Company, and the Company recorded $220,000 as convertible note payable, including $20,000 OID interest.

On January 10, 2018, the Company issued 7,500,000 shares of common stock upon the exercise of warrant #1 (see note 9).

On January 12, 2018, the Company paid $236,817 to Cerberus to redeem all of their remaining convertible notes with the Company.

On January 23, 2018, the Company issued 5,550,000 shares of common stock upon the exercise of warrant #1 (see note 9).

On January 23, 2018, the company received $100,000 pursuant to a Stock Purchase Agreement by and between the Company and St George.

On February 2, 2018, the Company issued 8,000,000 shares of common stock upon the exercise of warrant #1 (see note 9).

On February 2, 2018, the company received $100,000 pursuant to a Stock Purchase Agreement by and between the Company and St George.

On February 12, 2018, the Company issued 13,297,872 shares of common stock upon the conversion of $75,000 of principal and interest. The shares were issued at $0.00564 per share.

On February 27, 2018, the company received $90,000 pursuant to a Stock Purchase Agreement by and between the Company and St George.

On March 20, 2018, the company received $75,000 of the secured promissory notes issued to the Company by St George.

On March 28, 2018, the Company issued 8,865,248 shares of common stock upon the conversion of $50,000 of principal and interest. The shares were issued at $0.00564 per share.

