Form 10-Q
period 2018-03-31
AGRITEK HOLDINGS, INC.
filed 2018-05-15
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

The number of shares outstanding of the Registrant's $0.0001 par value Common Stock as of May 15, 2018, was 784,121,399 shares.

AGRITEK HOLDINGS, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2018

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

Although forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2017, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q.

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

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017

ASSETS
Current Assets:
Cash and cash equivalents	$201,350	$304,889
Marketable Securities	24,236	41,862
Inventory, net	19,992	10,000
Prepaid assets and other	58,000	48,500
Total current assets	303,578	405,251

Notes receivable	245,000	210,000
Property and equipment, net of accumulated depreciation of $32,254 (2018) and $23,824 (2017)	297,548	286,415
Security deposit and other	13,825	13,825
Total assets	$859,951	$915,490

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,317,745	$1,089,338
Due to related party	—	7,715
Customer deposits	2,400	2,400
Deferred rent	24,916	24,916
Convertible notes payable, net of discount of $605,743 (2018) and $494,193 (2017)	381,219	485,250
Derivative liabilities	2,194,113	5,416,830
Note payable, current portion	26,500	51,500
Total current liabilities	3,946,893	7,077,950

Commitments and Contingencies

Stockholders' Deficit:
Series B convertible preferred stock, $0.01 par value; 1,000,000 shares authorized, and 1,000 shares issued and outstanding	10	10
Common stock, $.0001 par value; 1,000,000,000 shares authorized; 779,395,047 (2018) and 723,680,348 (2017) shares issued and outstanding	77,940	72,369
Common stock to be issued	4,489	5,257
Additional paid-in capital	20,530,910	19,312,645
Deferred expenses	—
Accumulated comprehensive gain	7,711	25,337
Accumulated deficit	(23,708,002)	(25,578,077)
Total stockholders' deficit	(3,086,942)	(6,162,460)

Total liabilities and stockholders' deficit	$859,951	$915,490

See notes to condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	2018	2017

Product revenue	$20	$—
Cost of revenue, includes $7,500 related party for 2018	7,508	—
Gross profit (loss)	(7,488)	—

Operating Expenses:
Management fees, includes $300,000 stock-based compensation (2017)	34,792	337,500
Administrative fees	21,600	15,200
Professional and consulting fees, includes stock-based compensation $97,500 (2018) and $166,831 (2017)	234,380	270,986
Gain on recapture of reserve for land	—	(47,502)
Rent and other occupancy costs	9,053	21,679
Leased property expense	16,000	9,561
Other general and administrative expenses	144,340	39,512

Total operating expenses	460,165	646,935

Operating loss	(467,653)	(646,935)

Other Income (Expense):
Loss on debt settlement	(58,759)	—
Loss on legal matter	(232,246)	—
Interest expense	(228,511)	(333,242)
Derivative liability expense	2,857,244	218,178

Total other income (expense), net	2,337,728	(115,064)

Net income (loss)	$1,870,075	$(761,999)

Unrealized loss on marketable securities	(17,626)	(14,432)
Net comprehensive income (loss)	$1,852,449	$(776,431)

Basic income (loss) per share	$0.00	$(0.00)
Diluted income (loss) per share	$0.00	$(0.00)

Weighted average number of common shares outstanding
Basic	754,359,212	427,965,019
Diluted	963,411,093	427,965,019

See notes to condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended Ended March 31,
	2018	2017

Cash flow from operating activities:
Net income (loss)	$1,870,075	$(761,999)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	97,500	466,831
Amortization of deferred financing costs	20,000	22,100
Loss on legal settlement	232,246	—
Loss on debt settlement	58,759
Depreciation	8,430	1,646
Initial expense for fair value of derivative liabilities	44,206	349,934
Amortization of discounts on convertible notes	183,450	289,979
Change in fair values of derivative liabilities	(2,901,355)	(568,112)
Recapture of reserve for land	—	(47,502)
Changes in operating assets and liabilities:
Increase in :
Inventory	(9,992)	—
Prepaid assets and other	(9,500)	(9,000)
Security deposit	—	(3,000)
Increase (decrease) in:
Accounts payable and accrued expenses	(47,022)	46,116
Due to related party	(7,715)	5,527
Deferred rent	—	6,854
Net cash used in operating activities	(460,918)	(200,626)

Cash flows from investing activities:
Purchase of property, equipment and furniture	(19,563)	(51,413)
Purchase of notes receivable	(35,000)	—
Net cash used in investing activities	(54,563)	(51,413)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	275,000	425,900
Payments made of principal and interest on convertible notes	(178,058)	—
Payments made on note payable	(25,000)	—
Proceeds from sale of common stock to be issued	340,000	—
Net cash provided by financing activities	411,942	425,900

Net increase (decrease) in cash and cash equivalents	(103,539)	173,860

Cash and cash equivalents, Beginning	304,889	67,260

Cash and cash equivalents, Ending	$201,350	$241,120

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,859	$—
Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Discount from derivatives	$295,000	$425,900
Conversion of notes payable and interest into common stock	$125,000	$191,386
Change in fair value for available for sale marketable securities	$(17,626)	$(14,432)
Issuance of note payable as part of land acquisition	$—	$35,000
Settlement of derivatives	$660,568	$513,280
Stock issued for settlement of accounts payable	$—	$37,784
Cashless warrant exercise	$2,855	$—

See notes to condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

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

Accounts Receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of March 31, 2018, and December 31, 2017, based on the above criteria, the Company has a full allowance for doubtful accounts of $43,408.

Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management analysis or inventory levels and future sales forecasts.

Notes receivable

	March 31, 2018	December 31, 2017
Client 1	$130,000	$110,000
Client 2	115,000	100,000
Total	$245,000	$210,000

•	Note receivable from Client 1 is pursuant to a five (5) year operational and exclusive licensing agreement with a third party who leases a 25,000-sq. ft. approved cultivation facility located in San Juan, Puerto Rico (see Note 10).
•	Note receivable from Client 2 is pursuant to a five (5) year operational and exclusive licensing agreement with a third party who leases a 10,000-sq. ft. approved cultivation facility located in Washington State (see Note 10).

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

Property and Equipment

Property and equipment are stated at cost, and except for land, depreciation is provided by use of a straight-line method over the estimated useful lives of the assets. The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. In February, 2017, the Company entered into a land purchase contract to acquire approximately 80 acres including water and mineral rights. The total cost of the land was $129,555. The Company paid $41,554 at closing and issued a note payable for $88,000. The Company is on the deed of trust of the property with a remaining note balance of $26,500 and $51,500 due the seller as of March 31, 2018 and December 31, 2017, respectively. The estimated useful lives of property and equipment are as follows:

Furniture and equipment	5 years
Manufacturing equipment	7 years

The Company's property and equipment consisted of the following at March 31, 2018, and December 31, 2017:

	March 31, 2018	December 31, 2017
Furniture and equipment	$200,247	$180,684
Land	129,555	129.555
Accumulated depreciation	(32,254)	(23,824)
Balance	$297,548	$286,415

Depreciation expense of $8,430 and $1,646 was recorded for the three months ended March 31, 2018, and 2017, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Deferred rent

The Company calculates the total cost of the lease for the entire lease period and divides that amount by the number of months of the lease. The result is the average monthly expense and is charged to rent expense with the offset to deferred rent, irrespective of the actual amount paid. The amounts paid are charged to the deferred rent account. As of March 31, 2018, and December 31, 2017, the Company has a balance of $24,916 in deferred rent which is included in the consolidated balance sheet.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 - Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 - Unobservable inputs reflecting the Company's assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable and accrued expenses, certain notes payable and notes payable - related party, approximate their fair values because of the short maturity of these instruments.

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2018, and December 31, 2017, for each fair value hierarchy level:

March 31, 2018	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$2,194,113	$2,194,113

December 31, 2017
Level I	$—	$—
Level II	$—	$—
Level III	$5,416,830	$5,416,830

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of March 31, 2018, there were warrants and options to purchase 45,094,763 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 163,957,118 shares of common stock. These amounts are included in the computation of dilutive net income per share.

Accounting for Stock-Based Compensation

The Company accounts for stock awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Stock awards granted to non-employees are valued at their respective measurement dates based on the trading price of the Company’s common stock and recognized as expense during the period in which services are provided. For the three months ended March 31, 2018, and 2017, the Company recorded stock- based compensation of $97,500 and $466,831, respectively (See Note 9).

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

Advertising

The Company records advertising costs as incurred. For the three months ending March 31, 2018, and 2017, advertising expenses was $17,450 and $3,059, respectively.

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

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as of March 31, 2018, and December 31, 2017 is outlined below:

	March 31, 2018	December 31, 2017
Beginning balance	$41,862	$39,769
Unrealized gain (loss) marked to fair value	(17,626)	2,093
Ending balance	$24,236	$41,862

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

Note 5 – Prepaid Expenses

Prepaid expenses consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Vendor deposits	$46,000	$46,000
Investor relations	12,000	2,500
Total prepaid expenses	$58,000	$48,500

Note 6 – Concentration of Credit Risk

Cash

Financial   instruments   that   potentially   subject   the   Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances.

Note 7 – Note Payable

Note Payable Land

On March 18, 2014, in conjunction with the land purchase of 80 acres in Pueblo County, Colorado, the Company paid $36,000 cash and entered into a promissory note in the amount of $85,750. In November 2015, the Company was made aware that the land transaction regarding 80 acres in Pueblo County, Colorado, may not have been properly deeded to the Company. The company was a party to the land purchase, however, the second party to the land contract never filed the original quit claim deed on behalf of the Company, even though a copy of the notarized quit claim deed was sent to the Company. In February, 2017, the original owner of the 80 acres foreclosed on the property from the second party and the Company entered into a new land purchase contract (including water and mineral rights) directly with the landowner on February 7, 2017. The Company is on the deed of trust of the property and as March 31, 2018, and December 31, 2017, the note balance is $26,500 and $51,500, respectively.

Note 8 – Convertible Debt

2016 Convertible Notes

On October 31, 2016, the Company entered into a Convertible Promissory Note ("St. George 2016 Notes") for $555,000 to St. George Investments, LLC. (“St. George”) which included a purchase price of $500,000 and transaction costs of $5,000 and OID interest of $50,000. On October 31, 2016, the Company received $100,000 and recorded $115,000 as convertible note payable, including $5,000 of transaction costs and $10,000 OID interest. St. George also issued to the Company eight secured promissory notes, each in the amount of $50,000. All or any portion of the outstanding balance of the St. George 2016 Notes may be prepaid, without penalty, along with accrued but unpaid interest at any time prior to maturity. The Company has no obligation to pay St. George any amounts on the unfunded portion of the St. George 2016 Notes. The St. George 2016 Note bears interest at 10% per annum (increases to 22% per annum upon an event of default) and is convertible into shares of the Company’s common stock at St. George’s option at a price of $0.05 per share. On December 14, 2016, St. George funded one of the secured promissory notes issued to the Company. During the year ended December 31, 2017, St. George funded the remaining secured promissory notes issued to the Company. During the three ended March 31, 2018, the Company issued 22,163,120 shares of common stock upon the conversion of $116,282 of principal and $8,718 accrued and unpaid interest on the note. The shares were issued at approximately $0.00564 per share. The principal and interest balance of the note as of March 31, 2018, and December 31, 2017, was $196,962 and $313,244, respectively.

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

2017 Convertible Notes

On January 24, 2017, the Company completed the closing of a private placement financing transaction with Cerberus, pursuant to a Securities Purchase Agreement (the “Cerberus Purchase Agreement”). Pursuant to the Cerberus Purchase Agreement, Cerberus purchased an 8% Convertible Debenture (the “Cerberus Debenture”) in the aggregate principal amount of $63,000, and delivered on January 25, 2017, gross proceeds of $60,000 excluding transaction costs, fees, and expenses. During the three months ended March 31, 2017, the Company recorded a debt discount of $60,000 and recorded amortization expense of $10,833. As of March 31, 2018, and December 31, 2017, the note was paid in full. Also, on January 24, 2017, the Company issued to Cerberus, a back-end note under the same terms and conditions, in the amount of $63,000. On June 30, 2017, the back-end note was funded upon receipt of $60,000, excluding transaction costs, fees, and expenses. During the three months ended March 31, 2018, the Company redeemed the back- end note. The principal and interest balance of the back-end note as of March 31, 2018, and December 31, 2017 was $-0- and $63,000, respectively.

On February 1, 2017, the Company completed the closing of a private placement financing transaction with Power Up Lending Group, LTD (“Power Up”), pursuant to a Securities Purchase Agreement (the “Power Up Purchase Agreement”). Pursuant to the Power Up Purchase Agreement, Power Up purchased an 12% Convertible Debenture (the “Power Up Debenture”) in the aggregate principal amount of $140,000, and delivered on February 3, 2017 (the “Funding Date”), gross proceeds of $136,500 excluding transaction costs, fees, and expenses. Principal and interest on the Power Up Debentures is due and payable on November 5, 2017, and the Power Up Debenture is convertible into shares of the Company’s common stock beginning six months from the Funding Date, at a VCP. The VCP is calculated as the average of the three (3) lowest closing bid price during the ten (10) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. During the year ended December 31, 2017, the Company recorded a debt discount of $136,500 and during the year ended December 31, 2017, recorded amortization expense of $136,500. The Company may prepay the Power Up Debenture, subject to prior notice to the holder within an initial 30-day period after issuance, by paying an amount equal to 120% multiplied by the amount that the Company is prepaying. For each additional 30-day period the amount being prepaid is multiplied by an additional 5%, up to a maximum of 140% on the 180th day from issuance. Beginning on the 180th day after the issuance of the Debentures, the Company is not permitted to prepay the Debenture, so long as the Debenture is still outstanding, unless the Company and the holder agree otherwise in writing. On June 23, 2017, the Company accepted and agreed to Assignment Agreements (‘AA”), whereby, Power Up assigned $70,000 of their note to LG, and $70,000 of their note to Cerberus. As part of the AA, the Company agreed to pay Power Up $65,000. The Company issued an 8% Replacement Note to LG for $73,198 (the “First Power Up Replacement Note”), and an 8% Replacement Note to Cerberus for $73,198 (the “Second Power Up Replacement Note”) The First and Second Power Up Replacement Notes are due June 23, 2018 and are convertible into shares of the Company’s common stock at any time at the discretion of LG and Cerberus, respectively, at a VCP. The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. During the year ended December 31, 2017, the Company issued 12,721,391 shares of common stock upon the conversion of $73,198 of principal and $967 accrued and unpaid interest on the First Power Up Replacement Note. The shares were issued at approximately $0.00583 per share. The principal balance of the First Power Up Replacement Note as of December 31, 2017 was $-0-. During the three months ended March 31, 2018, the Company redeemed the back- end note. The principal and interest balance of the Second Power Up Replacement Note as of December 31, 2017 was $-0- and $73,199 respectively.

On February 24, 2017, the Company completed the closing of a private placement financing transaction with Cerberus, pursuant to a Securities Purchase Agreement (the “Cerberus Purchase Agreement”). Pursuant to the Cerberus Purchase Agreement, Cerberus purchased an 8% Convertible Debenture (the “Cerberus Debenture”) in the aggregate principal amount of $17,500, and delivered on February 27, 2017, gross proceeds of $16,000 excluding transaction costs, fees, and expenses. During the three months ended March 31, 2018, the Company redeemed the note. The principal and interest balance of the note as of March 31, 2018, and December 31, 2017 was $-0- and $17,500, respectively. Also, on February 24, 2017, the Company issued to Cerberus, a back-end note under the same terms and conditions, in the amount of $17,500. On December 7, 2017, the back-end note was funded upon receipt of $16,000, excluding transaction costs, fees, and expenses. -. During the three months ended March 31, 2018, the Company redeemed the back- end note The principal and interest balance of the back-end note as of March 31, 2018 and December 31, 2017 was $-0- and $17,500, respectively.

On December 20, 2017, the Company entered into a Convertible Promissory Note ("St. George 2017 Notes") for $1,105,000 to St. George which includes a purchase price of $1,000,000 and transaction costs of $5,000 and OID interest of $100,000. On December 21, 2017, the Company received $200,000 and recorded $225,000 as convertible note payable, including $5,000 of transaction costs and $20,000 OID interest. St. George also issued to the Company four secured promissory notes, each in the amount of $200,000. All or any portion of the outstanding balance of the St. George 2017 Notes may be prepaid, without penalty, along with accrued but unpaid interest at any time prior to maturity. The Company has no obligation to pay St. George any amounts on the unfunded portion of the St. George 2017 Notes. The St. George 2017 Note bears interest at 10% per annum (increases to 22% per annum upon an event of default) and is convertible into shares of the Company’s common stock at St. George’s option at a price of $0.05 per share. On December 27, 2017, St. George funded $250,000 of the secured promissory notes issued to the Company, and the Company recorded $270,000 as convertible note payable, including $20,000 OID interest. During the year ended December 31, 2017, the Company recorded debt discounts of $450,000. On January 9, 2018, and March 20, 2018, St. George funded $200,000 and $75,000, respectively, of the secured promissory notes issued to the Company, and the Company recorded $295,000 as convertible note payable, including $20,000 OID interest. The principal and interest balance of the St George 2017 Note as of March 31, 2018 and December 31, 2017, was $790,000 and $495,000 respectively.

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

The Company determined that the conversion feature of the 2017 Convertible Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the 2017 Convertible Notes were not considered to be conventional debt under ASC 815-40 (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock) and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments being recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The embedded feature included in the 2017 Convertible Notes that were funded in 2018, resulted in an initial debt discount of $295,000, an initial derivative liability expense of $44,206 and an initial derivative liability of $339,206. During the three months ended March 3, 2018, the Company recorded amortization expense on the debt discounts of $132,618, and there remains $605,743 of unamortized debt discount as of March 31, 2018.

Convertible Note Conversions

During the three months ended March 31, 2018, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
2/12/18	$69,221	$5,779	$75,000	$0.00564	13,297,872	St Georges
3/27/18	$47,061	$2,939	$50,000	$0.00564	8,865,248	St Georges
	$116,282	$8,718	$125,000		22,163,120

A summary of the convertible notes payable balance as of March 31, 2018, and December 31, 2017, is as follows:

	2018	2017
Beginning Principal Balance	$979,443	826,480
Convertible notes-newly issued	295,000	1,813,210
Conversion of convertible notes (principal)	(116,282)	(1,350,247)
Principal payments	(171,199)	(310,000)
Unamortized discount	(605,743)	(494,193)
Ending Principal Balance, net	$381,219	485,260

The Company recorded a loss on debt settlement of $58,759 on the redemption of convertible notes for the three months ended March 31, 2018.

Note 9 - Derivative liabilities

As of March 31, 2018, the Company revalued the embedded conversion feature of the Convertible Notes, and warrants (see note 9). The fair values were calculated based on the Monte Carlo simulation method consistent with the terms of the related debt.

A summary of the derivative liability balance as of March 31, 2018, is as follows:

	Notes	Warrants	Total
Beginning Balance	$3,608,345	$1,808,485	$5,416,830
Initial Derivative Liability	339,206	—	339,206
Fair Value Change	(1,902,885)	(998,470)	(2,901,355)
Reclassified to Additional paid- in capital	(369,823)	(76,676)	(446,499)
Reduction for debt extinguishment	(214,069)	—	(214,069)
Ending Balance	$1,460,774	$733,339	$2,194,113

The credit to derivative expense for the three months ended March 31, 2018, of $2,857,244 is comprised of the initial derivative expense of $44,111 resulting from the issuances of new convertible notes in the period and the fair value change decreasing the liability and expense by $2,901,355. For the three months ended March 31, 2017, there was a credit to derivative expense of $218,178, comprised of $349,934 of initial derivative expense resulting form new convertible notes issued during the three months ended March 31, 2017, and the change, decreasing the liability and expense by $568,112.

The fair value at the commitment date for the 2018 Convertible Notes and the re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2018:

	Commitment date	Remeasurement date
Expected dividends	-0-	-0-
Expected volatility	147%-152%	148%-162%
Expected term	12-14 months	6-12 months
Risk free interest	1.83%-2.08%	1.58%-2.09%

There were no new warrants issued for the three months ended March 31, 2018. The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted. The Company valued the embedded derivatives within the warrants using the Black-Scholes valuation model.   The fair value for Warrant #’s 1-9 were based upon the following management assumptions:

Remeasurement date
Expected dividends	-0-
Expected volatility	256%
Expected term	3.59 years
Risk free interest	2.44%

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

For the three months ended March 31, 2018 and 2017, the Company recorded expenses of $37,500 to the CEO, included in Management Fees in the condensed consolidated statements of operations, included herein. As of March 31, 2018, and December 31, 2017, the Company owed the CEO $-0- and $7,715, respectively, and is included in due to related party on the Company’s consolidated balance sheet. On January 30, 2017, the Company issued 10,000,000 shares of common stock to the Company’s CEO. The shares were issued for services performed as the sole Officer and director of the Company since November 2014. The shares were valued at $301,000 ($0.0301 per share, the market price of the common stock on the grant date) and are included in Management Fees in the consolidated statements of operations, included herein.

On October 5, 2017, the Company agreed to lease from the Company’s CEO, a "420 Style" resort and estate property approximately one hour outside of Quebec City, Canada. The fifteen-acre estate consists of nine (9) unique guest suites, horse stables, and is within walking distance to a public golf course. A separate structure will serve as a small grow facility run by patient employees and caretakers on the property which may be toured by guests of the facility. Pursuant to the agreement, the Company will pay $8,000 per month in exchange for the Company being entitled to all rents and income generated from the property. For the three months ended March 31, 2018, the Company paid and recorded $16,000 of expense, included in leased property expense, related party in the condensed consolidated statements of operations, included herein. The Company will be responsible for all costs of the property, including, but not limited to, renovations, repairs and maintenance, insurance and utilities. For the three months ended March 31, 2018, the Company has incurred $25,000 of renovation expense. On August 8, 2017, the Company issued 5,000,000 shares of common stock to the seller. The Company valued the shares at $0.0123 per share (the market price of the common stock) and has included $61,500 in stock- based compensation expense for the year ended December 31, 2017.

Note 11 – Common and Preferred Stock

Common Stock

2018 Issuances

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
2/12/18	$69,221	$5,779	$75,000	$0.00564	13,297,872	St Georges
3/27/18	$47,061	$2,939	$50,000	$0.00564	8,865,248	St Georges
	$116,282	$8,718	$125,000		22,163,120

In addition to the above, during the three months ended March 31, 2018, the Company:

On February 26, 2018, the Company agreed to issue 5,000,000 shares of common stock to Dr. Stephen Holt, for his appointment to the advisory board. The Company recorded an expense of $97,500 (based on the market price of the Company’s common stock of $0.0195 per share) and is included in professional and consulting fees in the condensed consolidated statements of operations for the three months ended March 31, 2018.

Issued 28,551,579 shares of common stock to St. George pursuant to Notices of Exercise of Warrant received. The shares were issued based upon the cashless exercise provision of the warrant. The Company recorded the shares at their par value of $0.0001, with the offset to additional-paid-in-capital.

Common stock to be issued

During the three months ended March 31, 2018, the Company reduced the shares of common stock to be issued previously recorded in fiscal year ended December 31, 2017, by 23,202,587 shares. The adjustment was a result of the terms of the SPA, whereby the purchase price of the common stock to be issued is based on 90% of the closing share price 6 months after the SPA. St. George and the Company have agreed to amend the SPA, whereby, the purchase price is 90% of the closing price of the common stock, the day preceding any SPA. During the three months ended March 31, 2018, the Company received $340,000, pursuant to Stock Purchase Agreements (the “SPA”) with St. George to buy 15,515,543 shares of common stock. As of March 31, 2018, and December 31, 2017, shares of common stock to be issued are 44,887,291 and 52,574,335, respectively.

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

The Series B Preferred Stock has the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future. The Series B Preferred Stock has a right to vote on all matters presented or submitted to the Company’s stockholders for approval in pari passu with the common stockholders, and not as a separate class. The holders of Series B Preferred Stock have the right to cast votes for each share of Series B Preferred Stock held of record on all matters submitted to a vote of common stockholders, including the election of directors. There is no right to cumulative voting in the election of directors. The holders of Series B Preferred Stock vote together with all other classes and series of common stock of the Company as a single class on all actions to be taken by the common stockholders except to the extent that voting as a separate class or series is required by law. As of March 31, 2018, and December 31, 2017, there were 1,000 shares of Class B Preferred Stock outstanding.

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

On October 31, 2016, the Company granted (Warrant #1) to St. George the right to purchase at any time on or after November 10, 2016 (the “Issue Date”) until the date which is the last calendar day of the month in which the fifth anniversary of the Issue Date occurs (the “Expiration Date”), a number of fully paid and non-assessable shares (the “Warrant Shares”) of Company’s common stock, equal to $57,500 divided by the Market Price (defined below) as of the Issue Date, as such number may be adjusted from time to time pursuant to the terms and conditions of Warrant #1 to Purchase Shares of Common Stock. The Market Price is equal to the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding the applicable date of exercise, multiplied by sixty percent (60%). The exercise price is the lower of $0.05 and is subject to price adjustments pursuant to the agreement and includes a cashless exercise provision. The Company also issued Warrant #’s 2-9, with each warrant only effective upon St. George funding of the secured notes they issued to the Company. Warrant #’s 2-9 give St. George the right to purchase Warrant Shares equal to $27,500 divided by the Market Price on the funded date. On December 14, 2016, the Company received a payment of $50,000, and accordingly, Warrant #2 became effective. During the year ended December 31, 2017, the Company received the funding on the remaining notes and Warrant #’s 3-9 became effective. During the three months ended March 31, 2018, the company issued 28,551,579 shares of common stock to St. George pursuant to Notices of Exercise of 3,040,629 Warrants received. The shares were issued based upon the cashless exercise provision of the warrant.

The following table summarizes the activity related to warrants of the Company for the years ended December 31, 2017 and 2016:

	Number of Warrants	Weighted-Average Exercise Price per share	Weighted-Average Remaining Life (Years)
Outstanding and exercisable at December 31, 2016	17,926,130	$0.0811	4.88
Warrant issued	40,573,870	0.00564	—
Warrants exercised	(9,364,108)	0.00564	—
Outstanding and exercisable at December 31, 2017	49,135,892	0.00654	4.17
Warrants exercised	(3,040,629)	0.00564	—
Outstanding and exercisable March 31, 2018	46,095,623	$0.0066	3.92

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

No provision for federal income taxes has been recorded due to the available net operating loss carry forwards of approximately $8,524,193 will expire in various years through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes.  The components of these differences are as follows at March 31, 2018 and December 31, 2017:

	2018	2017

Net tax loss carry-forwards	$8,524,193	$7,878,733
Statutory rate	37.6%	37.6%
Expected tax recovery	3,205,097	2,962,404
Change in valuation allowance	(3,205,097)	(2,962,404)
Income tax provision	$—	$—

Components of deferred tax asset:
Non capital tax loss carry forwards	$3,205,097	$2,962,404
Less: valuation allowance	(3,205,097)	(2,962,404)
Net deferred tax asset	$—	$—

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

In January 2017, the Company signed a five (5) year lease, beginning February 1, 2107, for approximately 6,000 square feet of office space, comprised of two floors, in San Juan, Puerto Rico. Pursuant to the lease, the Company will pay $3,000 per month for the third floor of the building for the first year of the lease. The rent will increase 3% per year on February beginning in 2018 and an additional 3% per year on each successive February 1, during the term of the lease. The landlord has agreed that for the month of February 2017, the rent will be $1,500. The rent for second floor of the building will be $2,000 per month during the term of the lease and the Company does not have any rent payments for the first three months of the lease (February 2017 through April 2017). Through September 30, 2017, the Company calculated the total amount of the rent for the term lease and recorded straight line rent expense of $45,417 and had made payments of $20,516. As of March 31, 2018 and December 31, 2017, the Company has a balance of $24,916 in deferred rent which is included in the consolidated balance sheet. The leases for the second and third floor were cancelled in September 2017 as a result of Hurricane Irma.

Rent expense was $9,053 and $21,679 for the three months ended March 31 2018, and 2017, respectively.

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

On July 11, 2014, the Company signed a ten-year lease agreement for an additional 40 acres in Pueblo, Colorado. The lease requires monthly rent payments of $10,000 during the first year and is subject to a 2% annual increase over the life of the lease. The lease also provides rights to 50 acres of certain tenant water rights for $50,000 annually plus cost of approximately $2,400 annually. The Company paid the $50,000 in July 2014, and has not used the property and any water and has not paid for any water rights after September 30, 2015. The Company has not recorded any expense for the three months ended March 31, 2018, and 2017. The Company is currently in default of the lease agreement, as rents have not been paid since February 2015.

Agreements

On April 5, 2017, the Company executed a five (5) year operational and exclusive licensing agreement with a third party who leases a 25,000-sq. ft. approved cultivation facility located in San Juan, Puerto Rico. The Company will be the exclusive funding source, and supervise all infrastructure buildout, equipment lease/finance, security systems and personnel and provide access of seasoned Colorado and California cultivation crews to ensure the facility meets all standard operating procedures as set forth by the Department Of Health of Puerto Rico. Under the agreement, the Company receives $12,000 a month in consulting fees, licensing fees on all vaporizer and edible sales, equipment and lighting rental and financing fees along with equity interest in the property. As of March 31, 2018, and December 31, 2017, the Company has invested $130,000 and $110,000, respectively.

On August 7, 2017, the Company signed a LOI with Green Acres, whereby in consideration of consulting fees, licensing fees on all vaporizer and edible brands, equipment and lighting rental and financing fees, the Company will provide up to $250,000 of working capital and potentially, up to $3,500,000 for the buyout of Green Acres existing mortgage on their Washington State facility. As of March 31, 2018, and December 31, 2017, the Company has invested $115,000 and $100,000, respectively.

On October 5, 2017, the Company agreed to lease from the Company’s CEO, a "420 Style" resort and estate property approximately one hour outside of Quebec City, Canada. The fifteen-acre estate consists of nine (9) guest suites, horse stables, and is within walking distance to a public golf course. A separate structure will serve as a small grow facility run by patient employees and caretakers on the property which may be toured by guests of the facility. Pursuant to the agreement, the Company will pay $8,000 per month in exchange for the Company being entitled to all rents and income generated from the property. For the three months ended March 31, 2018, the Company paid and recorded $16,000 of expense, included in leased property expense, related party in the condensed consolidated statements of operations, included herein. The Company will be responsible for all costs of the property, including, but not limited to, renovations, repairs and maintenance, insurance and utilities. For the three months ended March 31, 2018, the Company has incurred $25,000 of renovation expense.

Legal & Other

On March 2, 2015, the Company, the Company’s CEO and the Company’s CFO at the time were named in a civil complaint filed by Erick Rodriguez in the District Court in Clark County, Nevada (the “DCCC”). The complaint alleges that Mr. Rodriguez never received 250,000 shares of Series B preferred stock that were initially approved by the Board of Directors in 2012, subject to the completion of a merger of a company controlled by Mr. Rodriguez. Since the merger was never completed, the shares were never certificated to Mr. Rodriguez. On March 21, 2017, the DCC agreed to Set Aside the Entry of Default against the Defendants. Mr. Rodriguez resigned in June 2013.  On April 12, 2018, an Arbitrator issued a final award to Rodriguez in the amount of $399,291. The Company and the Company’s counsel believe the Arbitrator denied a number of detailed objections to the award, which cited clear mistakes as to Nevada law and to the facts. The Company recorded a loss on legal matter, included in other expenses for the year ended December 31, 2017. On May 3, 2018, the Arbitrator issued an amended final award of $631,537, inclusive of interest and legal fees. The Company recorded a loss of $232,246 on the legal matter, included in other expenses for the three months ended March 31, 2018. The Company has retained a Nevada attorney who is an expert in fighting attempts to convert arbitration awards into judgments in Nevada courts, to work with our arbitration counsel. A hearing is scheduled on June 12, 2018 in District Court in Clark County Nevada to confirm or reject the award. The Company will vigorously defend any adverse ruling including appeals to the Nevada Supreme Court.

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

Note 14 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2018, the Company had an accumulated deficit of $23,708,002 and working capital deficit of $3,643,315, inclusive of a derivative liability of $2,194,113. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 15 – Subsequent Events

On April 19, 2018, the Company issued 4,875,887 shares of common stock upon the conversion of $27,500 of principal and interest. The shares were issued at $0.00564 per share.

The Company previously issued 5,000,000 shares of common stock for security on renovations of the Company’s Canada bed and breakfast management agreement. The Company has since paid in excess of $50,000 towards renovations. Mr. Johnston will now retain the shares under an amended agreement in exchange for legal fees, tax and license applications, and as a financial custodian over the renovation account as a Canadian resident. The 5,000,000 shares will be in exchange for 12 months of services.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months ended March 31, 2018 and 2017.

The independent auditor’s reports on our financial statements for the years ended December 31, 2017 and 2016 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 14 to the unaudited condensed consolidated financial statements.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditor has raised substantial doubt about our ability to continue as a going concern.

Results of Operations

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017

Revenues

Revenues for the three months ended March 31, 2018 and 2017 were $20 and $-0- and consisted of wholesale goods.

Cost of Sales

For the three months ended March 31, 2018, cost of sales of $7,508 is comprised of consulting fees, including an allocation of $7,500, or twenty (20%) percent of the Company’s CEO fees.

Operating Expenses

Operating expenses were $460,165 and $646,935 for the three months ended March 31, 2018 and 2017, respectively. The expenses were comprised of:

	Three months ended March 31,
Description	2018	2017
Management fees	$34,792	$337,500
Administration fees	21,600	15,200
Gain on recapture of reserve on land	—	(47,502)
Professional and consulting fees	234,380	270,986
Rent and occupancy costs	9,053	21,679
Property and maintenance cost	16,000	9,561
General and other administrative	144,340	39,512
Total	$460,165	$646,935

Administration and management fees includes $30,000 and $37,500 expensed as fees for our CEO for the three months ended March 31, 2018 and 2017, respectively. Also included were fees paid for administration services of $21,600 and $15,200 for the three months ended March 31, 2018 and 2017, respectively. The Company has agreed to compensation of $12,500 per month for the Company’s CEO and estimates that administration fees will be approximately $7,600 per month at this time. Also included in the three months ended March 31, 2017 was stock compensation expense of $300,000, comprised of the Company issuing 10,000,000 shares of common stock to the Company’s CEO. The shares were issued for services performed as the sole Officer and director of the Company since November 2014. The Company valued the shares at $0.03 per share (the market price of the common stock) and recorded stock compensation expense, management, of $300,000.

Professional and consulting fees decreased to $234,830 for the three months ended March 31, 2018, from $270,986 for the three months ended March 31, 2017, and is comprised of the following:

	Three months ended March 31,
	2018	2017
Legal fees	$34,880	$46,155
Consulting fees	71,500	16,000
Accounting and audit fees	10,500	29,500
Stock compensation expense	97,500	166,831
Investor relation costs, including related party of $5,000 (2018) and $12,500 (2017)	20,000	12,500
Total	$234,380	$270,986

Stock compensation expense for the three months ended March 31, 2018, was a result of 5,000,000 shares of common stock issued to Dr. Stephen Holt, for his appointment to the advisory board. The Company recorded an expense of $97,500 (based on the market price of the Company’s common stock of $0.0195 per share).

Stock compensation expense of $166,831 for the three months ended March 31, 2017, was comprised of:

On January 16, 2017, the Company entered into a Business Consultant Agreement (the “BCA”). Pursuant to the BCA, the Company issued 5,000,000 shares of common stock for services to be provided to the Company related to business development, product marketing, helping identify mergers and acquisition candidates, and will consult with and advise the Company on matters pertaining to business modeling and strategic alliances. The Company valued the shares at $0.03 per share (the market price of the common stock) and recorded stock compensation expense of $150,000, and

On January 30, 2017, the Company issued 1,000,000 shares of common stock to Venture Equity. The Company valued the shares at $0.03 per share (the market price of the common stock) and cancelled of $13,169 of accrued and unpaid fees owed Venture Equity and recorded stock- based compensation expense of $16,831.

Rent and occupancy costs were $9,053 and $21,679 for the three months ended March 31, 2018, and 2017, respectively. The decrease was primarily due to in January 2017, the Company signed a five (5) year lease, beginning February 1, 2107, for approximately 6,000 square feet of office space, comprised of two floors, in San Juan, Puerto Rico. Pursuant to the lease, the Company will pay $3,000 per month for one floor for the first year of the lease. The rent will increase 3% per year on February beginning in 2018 and an additional 3% per year on each successive February 1, during the term of the lease. The landlord has agreed that for the month of February 2017, the rent will be $1,500. The rent for the other floor will be $2,000 per month during the term of the lease and the Company does not have any rent payments for the first three months of the lease (February 2017 through April 2017). The Company is straight lining the total lease payments over the term of the lease and for the three months ended March 31, 2017 has included $11,354 of rent expense.

Leased property available for sub-lease and property maintenance costs were $16,000 (related) and $9,561 for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, the Company made lease payments of $16,000 for their lease with the Company’s CEO for, the "420 Style" resort and estate property approximately one hour outside of Quebec City, Canada. The 2107 costs were comprised of leased real estate. On April 28, 2014, the Company executed and closed a 10 year lease agreement for 20 acres of an agricultural farming facility located in South Florida. Pursuant to the lease agreement, the Company maintains a first right of refusal to purchase the property for three years. The Company has recorded $9,561 of expense for the three months ended March 31, 2017.

General and other administrative costs for the three months ended March 31, 2018, were $144,340, compared to $39,512, for the three months ended March 31, 2017, respectively, consisting of public company expenses (transfer agent, filing fees and etc.), advertising, travel, website development, payroll, office and other taxes.

Other Income (Expense), Net

Other income, net, for the three months ended March 31, 2018 was $2,337,728 compared to other expenses, net, of $115,064 for the three months ended March 31, 2017, respectively. Other income, net, for the 2018 period was from the decrease on the fair value of derivatives of $2,857,244, partially offset by the loss on debt settlement of $58,759, loss on legal matter of $232,246 and interest expense of $228,511. Other expense for the 2017 period was from the decrease on the fair value of derivatives of $218,178 and interest expense of $333,242.

Interest expense for each of the periods is as follows:

	Three months ended March 31,
	2018	2017
Interest on face value	$24,887	$21,163
Amortization of note discount	183,450	289,979
Amortization of deferred financing fees	20,000	22,100
Other	174	—
Total	$228,511	$333,242

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2018, we had cash and cash equivalents of $201,350, a decrease of $103,539, from $304,889 as of December 31, 2017. At March 31, 2018, we had current liabilities of $3,946,893 (including $2,194,113 of non-cash derivative liabilities) compared to current assets of $303,578 which resulted in working capital deficit of $3,643,315. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities and notes payable.

Operating Activities

For the three months ended March 31, 2018, net cash used in operating activities was $460,918 compared to $200,626 for the three months ended March 31, 2017.

The Company had net income for the three months ended March 31, 2018 of $1,870,075 primarily attributable to a gain of $2,901,355 in the change of the fair value of derivative liabilities, partially offset by non-cash expenses of stock- based compensation of $97,500, the initial derivative liability expense of $44,206 on new convertible notes issued and the amortization of discounts and financing fees on convertible notes of $203,450, loss on debt settlement of $58,759 and loss on legal matter of $232,246.

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

Investing Activities

During the three months ended March 31, 2018, net cash used in investing activities was $54,563 compared to $51,413 for the three months ended March 31, 2017. For the period ending March 31, 2018, the Company purchased furniture and equipment of $19,563 and also expended $35,000 to increasing the investment in note receivables related to two separate five- year exclusive licensing and operation agreements. The 2017 period was the result of the Company paying $41,554 as part of the purchase price to acquire 80 acres in Pueblo Colorado and $9,859 in furniture and equipment for the Puerto Rico offices.

Financing Activities

Net cash provided by financing activities was $411,942 and $425,900 for the three months ended March 31, 2018 and 2017, respectively. The 2018 activity was comprised of proceeds received related to the issuance of convertible promissory notes of $275,000 and $340,000 related to Stock Purchase Agreements with St. George. The Company also made payments of $178,058 of principal and accrued interest on convertible promissory notes and $25,000 on notes payable. The 2017 period was a result of proceeds from the issuance of convertible promissory notes.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit at March 31, 2018, a net loss and net cash used in operating activities for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto. Interim results of operations for the three months ended March 31, 2018, are not necessarily indicative of future results for the full year. Certain amounts from the 2017 period have been reclassified to conform to the presentation used in the current period.

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

Accounts Receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectibility is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of March 31, 2018, and December 31, 2017, based on the above criteria, the Company has a full allowance for doubtful accounts of $43,408.

Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management analysis or inventory levels and future sales forecasts.

Notes receivable

As of March 31, 2018, the Company has recorded notes receivable the following:

•	$130,000 pursuant to a five (5) year operational and exclusive licensing agreement with a third party who leases a 25,000-sq. ft. approved cultivation facility located in San Juan, Puerto Rico (see Note 10).

•	$115,000 pursuant to a five (5) year operational and exclusive licensing agreement with a third party who leases a 10,000-sq. ft. approved cultivation facility located in Washington State (see Note 10).

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of March 31, 2018, there were warrants and options to purchase 45,094,763 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 163,957,118 shares of common stock. These amounts are included in the computation of income per share because their impact is dilutive.

Accounting for Stock-Based Compensation

The Company accounts for stock awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Stock awards granted to non-employees are valued at their respective measurement dates based on the trading price of the Company’s common stock and recognized as expense during the period in which services are provided. For the three months ended March 31, 2018, and 2017, the Company recorded stock- based compensation of $97,500 and $466,831, respectively (See Note 9).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective as of March 31, 2018 due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On March 2, 2015, the Company, the Company’s CEO and the Company’s CFO at the time were named in a civil complaint filed by Erick Rodriguez in the District Court in Clark County, Nevada (the “DCCC”). The complaint alleges that Mr. Rodriguez never received 250,000 shares of Series B preferred stock that were initially approved by the Board of Directors in 2012, subject to the completion of a merger of a company controlled by Mr. Rodriguez. Since the merger was never completed, the shares were never certificated to Mr. Rodriguez. On March 21, 2017, the DCC agreed to Set Aside the Entry of Default against the Defendants. Mr. Rodriguez resigned in June 2013.  On April 12, 2018, an Arbitrator issued a final award to Rodriguez in the amount of $399,291. The Company and the Company’s counsel believe the Arbitrator denied a number of detailed objections to the award, which cited clear mistakes as to Nevada law and to the facts. The Company has retained a Nevada attorney who is an expert in fighting attempts to convert arbitration awards into judgments in Nevada courts, to work with our arbitration counsel. The Company recorded a loss on legal matter, included in other expenses for the year ended December 31, 2017. On May 3, 2018, the Arbitrator issued an amended final award of $631,537, inclusive of interest and legal fees. The Company recorded a loss of $232,246 on the legal matter, included in other expenses for the three months ended March 31, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, the Company issued the following shares of common stock upon the conversions of portions of the convertible notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
2/12/18	$69221	$5,779	$75,000	$0.00564	13,297,872	St Georges
3/27/18	$47,061	$2,939	$50,000	$0.00564	8,865,248	St Georges
	$116,282	$8,718	$125,000		22,163,120

In addition to the above, during the three months ended March 31, 2018, the Company:

On February 26, 2018, the Company agreed to issue 5,000,000 shares of common stock to Dr. Stephen Holt, for his appointment to the advisory board. The Company recorded an expense of $97,500 (based on the market price of the Company’s common stock of $0.0195 per share) and is included in professional and consulting fees in the condensed consolidated statements of operations for the three months ended March 31, 2018.

Issued 28,551,579 shares of common stock to St. George pursuant to Notices of Exercise of Warrant received. The shares were issued based upon the cashless exercise provision of the warrant.

During the three months ended March 31, 2018, the Company received $340,000, pursuant to Stock Purchase Agreements (the “SPA”) with St. George to buy 15,515,543 shares of common stock.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Convertible Debenture Proceeds

On January 9, 2018, and March 20, 2018, St. George funded $200,000 and $75,000, respectively, of the secured promissory notes issued to the Company, and the Company recorded $295,000 as convertible note payable, including $20,000 OID interest.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

10.1	Form of Convertible Promissory Note by and between Agritek Holdings, Inc. and Vis Vires Group, Inc. dated February 23, 2015. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 10-Q with the SEC on May 18, 2015).
10.2	Form of 8% Convertible Redeemable Note by and between Agritek Holdings, Inc. and LG Capital Funding, LLC dated March 27, 2015. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 10-Q with the SEC on May 18, 2015).
10.3	Form of 8% Convertible Redeemable Note by and between Agritek Holdings, Inc. and GW Holding Group, LLC dated March 30, 2015. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 10-Q with the SEC on May 18, 2015).
10.4+	Employment and Board of Directors Agreement effective March 20, 2015 by and between Agritek Holdings, Inc. and Justin Braune (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on March 20, 2015).
10.5	Deed in Lieu of Foreclosure Agreement dated December 16, 2015, by and among Agritek Holdings, Inc. and Tonaquint, Inc. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on February 12, 2016).
10.6	Replacement Note dated January 5, 2016, issued to LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.2 as filed on Form 8-K with the SEC on February 12, 2016).
10.7	Replacement Note dated January 5, 2016, issued to LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.3 as filed on Form 8-K with the SEC on February 12, 2016).
10.8	Replacement Note dated January 5, 2016, issued to Cerberus Finance Group, LTD (Incorporated herein by reference to Exhibit 10.4 as filed on Form 8-K with the SEC on February 12, 2016).
10.9	Securities Purchase Agreement dated January 19, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.5 as filed on Form 8-K with the SEC on February 12, 2016).
10.10	Convertible Redeemable Note dated January 19, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.6 as filed on Form 8-K with the SEC on February 12, 2016).
10.11	Securities Purchase Agreement dated January 19, 2016, by and between Agritek Holdings, Inc. and Cerberus Finance Group, LTD. (Incorporated herein by reference to Exhibit 10.7 as filed on Form 8-K with the SEC on February 12, 2016).
10.12	Convertible Redeemable Note dated January 19, 2016, by and between Agritek Holdings, Inc. and Cerberus Finance Group, LTD (Incorporated herein by reference to Exhibit 10.8 as filed on Form 8-K with the SEC on February 12, 2016).

10.13	Securities Purchase Agreement dated March 23, 2016, by and between Agritek Holdings, Inc. and Cerberus Finance Group, LTD. (Incorporated herein by reference to Exhibit 10.13 as filed on Form 10-Q with the SEC on May 23, 2016).
10.14	Convertible Redeemable Note dated March 23, 2016, by and between Agritek Holdings, Inc. and Cerberus Finance Group, LTD (Incorporated herein by reference to Exhibit 10.14 as filed on Form 10-Q with the SEC on May 23, 2016).
10.15	Securities Purchase Agreement dated December 13, 2016 by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on December 19, 2016).
10.16	Convertible Redeemable Note dated December 13, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.2 as filed on Form 8-K with the SEC on December 19, 2016).
10.17	Convertible Redeemable Note Back End dated December 13, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.3 as filed on Form 8-K with the SEC on December 19, 2016).

10.18	Collateralized Secured Promissory Note dated December 13, 2016, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.4 as filed on Form 8-K with the SEC on December 19, 2016).
10.19	Termination Agreement dated December 13, 2016 by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.5 as filed on Form 8-K with the SEC on December 19, 2016).
10.20	Investor Note #1 dated October 31, 2016, by and between Agritek Holdings, Inc. and St. George Investments LLC. (Incorporated herein by reference to Exhibit 10.6 as filed on Form 8-K with the SEC on December 19, 2016).
10.21	Warrant #2 dated October 31, 2016, by and between Agritek Holdings, Inc. and St. George Investments LLC. (Incorporated herein by reference to Exhibit 10.7 as filed on Form 8-K with the SEC on December 19, 2016).
10.22	Investments LLC. (Incorporated herein by reference to Exhibit 10.7 as filed on Form 8-K with the SEC on December 19, 2016).
10.23	Securities Purchase Agreement dated January 24, 2017 by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on January 31, 2017).
10.24	Convertible Redeemable Note dated January 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.2 as filed on Form 8-K with the SEC on January 31, 2017).
10.25	Convertible Redeemable Note Back End dated January 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.3 as filed on Form 8-K with the SEC on January 31, 2017).
10.26	Collateralized Secured Promissory Note dated January 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.4 as filed on Form 8-K with the SEC on January 31, 2017).
10.27	Securities Purchase Agreement dated January 24, 2017 by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.5 as filed on Form 8-K with the SEC on January 31, 2017).
10.28	Convertible Redeemable Note dated January 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.6 as filed on Form 8-K with the SEC on January 31, 2017).
10.29	Convertible Redeemable Note Back End dated January 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.7 as filed on Form 8-K with the SEC on January 31, 2017).
10.30	Collateralized Secured Promissory Note dated January 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.8 as filed on Form 8-K with the SEC on January 31, 2017).
10.31	Securities Purchase Agreement dated February 1, 2017 by and between Agritek Holdings, Inc. and Power Up Lending Group, LTD. (Incorporated herein by reference to Exhibit 10.31 as filed on Form 10-K with the SEC on March 31, 2017).

10.32	Convertible Promissory Note dated February 1, 2017, by and between Agritek Holdings, Inc. and Power Up Lending Group, LTD. (Incorporated herein by reference to Exhibit 10.32 as filed on Form 10-K with the SEC on March 31, 2017).

10.33	Securities Purchase Agreement dated February 24, 2017 by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.33 as filed on Form 10-K with the SEC on March 31, 2017).
10.34	Convertible Redeemable Note dated February 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.34 as filed on Form 10-K with the SEC on March 31, 2017).
10.35	Convertible Redeemable Note Back End dated February 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.35 as filed on Form 10-K with the SEC on March 31, 2017).
10.36	Collateralized Secured Promissory Note dated February 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.36 as filed on Form 10-K with the SEC on March 31, 2017).
10.37	Securities Purchase Agreement dated February 24, 2017 by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.37 as filed on Form 10-K with the SEC on March 31, 2017).
10.38	Convertible Redeemable Note dated February 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.38 as filed on Form 10-K with the SEC on March 31, 2017).
10.39	Convertible Redeemable Note Back End dated February 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.39 as filed on Form 10-K with the SEC on March 31, 2017).

10.40	Collateralized Secured Promissory Note dated February 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. (Incorporated herein by reference to Exhibit 10.40 as filed on Form 10-K with the SEC on March 31, 2017).
10.41	Securities Purchase Agreement dated March 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.41 as filed on Form 10-K with the SEC on March 31, 2017).
10.42	Convertible Redeemable Note dated March 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.42 as filed on Form 10-K with the SEC on March 31, 2017).
10.43	Convertible Redeemable Note Back End dated March 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.43 as filed on Form 10-K with the SEC on March 31, 2017).
10.44	Collateralized Secured Promissory Note dated March 24, 2017, by and between Agritek Holdings, Inc. and LG Capital Funding, LLC. (Incorporated herein by reference to Exhibit 10.44 as filed on Form 10-K with the SEC on March 31, 2017).
10.45	Securities Purchase Agreement dated April 24, 2017 by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD.
10.46 10.47	Convertible Redeemable Note dated April 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. Convertible Redeemable Note Back End dated April 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2018

AGRITEK HOLDINGS, INC.

By:   /s/ B. Michael Friedman

B. Michael Friedman

Chief Executive Officer (principal executive, principal financial and accounting officer)

