Form 10-Q
period 2018-06-30
AGRITEK HOLDINGS, INC.
filed 2018-09-17
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

The number of shares outstanding of the Registrant's $0.0001 par value Common Stock as of September 14, 2018, was 814,427,073 shares.

AGRITEK HOLDINGS, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2018

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

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017

ASSETS
Current Assets:
Cash and cash equivalents	$74,181	$304,889
Marketble Securities	11,567	41,862
Inventory, net	31,056	10,000
Prepaid assets and other	55,000	48,500
Total current assets	171,804	405,251

Notes receivable	285,000	210,000
Property and equipment, net of accumulated depreciation of $41,942 (2018) and $23,824 (2017)	294,977	286,415
Security deposit and other	13,825	13,825
Total assets	$765,606	$915,490

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,355,873	$1,089,338
Due to related party	—	7,715
Customer deposits	2,400	2,400
Deferred rent	24,916	24,916
Convertible notes payable, net of discount of $734,198 (2018) and $494,193 (2017)	541,037	485,250
Derivative liabilities	2,338,704	5,416,830
Note payable, current portion	21,500	51,500
Total current liabilities	4,284,430	7,077,950

Commitments and Contingencies

Stockholders' Deficit:
Series B convertible preferred stock, $0.01 par value; 1,000,000 shares authorized, and 1,000 shares issued and outstanding	10	10
Common stock, $.0001 par value; 1,000,000,000 shares authorized; 794,176,608 (2018) and 723,680,348 (2017) shares issued and outstanding	79,418	72,369
Common stock to be issued	4,489	5,257
Additional paid-in capital	20,777,423	19,312,645
Deferred expenses	—
Accumulated comprehensive gain (loss)	(4,958)	25,337
Accumulated deficit	(24,375,206)	(25,578,077)
Total stockholders' deficit	(3,518,824)	(6,162,460)

Total liabilities and stockholders' deficit	$765,606	$915,490

See notes to condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Consulting and other income	$—	$24,000	$—	$24,000
Product revenue	208	—	228	—
Total revenue	208	24,000	228	24,000

Cost of revenue, includes $7,500 and $15,000 related party for 2018	7,604	—	15,112	—
Gross profit (loss)	(7,396)	24,000	(14,884)	24,000

Operating Expenses:
Management fees, includes $22,950 related party stock compensation, for the three and six months ended June 30, 2018, and $300,000 related party stock compensation for the six months ended June 30, 2017	53,050	37,500	87,842	375,000
Administrative fees	22,815	16,800	44,415	32,000
Professional and consulting fees, includes stock-based compensation of $97,500 and $166,831 for the six months ended June 30, 2018 and 2017, respectively	78,598	86,549	319,625	357,535
Gain on recapture of reserve for land	—	—	—	(47,502)
Rent and other occupancy costs	4,057	36,387	13,110	58,066
Leased property expense, includes related party expense of $32,000 and $48,000 for the three and six months ended June 30, 2018, respectively	149,556	9,561	198,066	19,122
Advertising and promotion	15,039	3,448	59,739	5,448
Travel and entertainment	56,889	22,564	83,443	40,803
Other general and administrative expenses	24,295	31,305	58,225	50,579

Total operating expenses	404,299	244,114	864,465	891,051

Operating loss	(411,695)	(220,114)	(879,349)	(867,051)

Other Income (Expense):
Loss on debt settlement	—	—	(58,759)	—
Loss on legal matter	—	—	(232,246)	—
Interest expense	(288,653)	(338,765)	(517,163)	(672,007)
Derivative liability expense	33,144	(721,505)	2,890,388	(503,327)
		—
Total other income (expense), net	(255,509)	(1,060,270)	2,082,220	(1,175,334)

Net income (loss)	$(667,204)	$(1,280,384)	$1,202,871	$(2,042,385)

Unrealized gain (loss) on marketable securities	(12,669)	22,033	(30,295)	7,601
Net comprehensive income (loss)	$(679,873)	$(1,258,351)	$1,172,576	$(2,034,784)

Basic income (loss) per share	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted income (loss) per share	(0.00)	(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding
Basic	775,334,693	466,277,950	754,359,212	447,241,578
Diluted	775,334,693	466,277,950	963,411,093	447,241,578

See notes to condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017

Cash flow from operating activities:
Net income (loss)	$1,202,871	$(2,042,384)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	120,450	466,831
Common stock issued for additional interest to convertible noteholder	—	16,094
Amortization of deferred financing costs	67,111	46,520
Impairment of investments	—	—
Loss on settlement of convertible notes	—	—
Loss on legal settlement	232,246	—
Loss on debt settlement	58,759	—
Depreciation	18,119	3,955
Initial expense for fair value of derivative liabilities	226,205	661,271
Amortization of discounts on convertible notes	395,264	508,247
Change in fair values of derivative liabilities	(3,116,490)	(157,943)
Recapture of reserve for land	—	(47,502)
Changes in operating assets and liabilities:
Increase in :
Inventory	(21,056)	(10,000)
Prepaid assets and other	(6,500)	(7,000)
Security deposit	—	(28,000)
Increase (decrease) in:
Accounts payable and accrued expenses	(5,233)	68,927
Due to related party	(7,715)	(12,427)
Deferred rent	—	7,885
Net cash used in operating activities	(835,969)	(525,526)

Cash flows from investing activities:
Purchase of property, equipment and furniture	(26,681)	(68,788)
Purchase of notes receivable	(75,000)	(50,000)
Net cash used in investing activities	(101,681)	(118,788)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	575,000	707,980
Payments made of principal and interest on convertible notes	(178,058)	—
Payments made on note payable	(30,000)	(17,500)
Proceeds from sale of common stock to be issued	340,000	—
Net cash provided by financing activities	706,942	690,480

Net increase (decrease) in cash and cash equivalents	(230,708)	46,165

Cash and cash equivalents, Beginning	304,889	67,260

Cash and cash equivalents, Ending	$74,181	$113,425

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,816	$1,275
Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Discount from derivatives	$635,268	$—
Conversion of notes payable and interest into common stock	$187,500	$780,019
Change in fair value for available for sale marketable securities	$(30,295)	$7,601
Issuance of note payable as part of land acquisition	$—	$35,000
Settlement of derivatives	$823,109	$—
Cashless warrant exercise	$3,055	$—

See notes to condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

Note 1 - Organization

Business

Agritek Holdings Inc. (“the Company” or “Agritek Holdings”) and its wholly-owned subsidiaries, MediSwipe, Inc. (“MediSwipe”), Prohibition Products Inc. (“PPI”), and Agritek Venture Holdings, Inc. (“AVHI”) is a fully integrated, active investor and operator in the legal cannabis sector. Specifically, Agritek Holdings provides strategic capital and functional expertise to accelerate the commercialization of its diversified portfolio of holdings. Currently, the Company is focused on three high-value segments of the cannabis market, including real estate investment, intellectual property brands; and infrastructure, with operations in three U.S. States, Colorado, Washington State, California as well as Canada and Puerto Rico. Agritek Holdings invests its capital via real estate holdings, licensing agreements, royalties and equity in acquisition operations.

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

Accounts Receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of June 30, 2018, and December 31, 2017, based on the above criteria, the Company has a full allowance for doubtful accounts of $43,408.

Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management analysis or inventory levels and future sales forecasts.

Notes receivable

	June 30, 2018	December 31, 2017
Client 1	$170,000	$110,000
Client 2	115,000	100,000
Total	$285,000	$210,000

•	Note receivable from Client 1 is pursuant to a five (5) year operational and exclusive licensing agreement with a third party who leases a 15,000-sq. ft. approved cultivation facility located in San Juan, Puerto Rico (see Note 10).
•	Note receivable from Client 2 is pursuant to a five (5) year operational and exclusive licensing agreement with a third party who leases a 10,000-sq. ft. approved cultivation facility located in Washington State (see Note 10).

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

Property and Equipment

Property and equipment are stated at cost, and except for land, depreciation is provided by use of a straight-line method over the estimated useful lives of the assets. The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. In February, 2017, the Company entered into a land purchase contract to acquire approximately 80 acres including water and mineral rights. The total cost of the land was $129,555. The Company paid $41,554 at closing and issued a note payable for $88,000. The Company is on the deed of trust of the property with a remaining note balance of $21,500 and $51,500 due the seller as of June 30, 2018 and December 31, 2017, respectively. The estimated useful lives of property and equipment are as follows:

Furniture and equipment	5 years
Manufacturing equipment	7 years

The Company's property and equipment consisted of the following at June 30, 2018, and December 31, 2017:

	June 30, 2018	December 31, 2017
Furniture and equipment	$207,364	$180,684
Land	129,555	129.555
Accumulated depreciation	(41,942)	(23,824)
Balance	$294,977	$286,415

Depreciation expense of $9,688 and $18,118 was recorded for the three and six months ended June 30, 2018, respectively, and $2,310 and $3,955 for the three and six months ended June 30, 2017, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Deferred rent

The Company calculates the total cost of the lease for the entire lease period and divides that amount by the number of months of the lease. The result is the average monthly expense and is charged to rent expense with the offset to deferred rent, irrespective of the actual amount paid. The amounts paid are charged to the deferred rent account. As of June 30, 2018, the Company has a balance of $24,916 in deferred rent which is included in the consolidated balance sheet.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and six months ended June 30, 2018 and 2017, or the twelve months ended December 31, 2017.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2018, and December 31, 2017, for each fair value hierarchy level:

June 30, 2018	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$2,338,704	$2,338,704
December 31, 2017
Level I	$—	$—
Level II	$—	$—
Level III	$5,416,830	$5,416,830

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of June 30, 2018, there were warrants and options to purchase 51,850,688 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 168,947,333 shares of common stock. These amounts are included in the computation of dilutive net income per share.

Accounting for Stock-Based Compensation

The Company accounts for stock awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Stock awards granted to non-employees are valued at their respective measurement dates based on the trading price of the Company’s common stock and recognized as expense during the period in which services are provided. For the three and six months ended June 30, 2018, the Company recorded stock- based compensation of $22,950 and $120,450, respectively, and $466,831 for the six months ended June 30, 2017. (See Note 9).

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

Advertising

The Company records advertising costs as incurred. For the three and six months ending June 30, 2018, advertising expenses was $15,039 and $32,489, respectively, and $3,448 and $5,448 for the three and six months ended June 30, 2017, respectively.

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

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as of June 30, 2018, and December 31, 2017 is outlined below:

	June 30, 2018	December 31, 2017
Beginning balance	$41,862	$39,769
Unrealized gain (loss) marked to fair value	(30,295)	2,093
Ending balance	$11,567	$41,862

800 Commerce, Inc. (now known as Petrogress, Inc), was a commonly controlled entity until February 29, 2016, owed Agritek $282,947 as of February 29, 2016, as a result of advances received from or payments made by Agritek on behalf of 800 Commerce. These advances were non-interest bearing and were due on demand. Effective February 29, 2016, the Company received 11,025 shares of common stock of Petrogress, Inc. as settlement of the $282,947 owed to the Company. The market value on the date the Company received the shares of common stock was $16,525.

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Vendor deposits	$46,000	$46,000
Investor relations	9,000	2,500
Total prepaid expenses	$55,000	$48,500

Note 6– Concentration of Credit Risk

Cash

Financial   instruments   that   potentially   subject   the   Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances.

Note 7 – Note Payable

Note Payable Land

On March 18, 2014, in conjunction with the land purchase of 80 acres in Pueblo County, Colorado, the Company paid $36,000 cash and entered into a promissory note in the amount of $85,750. In November 2015, the Company was made aware that the land transaction regarding 80 acres in Pueblo County, Colorado, may not have been properly deeded to the Company. The company was a party to the land purchase, however, the second party to the land contract never filed the original quit claim deed on behalf of the Company, even though a copy of the notarized quit claim deed was sent to the Company. In February, 2017, the original owner of the 80 acres foreclosed on the property from the second party and the Company entered into a new land purchase contract (including water and mineral rights) directly with the landowner on February 7, 2017. The Company is on the deed of trust of the property and as of June 30, 2018, and December 31, 2017, the note balance is $21,500 and $51,500, respectively.

Note 8 – Convertible Debt

2016 Convertible Notes

On October 31, 2016, the Company entered into a Convertible Promissory Note ("St. George 2016 Notes") for $555,000 to St. George Investments, LLC. (“St. George”) which included a purchase price of $500,000 and transaction costs of $5,000 and OID interest of $50,000. On October 31, 2016, the Company received $100,000 and recorded $115,000 as convertible note payable, including $5,000 of transaction costs and $10,000 OID interest. St. George also issued to the Company eight secured promissory notes, each in the amount of $50,000. All or any portion of the outstanding balance of the St. George 2016 Notes may be prepaid, without penalty, along with accrued but unpaid interest at any time prior to maturity. The Company has no obligation to pay St. George any amounts on the unfunded portion of the St. George 2016 Notes. The St. George 2016 Note bears interest at 10% per annum (increases to 22% per annum upon an event of default) and is convertible into shares of the Company’s common stock at St. George’s option at a price of $0.05 per share. On December 14, 2016, St. George funded one of the secured promissory notes issued to the Company, of which $177,684 was used as part of the Company’s debt consolidation plan. During the year ended December 31, 2017, St. George funded the remaining secured promissory notes issued to the Company. During the six months ended June 30, 2018, the Company issued 33,244,681 shares of common stock upon the conversion of $175,120 of principal and $12,380 accrued and unpaid interest on the note. The shares were issued at approximately $0.00564 per share. The principal and interest balance of the note as of June 30, 2018, and December 31, 2017, was $138,125 and $313,244, respectively.

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

2017 Convertible Notes

On January 24, 2017, the Company completed the closing of a private placement financing transaction with Cerberus, pursuant to a Securities Purchase Agreement (the “Cerberus Purchase Agreement”). Pursuant to the Cerberus Purchase Agreement, Cerberus purchased an 8% Convertible Debenture (the “Cerberus Debenture”) in the aggregate principal amount of $63,000, and delivered on January 25, 2017, gross proceeds of $60,000 excluding transaction costs, fees, and expenses. During the three months ended March 31, 2017, the Company recorded a debt discount of $60,000 and recorded amortization expense of $10,833. As of March 31, 2018, the note was paid in full. Also, on January 24, 2017, the Company issued to Cerberus, a back-end note under the same terms and conditions, in the amount of $63,000. On June 30, 2017, the back-end note was funded upon receipt of $60,000, excluding transaction costs, fees, and expenses. During the six months ended June 30, 2018, the Company redeemed the back- end note. The principal balance of the back-end- note as of June 30, 2018, and December 31, 2017 was $-0- and $63,000, respectively. The Company recorded a repayment loss of $20,790 and is included in Loss on debt settlement for the six months ended June 30, 2018.

On February 1, 2017, the Company completed the closing of a private placement financing transaction with Power Up Lending Group, LTD (“Power Up”), pursuant to a Securities Purchase Agreement (the “Power Up Purchase Agreement”). Pursuant to the Power Up Purchase Agreement, Power Up purchased an 12% Convertible Debenture (the “Power Up Debenture”) in the aggregate principal amount of $140,000, and delivered on February 3, 2017 (the “Funding Date”), gross proceeds of $136,500 excluding transaction costs, fees, and expenses. Principal and interest on the Power Up Debentures is due and payable on November 5, 2017, and the Power Up Debenture is convertible into shares of the Company’s common stock beginning six months from the Funding Date, at a VCP. The VCP is calculated as the average of the three (3) lowest closing bid price during the ten (10) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. During the year ended December 31, 2017, the Company recorded a debt discount of $136,500 and during the year ended December 31, 2017, recorded amortization expense of $136,500. The Company may prepay the Power Up Debenture, subject to prior notice to the holder within an initial 30-day period after issuance, by paying an amount equal to 120% multiplied by the amount that the Company is prepaying. For each additional 30-day period the amount being prepaid is multiplied by an additional 5%, up to a maximum of 140% on the 180th day from issuance. Beginning on the 180th day after the issuance of the Debentures, the Company is not permitted to prepay the Debenture, so long as the Debenture is still outstanding, unless the Company and the holder agree otherwise in writing. On June 23, 2017, the Company accepted and agreed to Assignment Agreements (‘AA”), whereby, Power Up assigned $70,000 of their note to LG, and $70,000 of their note to Cerberus. As part of the AA, the Company agreed to pay Power Up $65,000. The Company issued an 8% Replacement Note to LG for $73,198 (the “First Power Up Replacement Note”), and an 8% Replacement Note to Cerberus for $73,198 (the “Second Power Up Replacement Note”) The First and Second Power Up Replacement Notes are due June 23, 2018 and are convertible into shares of the Company’s common stock at any time at the discretion of LG and Cerberus, respectively, at a VCP. The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. During the year ended December 31, 2017, the Company issued 12,721,391 shares of common stock upon the conversion of $73,198 of principal and $967 accrued and unpaid interest on the First Power Up Replacement Note. The shares were issued at approximately $0.00583 per share. The principal balance of the First Power Up Replacement Note as of December 31, 2017 was $-0-. During the six months ended June 30, 2018, the Company redeemed the back- end note, and recorded a loss of $24,155 and is included in Loss on debt settlement for the six months ended June 30, 2018. The principal balance of the Second Power Up Replacement Note as of June 30, 2018 and December 31, 2017 was $-0- and $73,199 respectively.

On February 24, 2017, the Company completed the closing of a private placement financing transaction with Cerberus, pursuant to a Securities Purchase Agreement (the “Cerberus Purchase Agreement”). Pursuant to the Cerberus Purchase Agreement, Cerberus purchased an 8% Convertible Debenture (the “Cerberus Debenture”) in the aggregate principal amount of $17,500, and delivered on February 27, 2017, gross proceeds of $16,000 excluding transaction costs, fees, and expenses. During the six months ended June 30, 2018, the Company redeemed the note. The principal and interest balance of the note as of June 30, 2018, and December 31, 2017 was $-0- and $17,500, respectively. Also, on February 24, 2017, the Company issued to Cerberus, a back-end note under the same terms and conditions, in the amount of $17,500. On December 7, 2017, the back-end note was funded upon receipt of $16,000, excluding transaction costs, fees, and expenses. During the six months ended June 30, 2018, the Company redeemed the back- end note. The principal balance of the back-end- note as of June 30, 2018 and December 31, 2017 was $-0- and $17,500, respectively. The Company recorded a repayment loss of $11,550 on the redemption of the debenture and back-end note and is included in Loss on debt settlement for the six months ended June 30, 2018.

On December 20, 2017, the Company entered into a Convertible Promissory Note ("St. George 2017 Notes") for $1,105,000 to St. George which includes a purchase price of $1,000,000 and transaction costs of $5,000 and OID interest of $100,000. On December 21, 2017, the Company received $200,000 and recorded $225,000 as convertible note payable, including $5,000 of transaction costs and $20,000 OID interest. St. George also issued to the Company four secured promissory notes, each in the amount of $200,000. All or any portion of the outstanding balance of the St. George 2017 Notes may be prepaid, without penalty, along with accrued but unpaid interest at any time prior to maturity. The Company has no obligation to pay St. George any amounts on the unfunded portion of the St. George 2017 Notes. The St. George 2017 Note bears interest at 10% per annum (increases to 22% per annum upon an event of default) and is convertible into shares of the Company’s common stock at St. George’s option at a price of $0.05 per share. On December 27, 2017, St. George funded $250,000 of the secured promissory notes issued to the Company, and the Company recorded $270,000 as convertible note payable, including $20,000 OID interest. $242,060 of the funding was used as part of the Company’s debt consolidation plan. During the year ended December 31, 2017, the Company recorded debt discounts of $450,000. As of June 30, 2018, and December 31, 2017, the unamortized note discounts were $443,363 and $529,068, respectively. During the six months ended June 30, 2018, St. George funded $350,000 of the secured promissory notes issued to the Company, of which $236,817 was used as part of the Company’s debt consolidation plan, and the Company recorded $390,000 as convertible note payable, including $40,000 OID interest. The principal and interest balance of the St George 2017 Note as of June 30, 2018 and December 31, 2017, was $926,037 and $495,926 respectively.

2018 Convertible Notes

On May 4, 2018, the Company completed the closing of a private placement financing transaction with Power Up Lending Group, LTD (“Power Up”), pursuant to a Securities Purchase Agreement (the “Power Up Purchase Agreement”). Pursuant to the Power Up Purchase Agreement, Power Up purchased an 12% Convertible Debenture (the “Power Up Debenture”) in the aggregate principal amount of $78,000, and delivered on May 11, 2018 (the “Funding Date”), gross proceeds of $75,000 excluding transaction costs, fees, and expenses. Principal and interest on the Power Up Debentures is due and payable on February 28, 2019, and the Power Up Debenture is convertible into shares of the Company’s common stock beginning six months from the Funding Date, at a VCP. The VCP is calculated as the average of the three (3) lowest closing bid price during the ten (10) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. The Company recorded a debt discount of $74,759 and during the six months ended June 30, 2018, recorded amortization expense of $12,783. As of June 30, 2018, the unamortized note discount was $61,976. The Company may prepay the Power Up Debenture, subject to prior notice to the holder within an initial 30-day period after issuance, by paying an amount equal to 120% multiplied by the amount that the Company is prepaying. For each additional 30-day period the amount being prepaid is multiplied by an additional 5%, up to a maximum of 140% on the 180th day from issuance. Beginning on the 180th day after the issuance of the Debentures, the Company is not permitted to prepay the Debenture, so long as the Debenture is still outstanding, unless the Company and the holder agree otherwise in writing. The Company recorded a debt discount of $74,759 and during the six months ended June 30, 2018, recorded amortization expense of $12,783. The principal and interest balance of the Power Up Note as of June 30, 2018, was $79,300.

On May 8, 2018, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with L2 Capital, LLC (“L2”) pursuant to which the Company issued and sold a promissory note to the Investor in the aggregate principal amount of up to $565,555 (the “Note”), which is convertible into shares of common stock of the Company, subject to the terms, conditions and limitations set forth in the Note. The Note accrues interest at a rate of 9% per annum. The aggregate principal amount of up to $565,555 consists of a prorated original issuance discount of up to $55,555 and a $10,000 credit to L2 for transactional expenses with net consideration to the Company of up to $500,000 which will be funded in tranches. The maturity date of each tranche funded shall be six (6) months from the effective date of each payment and is the date upon which the principal sum, as well as any accrued and unpaid interest and other fees for each tranche, shall be due and payable. L2 has the right at any time to convert all or any part of the funded portion of the Note into fully paid and non-assessable shares of common stock of the Company at the Conversion Price, which is equal to 58% multiplied by the lowest VWAP during the twenty-five (25) Trading Day period ending, in Holder’s sole discretion on each conversion, on either (i) the last complete Trading Day prior to the Conversion Date or (ii) the Conversion Date (subject to adjustment as provided in the Note), subject to the occurrence of any Event of Default (as defined therein) under the Note. In connection with the funding of the initial tranche $100,000 on May 23, 2018, the Company recorded $121,111 of the Note and also issued a common stock purchase warrant to L2 to purchase up to 6,968,411 shares of the Company’s common stock pursuant to the terms therein (the “L2 Warrant”) as a commitment fee. The Company recorded an initial derivative liability and derivative expense of $108,569 for the issuance of the warrant. The Company recorded a debt discount of $121,111 and during the six months ended June 30, 2018, recorded amortization expense of $26,846. As of June 30, 2018, the unamortized note discount is $94,265. At the time that each subsequent tranche under the Note is funded by L2 in cash, then on such funding date, the warrant shares shall immediately and automatically be increased by the quotient of 100% of the face value of the respective tranche and 110% of the VWAP of the common stock on the Trading Day immediately prior to the funding date of the respective tranche. The L2 Warrant is exercisable for a period of five (5) years from date of issuance. The L2 Warrant includes a cashless net exercise provision whereby L2 can elect to receive shares equal to the value of the L2 Warrant minus the fair market value of shares being surrendered to pay for the exercise. The principal and interest balance of the Note as of June 30, 2018, was $122,554.

On June 22, 2018, the Company completed the closing of a private placement financing transaction with Power Up, pursuant to a Securities Purchase Agreement (the “Power Up Purchase Agreement”). Pursuant to the Power Up Purchase Agreement, Power Up purchased an 12% Convertible Debenture (the “Power Up Debenture”) in the aggregate principal amount of $53,000, and delivered on June 27, 2018 (the “Funding Date”), gross proceeds of $50,000 excluding transaction costs, fees, and expenses. Principal and interest on the Power Up Debentures is due and payable on February 28, 2019, and the Power Up Debenture is convertible into shares of the Company’s common stock beginning six months from the Funding Date, at a VCP. The VCP is calculated as the average of the three (3) lowest closing bid price during the ten (10) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. The Company recorded a debt discount of $49,398 and during the six months ended June 30, 2018, recorded amortization expense of $508. As of June 30, 2018, the unamortized note discount was $48,890. The Company may prepay the Power Up Debenture, subject to prior notice to the holder within an initial 30-day period after issuance, by paying an amount equal to 120% multiplied by the amount that the Company is prepaying. For each additional 30-day period the amount being prepaid is multiplied by an additional 5%, up to a maximum of 140% on the 180th day from issuance. Beginning on the 180th day after the issuance of the Debentures, the Company is not permitted to prepay the Debenture, so long as the Debenture is still outstanding, unless the Company and the holder agree otherwise in writing. The principal and interest balance of the Power Up Note as of June 30, 2018, was $53,053.

The Company determined that the conversion feature of the 2017 and 2018 Convertible Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the 2017 Convertible Notes were not considered to be conventional debt under ASC 815-40 (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock) and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments being recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The embedded feature included in the 2017 Convertible Notes that were funded in 2018, and the 2018 Convertible Notes resulted in an initial debt discount of $635,268, an initial derivative liability expense of $117,276 and an initial derivative liability of $752,904. During the six months ended June 30, 2018, the Company recorded amortization expense on the debt discounts of $395,264, and there remains $734,198 of unamortized debt discount as of June 30, 2018.

Convertible Note Conversions

During the six months ended June 30, 2018, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
2/12/18	$69,221	$5,779	$75,000	$0.00564	13,297,872	St Georges
3/27/18	$47,061	$2,939	$50,000	$0.00564	8,865,248	St Georges
4/23/18	$26,234	$1,266	$27,500	$0.00564	4,875,887	St Georges
6/11/18	$32,604	$2,396	$35,000	$0.00564	6,205,674	St Georges
	$175,120	$12,380	$187,500		33,244,681

A summary of the convertible notes payable balance as of June 30, 2018, and December 31, 2017, is as follows:

	2018	2017
Beginning Principal Balance	$979,443	826,480
Convertible notes-newly issued	642,111	1,813,210
Conversion of convertible notes (principal)	(175,120)	(1,350,247)
Principal payments	(171,199)	(310,000)
Unamortized discount	(734,198)	(494,193)
Ending Principal Balance, net	$541,037	485,260

The Company recorded a loss on debt settlement of $58,759 on the redemption of convertible notes for the six months ended June 30, 2018.

Note 9 - Derivative liabilities

As of June 30, 2018, the Company revalued the embedded conversion feature of the Convertible Notes, and warrants (see note 11). The fair values were calculated based on the Monte Carlo simulation method consistent with the terms of the related debt.

A summary of the derivative liability balance as of June 30, 2018, is as follows:

	Notes	Warrants	Total
Beginning Balance	$3,608,345	$1,808,485	$5,416,830
Initial Derivative Liability	752,904	108,569	861,473
Fair Value Change	(1,935,286)	(1,181,204)	(3,116,490)
Derivative Settlement	(743,149)	(79,960)	(823,109)
Ending Balance	$1,682,814	$655,890	$2,338,704

The credit to derivative expense for the six months ended June 30, 2018, of $2,890,388 is comprised of the initial derivative expense of $226,205 resulting from the issuances of new convertible notes and warrants in the period and the fair value change decreasing the liability and expense by $3,116,490. For the six months ended June 30, 2017, there was derivative expense of $503,327, comprised of $661,271 of initial derivative expense resulting form new convertible notes issued during the six months ended June 30, 2017, and the change, decreasing the liability and expense by $157,943.

The fair value at the commitment date for the 2018 Convertible Notes and the re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2018:

	Commitment date	Remeasurement date
Expected dividends	-0-	-0-
Expected volatility	147%-178%	148%-162%
Expected term	6-14 months	6-12 months
Risk free interest	1.83%-2.16%	2.06%-2.17%

On May 23, 2018, the Company issued a warrant to purchase 6,968,411 shares of common stock (see Norte 8) and valued the warrant at $108,569. As of June 30, 2018, the Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted. The Company valued the embedded derivatives within the warrants using the Black-Scholes valuation model.   The fair value for Warrants as of the issue date and measurement date were based upon the following management assumptions:

	Commitment date	Remeasurement date
Expected dividends	-0-	-0-
Expected volatility	198%	198%-208%
Expected term	5 years	3.3-4.9 years
Risk free interest	2.78%	2.78%-3.0%

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

For the three and six months ended June 30, 2018 and 2017, the Company recorded expenses to the CEO of $37,600 and $79,292, respectively, and $37,500 and $75,000 for the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2018, $7,500 and $15,000, respectively, is included in cost of sales and $30,100 and $64,892, respectively, is included in Management Fees in the condensed consolidated statements of operations, included herein. As of June 30, 2018, and December 31, 2017, the Company owed the CEO $-0- and $7,715, respectively, and is included in due to related party on the Company’s consolidated balance sheet. On January 30, 2017, the Company issued 10,000,000 shares of common stock to the Company’s CEO. The shares were issued for services performed as the sole Officer and director of the Company since November 2014. The shares were valued at $301,000 ($0.0301 per share, the market price of the common stock on the grant date) and are included in Management Fees for the six months ended June 30, 2017, in the consolidated statements of operations, included herein.

On October 5, 2017, the Company agreed to lease from the Company’s CEO, a "420 Style" resort and estate property approximately one hour outside of Quebec City, Canada. The fifteen-acre estate consists of nine (9) unique guest suites, horse stables, and is within walking distance to a public golf course. A separate structure will serve as a small grow facility run by patient employees and caretakers on the property which may be toured by guests of the facility. Pursuant to the agreement, the Company will pay $8,000 per month in exchange for the Company being entitled to all rents and income generated from the property. For the three and six months ended June 30, 2018, the Company paid and recorded $32,000 and $48,000, respectively, of expense, included in leased property expense, related party in the condensed consolidated statements of operations, included herein. The Company will be responsible for all costs of the property, including, but not limited to, renovations, repairs and maintenance, insurance and utilities. For the three and six months ended June 30, 2018, the Company has incurred $74,500 and $99,500, respectively, of renovation expense. On August 8, 2017, the Company issued 5,000,000 shares of common stock to the seller. The Company valued the shares at $0.0123 per share (the market price of the common stock) and has included $61,500 in stock- based compensation expense for the year ended December 31, 2017. The Company has since paid in excess of $50,000 towards renovations. Mr. Johnston will now retain the shares under an amended agreement in exchange for legal fees, tax and license applications and as a financial custodian over the renovation account as a Canadian citizen. The 5,000,000 shares will be in exchange for twelve months of services.

For the three and six months ended June 30, 2018, the Company expensed $18,000 and $36,000, respectively, to the wife of the Company’s CEO for administrative fees, and $12,000 and $24,000 for the three and six months ended June 30, 2017, respectively. The Company also paid Mrs. Friedman $15,000 and $25,000 for the three and six months ended June 30, 2018, respectively, for developing and managing the Company’s websites and social media accounts.

For the three and six months ended June 30, 2018, the Company paid $14,000 and $19,000, respectively, and $10,500 and $23,000 for the three and six months ended June 30, 2017, respectively, for investor relations services to a company controlled by our CEO.

Note 11 – Common and Preferred Stock

Common Stock

2018 Issuances

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
2/12/18	$69221	$5,779	$75,000	$0.00564	13,297,872	St Georges
3/27/18	$47,061	$2,939	$50,000	$0.00564	8,865,248	St Georges
4/23/18	$26,234	$1,266	$27,500	$0.00564	4,875,887	St Georges
6/11/18	$32,604	$2,396	$35,000	$0.00564	6,205,674	St Georges
	$175,120	$12,380	$187,500		33,244,681

In addition to the above, during the six months ended June 30, 2018, the Company:

On February 26, 2018, the Company agreed to issue 5,000,000 shares of common stock to Dr. Stephen Holt, for his appointment to the advisory board. The Company recorded an expense of $97,500 (based on the market price of the Company’s common stock of $0.0195 per share) and is included in professional and consulting fees in the condensed consolidated statements of operations for the six months ended June 30, 2018.

On June 21, 2018, the Company filed Amended Articles of Incorporation with the State of Delaware increasing the authorized shares of common stock to 1,250,000,000 shares.

On June 25, 2018, the Company issued 1,700,000 shares to Mr. Friedman. The Company recorded an expense of $22,950 (based on the market price of the Company’s common stock of $0.0135 per share) for 1,700,000 shares and is included in management fees in the condensed consolidated statements of operations for the three and six months ended June 30, 2018.

During the six months ended June 30, 2018, issued 30,551,579 shares of common stock to St. George pursuant to Notices of Exercise of Warrant received. The shares were issued based upon the cashless exercise provision of the warrant. The Company recorded the shares at their par value of $0.0001, with the offset to additional-paid-in-capital.

Common stock to be issued

During the six months ended June 30, 2018, the Company reduced the shares of common stock to be issued previously recorded in fiscal year ended December 31, 2017, by 23,202,587 shares. The adjustment was a result of the terms of the SPA, whereby the purchase price of the common stock to be issued is based on 90% of the closing share price 6 months after the SPA. St. George and the Company have agreed to amend the SPA, whereby, the purchase price is 90% of the closing price of the common stock, the day preceding any SPA. During the six months ended June 30, 2018, the Company received $340,000, pursuant to Stock Purchase Agreements (the “SPA”) with St. George to buy 15,515,543 shares of common stock. As of June 30, 2018, and December 31, 2017, shares of common stock to be issued are 44,887,291 and 52,574,335, respectively.

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

The Series B Preferred Stock has the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future. The Series B Preferred Stock has a right to vote on all matters presented or submitted to the Company’s stockholders for approval in pari passu with the common stockholders, and not as a separate class. The holders of Series B Preferred Stock have the right to cast votes for each share of Series B Preferred Stock held of record on all matters submitted to a vote of common stockholders, including the election of directors. There is no right to cumulative voting in the election of directors. The holders of Series B Preferred Stock vote together with all other classes and series of common stock of the Company as a single class on all actions to be taken by the common stockholders except to the extent that voting as a separate class or series is required by law. As of June 30, 2018, and December 31, 2017, there were 1,000 shares of Class B Preferred Stock outstanding.

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

On October 31, 2016, the Company granted (Warrant #1) to St. George the right to purchase at any time on or after November 10, 2016 (the “Issue Date”) until the date which is the last calendar day of the month in which the fifth anniversary of the Issue Date occurs (the “Expiration Date”), a number of fully paid and non-assessable shares (the “Warrant Shares”) of Company’s common stock, equal to $57,500 divided by the Market Price (defined below) as of the Issue Date, as such number may be adjusted from time to time pursuant to the terms and conditions of Warrant #1 to Purchase Shares of Common Stock. The Market Price is equal to the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding the applicable date of exercise, multiplied by sixty percent (60%). The exercise price is the lower of $0.05 and is subject to price adjustments pursuant to the agreement and includes a cashless exercise provision. The Company also issued Warrant #’s 2-9, with each warrant only effective upon St. George funding of the secured notes they issued to the Company. Warrant #’s 2-9 give St. George the right to purchase Warrant Shares equal to $27,500 divided by the Market Price on the funded date. On December 14, 2016, the Company received a payment of $50,000, and accordingly, Warrant #2 became effective. During the year ended December 31, 2017, the Company received the funding on the remaining notes and Warrant #’s 3-9 became effective. During the six months ended June 30, 2018, the company issued 30,551,579 shares of common stock to St. George pursuant to Notices of Exercise of 3,253,595 Warrants received. The shares were issued based upon the cashless exercise provision of the warrant.

The following table summarizes the activity related to warrants of the Company for the six months ended June 30, 2018, and the year ended December 31, 2017:

	Number of Warrants	Weighted-Average Exercise Price per share	Weighted-Average Remaining Life (Years)
Outstanding and exercisable at December 31, 2016	17,926,130	$0.0811	4.88
Warrant issued	40,573,870	0.00564	—
Warrants exercised	(9,364,108)	0.00564	—
Outstanding and exercisable at December 31, 2017	49,135,892	0.00654	4.17
Warrants issued	6,968,411	0,0176	5.0
Warrants expired	(1,000,000)	0.05
Warrants exercised	(3,253,595)	0.00564	—
Outstanding and exercisable June 30, 2018	51,850,708	$0.0068	3.55

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

No provision for federal income taxes has been recorded due to the available net operating loss carry forwards of approximately $8,924,563 will expire in various years through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes.  The components of these differences are as follows at June 30, 2018 and December 31, 2017:

	2018	2017

Net tax loss carry-forwards	$8,924,563	$7,878,733
Statutory rate	21.0%	37.6%
Expected tax recovery	1,874,158	2,962,404
Change in valuation allowance	(1,874,158)	(2,962,404)
Income tax provision	$—	$—

Components of deferred tax asset:
Non capital tax loss carry forwards	$1,874,158	$2,962,404
Less: valuation allowance	(1,874,158)	(2,962,404)
Net deferred tax asset	$—	$—

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

In January 2017, the Company signed a five (5) year lease, beginning February 1, 2017, for approximately 6,000 square feet of office space, comprised of two floors, in San Juan, Puerto Rico. Pursuant to the lease, the Company will pay $3,000 per month for the third floor of the building for the first year of the lease. The rent will increase 3% per year on February beginning in 2018 and an additional 3% per year on each successive February 1, during the term of the lease. The landlord agreed that the month of February 2017, the rent was $1,500. The rent for second floor of the building will be $2,000 per month during the term of the lease and the Company does not have any rent payments for the first three months of the lease (February 2017 through April 2017). Through September 30, 2017, the Company calculated the total amount of the rent for the term lease and recorded straight line rent expense of $45,417 and had made payments of $20,516. As of June 30, 2018, the Company has a balance of $24,916 in deferred rent which is included in the consolidated balance sheet. The leases for the second and third floor were cancelled in September 2017 as a result of Hurricane Irma.

Rent expense was $4,057 and $13,110 for the three and six months ended June 30, 2018, and $36,387 and $58,066 for the three and six months ended June 30, 2017, respectively.

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

On July 11, 2014, the Company signed a ten-year lease agreement for an additional 40 acres in Pueblo, Colorado. The lease requires monthly rent payments of $10,000 during the first year and is subject to a 2% annual increase over the life of the lease. The lease also provides rights to 50 acres of certain tenant water rights for $50,000 annually plus cost of approximately $2,400 annually. The Company paid the $50,000 in July 2014, and has not used the property and any water and has not paid for any water rights after September 30, 2015. The Company has not recorded any expense for the three and six months ended June 30, 2018, and 2017. The Company is currently in default of the lease agreement, as rents have not been paid since February 2015.

Agreements

On April 5, 2017, the Company executed a five (5) year operational and exclusive licensing agreement with a third party who leases a 15,000-sq. ft. approved cultivation facility located in San Juan, Puerto Rico. The Company will be the exclusive funding source, and supervise all infrastructure buildout, equipment lease/finance, security systems and personnel and provide access of seasoned Colorado and California cultivation crews to ensure the facility meets all standard operating procedures as set forth by the Department Of Health of Puerto Rico. Under the agreement, the Company receives $12,000 a month in consulting fees, licensing fees on all vaporizer and edible sales, equipment and lighting rental and financing fees along with equity interest in the property. As of June 30, 2018, and December 31, 2017, the Company has invested $170,000 and $110,000, respectively.

On August 7, 2017, the Company signed a LOI with Green Acres, whereby in consideration of consulting fees, licensing fees on all vaporizer and edible brands, equipment and lighting rental and financing fees, the Company will provide up to $250,000 of working capital and potentially, up to $3,500,000 for the buyout of Green Acres existing mortgage on their Washington State facility. As of June 30, 2018, and December 31, 2017, the Company has invested $115,000 and $100,000, respectively.

On October 5, 2017, the Company agreed to lease from the Company’s CEO, a "420 Style" resort and estate property approximately one hour outside of Quebec City, Canada. The fifteen-acre estate consists of nine (9) guest suites, horse stables, and is within walking distance to a public golf course. A separate structure will serve as a small grow facility run by patient employees and caretakers on the property which may be toured by guests of the facility. Pursuant to the agreement, the Company will pay $8,000 per month in exchange for the Company being entitled to all rents and income generated from the property. For the three and six months ended June 30, 2018, the Company paid and recorded $32,000 and $48,000, respectively, of expense, included in leased property expense, related party in the condensed consolidated statements of operations, included herein. The Company will be responsible for all costs of the property, including, but not limited to, renovations, repairs and maintenance, insurance and utilities. For the three and six months ended June 30, 2018, the Company has incurred $74,500 and $99,500, respectively, of renovation expense.

Legal & Other

On March 2, 2015, the Company, the Company’s CEO and the Company’s CFO at the time were named in a civil complaint filed by Erick Rodriguez in the District Court in Clark County, Nevada (the “DCCC”). The complaint alleges that Mr. Rodriguez never received 250,000 shares of Series B preferred stock that were initially approved by the Board of Directors in 2012, subject to the completion of a merger of a company controlled by Mr. Rodriguez. Since the merger was never completed, the shares were never certificated to Mr. Rodriguez. On March 21, 2017, the DCC agreed to Set Aside the Entry of Default against the Defendants. Mr. Rodriguez resigned in June 2013.  On April 12, 2018, an Arbitrator issued a final award to Rodriguez in the amount of $399,291. The Company and the Company’s counsel believe the Arbitrator denied a number of detailed objections to the award, which cited clear mistakes as to Nevada law and to the facts. The Company has retained a Nevada attorney who is an expert in fighting attempts to convert arbitration awards into judgments in Nevada courts, to work with our arbitration counsel. On May 3, 2018, the Arbitrator issued an amended final award of $631,537, inclusive of interest and legal fees. The Company recorded a loss of $232,246 on the legal matter, included in other expenses for the six months ended June 30, 2018. The Company recorded a loss on legal matter, included in other expenses for the year ended December 31, 2017. On September 13, 2018, the motion to vacate the award was denied. The case at the District Court level brought up many unique issues for Nevada. The Company feels confident that we can resolve the case and decision within the Nevada Supreme Court and appellate process.

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

Note 14 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2018, the Company had an accumulated deficit of $24,375,206 and working capital deficit of $4,112,626, inclusive of a derivative liability of $2,338,704. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 15 – Subsequent Events

On July 5, 2018, as part of the Company’s debt consolidation plan the Company accepted and agreed to a Note Purchase Agreement (the “NPA”), whereby, St George assigned $174,374.72 of principal and interest of their St George 2016 Note (See Note 8) and $927,323.67 of principal and interest on their St George 2017 Note (see Note 8) to L2. The Company issued an 10% Replacement Promissory Note (the “RPN”) to L2 for $1,101,698. The RPN is due January 5, 2019, and is convertible into shares of the Company’s common stock at any time at the discretion of L2 at a conversion price equal to the lowest trading price during the twenty-five (25) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount.

On July 9, 2018, the Company received $50,000 from L2 from their May 8, 2018 Note. The Company increased the convertible note balance due to L2 by 55,555 to include the pro rata portion of the OID.

From July 1, 2018 through the date of this report, the Company issued 15,500,000 shares of common stock upon the conversion of $80,102 of principal and $9,218 of accrued interest.

On July 19, 2018, the Company issued 4,900,000 shares of common stock to St. George pursuant to a Notice of Exercise of Warrant received. The shares were issued based upon the cashless exercise provision of the warrant.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three and six months ended June 30, 2018 and 2017.

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

Results of Operations

For the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017

Revenues

Revenues for the three and six months ended June 30, 2018, were $208 and $228, respectively, compared to $24,000 for the three and six months ended June 30, 2017.

Cost of Sales

For the three and six months ended June 30, 2018, cost of sales of $7,604 and $15,112 is comprised of consulting fees, including an allocation of $7,500, or twenty (20%) percent of the Company’s CEO fees.

Operating Expenses

Operating expenses were $404,298 and $864,465, respectively, for the three and six months ended June 30, 2018, compared to $244,114 and $891,051 for the three and six months ended June 30, 2017, respectively. The expenses were comprised of:

	Three months ended June 30,		Six months ended June 30,
Description	2018	2017	2018	2017
Administration and management fees	$52,915	$54,300	$109,307	$107,000
Stock compensation expense, management	22,950	—	22,950	300,000
Stock compensation expense, other	—	—	97,500	166,831
Travel	56,889	22,564	83,443	40,803
Advertising and marketing	15,039	9,100	59,739	13,048
Gain on recapture of reserve on land	—	—	—	(47,502)
Professional and consulting fees	78,598	86,549	221,674	190,704
Rent and occupancy costs	4,057	36,387	13,110	58,066
Leased property for sublease	149,556	9,561	198,066	19,122
General and other administrative	24,294	25,653	58,226	42,979
Total	$404,298	$244,114	$864,465	$891,051

Administrative and management fees were comprised of:

	Three months ended June 30,		Six months ended June 30,
Description	2018	2017	2018	2017
CEO	$30,100	$37,500	$64,892	$75,000
Staff	22,815	16,800	44,415	32,000
Total	$52,915	$54,300	$109,037	$107,000

Administration and management fees include $30,100 and $64,892 expensed as fees for our CEO for the three and six months ended June 30, 2018, respectively, and $37,500 and $75,000 for the three and six months ended June 30, 2017, respectively. Also included were fees paid for administration services of $22,815 ($18,000 related party) and $44,415 ($36,000 related party) for the three and six months ended June 30, 2018, respectively, compared to $16,800 ($12,000 related party) and $32,000 ($24,000 related party) for the three and six months ended June 30, 2017, respectively. The related party expenses were fees paid to Mrs. Friedman. The Company has agreed to compensation of $12,500 per month for the Company’s CEO and estimates that administration fees will be approximately $7,600 per month at this time.

For the three and six months ended June 30, 2018, stock compensation expense management of $22,950 was recorded as on June 25, 2018, the Company issued 1,700,000 shares to Mr. Friedman. The Company recorded an expense of $22,950 (based on the market price of the Company’s common stock of $0.0135 per share) for 1,700,000 shares and is included in management fees in the condensed consolidated statements of operations for the three and six months ended June 30, 2018.

For six months ended June 30, 2017, stock compensation expense, management of $300,000, comprised of the Company issuing 10,000,000 shares of common stock to the Company’s CEO. The shares were issued for services performed as the sole Officer and director of the Company since November 2014. The Company valued the shares at $0.03 per share (the market price of the common stock) and recorded stock compensation expense, management, of $300,000 and is included in management fees in the condensed consolidated statements of operations for the three and six months ended June 30, 2018.

Advertising and marketing fees included $15,000 and $25,000 for the three and six months ended June 30, 2018, respectively, were related party expenses for fees paid to Mrs. Friedman for developing and managing the Company’s websites and social media accounts.

Stock compensation expense, other (included in professional and consulting fees) for the six months ended June 30, 2018, was a result of 5,000,000 shares of common stock issued to Dr. Stephen Holt, for his appointment to the advisory board. The Company recorded an expense of $97,500 (based on the market price of the Company’s common stock of $0.0195 per share). Stock compensation expense, other (included in professional and consulting fees) was $166,831 for the six months ended June 30, 2017, and were comprised of:

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

Professional and consulting fees (excluding stock compensation expense, other) was $78,598 and $222,125 for the three and six months ended June 30, 2018, respectively, compared to $86,549 and $190,704 for the three and six months ended June 30, 2017, respectively, and is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Legal fees	$19,759	$25,849	$54,640	$72,004
Consulting	4,200	—	75,700	16,000
Accounting and audit fees	33,000	15,050	43,500	45,000
Investor relations	7,639	34,700	29,285	34,700
Investor relations, related party	14,000	10,500	19,000	23,000
Total	$78,598	$86,549	$222,125	$190,704

Rent and occupancy costs were $4,007 and $13,110 for the three and six months ended June 30, 2018, respectively, compared to $36,387 and $58,066 for the three and six months ended June 30, 2017, respectively. The decreases were primarily due to the 2017 periods included

•	a five (5) year lease, beginning February 1, 2107, for approximately 6,000 square feet of office space, comprised of two floors, in San Juan, Puerto Rico. Pursuant to the lease, the Company was to pay $3,000 per month for one floor for the first year of the lease. The rent will increase 3% per year on February beginning in 2018 and an additional 3% per year on each successive February 1, during the term of the lease. The landlord agreed that for the month of February 2017, the rent was $1,500. The rent for the other floor will be $2,000 per month during the term of the lease and the Company does not have any rent payments for the first three months of the lease (February 2017 through April 2017). The Company is straight lining the total lease payments over the term of the lease and for the three and six months ended June 30, 2017 has included $17,031 and $2,385 of rent expense. There was no rent expense recorded for these leases for the three and six months ended June 30, 2018.

•	In December 2016, the Company signed a one- year lease for office space in San Juan, Puerto Rico. The lease requires monthly base rent of $800 for the months of December 2016 through February 2017, and $900 per month for the months of March 2017 through November 2017. Effective May 15, 2017, the Company terminated this lease. For the three months and six months ended June 30, 2017 the Company has included $1,335 and $4,119, respectively, of rent expense related to this lease. There was no rent expense recorded for these leases for the three and six months ended June 30, 2018.

•	On December 1, 2016, the Company signed a one (1) year lease for a corporate apartment in Puerto Rico for $5,500 per month. For the three months and six months ended June 30, 2017, the Company has included $16,500 and $22,000, respectively, of rent expense related to this lease. There was no rent expense recorded for these leases for the three and six months ended June 30, 2018.

Leased property available for sub-lease and property maintenance costs were $149,557 ($32,000 related) and $198,065 ($48,000 related) for the three and six months ended June 30, 2018, respectively, compared to $9,561 and $19,122 for the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2018, the Company made lease payments of $32,000 and $48,000 for their lease with the Company’s CEO for, the "420 Style" resort and estate property approximately one hour outside of Quebec City, Canada. The 2017 costs were comprised of leased real estate. On April 28, 2014, the Company executed a 10- year lease agreement for 20 acres of an agricultural farming facility located in South Florida. The Company has recorded $9,561 and $19,122, respectively of expense for the three and six months ended June 30, 2017. The Company is currently in default of the lease agreement, as rents have not been paid for the second year of the lease beginning May 2015.

General and other administrative costs for the three and six months ended June 30, 2018, were $24,295 and $58,225, respectively, compared to $31,305 and $50,579 for the three and six months ended June 30, 2017, respectively. The costs are comprised of public company expenses (including transfer agent fees, filing fees, press releases and other) and general office expenses. Included in the costs are related party expenses of $14,000 and $19,000 for the three and six months ended June 30, 2018, respectively, and $10,500 and $23,000 for the three and six months ended June 30, 2017, respectively, for fees paid for investor relations to a company controlled by our CEO.

Other Income (Expense), Net

Other expense for the three months ended June 30, 2018 was $255,509 and other income for the six months ended June 30, 2018, was $2,082,220, compared to other expenses of $1,060,270 and $1,175,334 for the three and six months ended June 30, 2017, respectively. Other expense for the three months ended June 30, 2018, included interest expense of $288,653 and a decrease in the fair value of derivatives of $33,144. Other income for the six months ended June 30, 2018, included a decrease in the fair value of derivatives of $2,890,388, partially offset by interest expense of $517,163, the loss on debt settlement of $58,759 and a loss on legal matter of $232,246. Other expense for the three and six months ended June 30, 2017, included the increase on the fair value of derivatives of $721,505 and $503,327, respectively and interest expense of $338,765 and $672,007, respectively.

A summary of interest expense for each of the periods is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest on face value of all notes	$29,397	$14,983	$54,284	$36,146
Additional true up interest	—	16,094	—	16,094
Amortization of note discount	211,813	218,268	395,263	508,247
Prepayment fee	—	65,000	—	65,000
Amortization of deferred financing fees	47,111	24,420	67,111	46,520
Other	332	—	505	—
Total	$288,653	$338,765	$517,163	$672,007

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2018, we had cash and cash equivalents of $74,181, a decrease of $230,708, from $304,889 as of December 31, 2017. At June 30, 2018, we had current liabilities of $4,284,430 (including $2,338,704 of non-cash derivative liabilities) compared to current assets of $171,804 which resulted in working capital deficit of $4,112,626. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities and notes payable.

Operating Activities

For the six months ended June 30, 2018, net cash used in operating activities was $835,969 compared to $525,526 for the six months ended June 30, 2017.

The Company had net income for the six months ended June 30, 2018 of $1,202,871 primarily attributable to a gain of $3,116,490 in the change of the fair value of derivative liabilities, partially offset by non-cash expenses of stock- based compensation of $120,450, the initial derivative liability expense of $226,205 on new convertible notes and warrants issued and the amortization of discounts and financing fees on convertible notes of $463,275, loss on debt settlement of $58,759 and loss on legal matter of $232,246.

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

Investing Activities

During the six months ended June 30, 2018, net cash used in investing activities was $101,681 compared to $118,788 for the six months ended June 30, 2017. For the period ending June 30, 2018, the Company purchased furniture and equipment of $26,681 and also expended $75,000 to increase the investment in note receivables related to two separate five- year exclusive licensing and operation agreements. During the six months ended June 30, 2017, net cash used in investing activities was $118,788. The 2017 period was the result of the Company investing $50,000 pursuant to the operational and licensing agreement between the Company and a third party, paying $41,554 as part of the purchase price to acquire 80 acres in Pueblo Colorado, $17,375 of equipment and $9,859 in furniture and equipment for the Puerto Rico offices.

Financing Activities

Net cash provided by financing activities was $706,942 and $690,480 for the six months ended June 30, 2018 and 2017, respectively. The 2018 activity was comprised of proceeds received related to the issuance of convertible promissory notes of $575,000 and $340,000 related to Stock Purchase Agreements with St. George. The Company also made payments of $178,058 of principal and accrued interest on convertible promissory notes and $30,000 on notes payable. The 2017 activity was primarily a result of proceeds from the issuance of convertible promissory notes of $707,980 and payments of $17,500 made on a note payable.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit at June 30, 2018, and net cash used in operating activities for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

The condensed consolidated unaudited financial statements of the Company include the consolidated accounts of Agritek and its wholly owned subsidiaries AVHI, Prohibition Products, Inc. (“PPI”) and The American Hemp Trading Company, Inc. a Colorado corporation (dba 77 Acres, Inc). PPI, a Florida corporation, was originally formed on July 1, 2013 as The American Hemp Trading Company, Inc. (HempFL), a Florida corporation and on August 27, 2014, HempFL changed its name to PPI. All intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectibility is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of June 30, 2018, and December 31, 2017, based on the above criteria, the Company has a full allowance for doubtful accounts of $43,408.

Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow- moving inventory is made based on management analysis or inventory levels and future sales forecasts.

Notes receivable

As of June 30, 2018, the Company has recorded notes receivable the following:

•

$170,000 pursuant to a five (5) year operational and exclusive licensing agreement with a third party who leases a 15,000-sq. ft. approved cultivation facility located in San Juan, Puerto Rico (see Note 10).

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of June 30, 2018, there were warrants and options to purchase 51,850,868 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 168,947,733 shares of common stock. These amounts are included in the computation of income per share because their impact is dilutive.

Accounting for Stock-Based Compensation

The Company accounts for stock awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Stock awards granted to non-employees are valued at their respective measurement dates based on the trading price of the Company’s common stock and recognized as expense during the period in which services are provided. For the three and six months ended June 30, 2018, the Company recorded stock- based compensation of $22,950 and $120,450, respectively (See Note 9), and $466,831 for the six months ended June 30, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective as of June 30, 2018 due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On March 2, 2015, the Company, the Company’s CEO and the Company’s CFO at the time were named in a civil complaint filed by Erick Rodriguez in the District Court in Clark County, Nevada (the “DCCC”). The complaint alleges that Mr. Rodriguez never received 250,000 shares of Series B preferred stock that were initially approved by the Board of Directors in 2012, subject to the completion of a merger of a company controlled by Mr. Rodriguez. Since the merger was never completed, the shares were never certificated to Mr. Rodriguez. On March 21, 2017, the DCC agreed to Set Aside the Entry of Default against the Defendants. Mr. Rodriguez resigned in June 2013.  On April 12, 2018, an Arbitrator issued a final award to Rodriguez in the amount of $399,291. The Company and the Company’s counsel believe the Arbitrator denied a number of detailed objections to the award, which cited clear mistakes as to Nevada law and to the facts. The Company has retained a Nevada attorney who is an expert in fighting attempts to convert arbitration awards into judgments in Nevada courts, to work with our arbitration counsel. The Company recorded a loss on legal matter, included in other expenses for the year ended December 31, 2017. On May 3, 2018, the Arbitrator issued an amended final award of $631,537, inclusive of interest and legal fees. The Company recorded a loss of $232,246 on the legal matter, included in other expenses for the six months ended June 30, 2018. On September 13, 2018, the motion to vacate the award was denied. The Company feels confident that the case can be resolved within the Nevada Supreme Court and appellate process.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2018, the Company issued the following shares of common stock upon the conversions of portions of the convertible notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
4/23/18	$26,234	$1,266	$27,500	$0.00564	4,875,887	St Georges
6/11/18	$32,604	$2,396	$35,000	$0.00564	6,205,674	St Georges
	$58,838	$3,662	$62,500		11,081,561

In addition to the above, during the three months ended June 30, 2018, the Company:

On May 30, 2018, issued 2,000,000 shares of common stock to St. George pursuant to Notices of Exercise of Warrant received. The shares were issued based upon the cashless exercise provision of the warrant.

On June 25, 2018, the Company issued 1,700,000 shares of restricted common stock to Mr. Friedman, the Company’s CEO. The shares were valued at $22,950 or $0.0135 per share (the market price of the common stock), and are included in management fees for the three and six months ended June 30, 2018.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Convertible Debenture Proceeds

On April 30, 2018, St. George funded $75,000, of the secured promissory notes issued to the Company, and the Company recorded $95,000 as convertible note payable, including $20,000 OID interest.

On May 11, 2018, the Company received proceeds of $75,000 from Power Up, pursuant to a convertible promissory note issued on May 4, 2018, in the amount of $78,000. The proceeds received were after disbursements of lender’s legal fees.

On May 22, 2018, the Company received proceeds of $100,000 from L2 Capital, pursuant to a convertible promissory note issued on May 8, 2018, in the amount of $121,111. The proceeds received were after disbursements of lender’s legal fees and an original issue discount.

On June 27, 2018, the Company received proceeds of $50,000 from Power Up, pursuant to a convertible promissory note issued on June 22, 2018, in the amount of $53,000. The proceeds received were after disbursements of lender’s legal 3

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

10.45	Securities Purchase Agreement dated April 24, 2017 by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD.
10.46	Convertible Redeemable Note dated April 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD. Convertible Redeemable Note Back End dated April 24, 2017, by and between Agritek Holdings, Inc. and Cerberus Finance Group LTD.
10.47	Securities Purchase Agreement, dated May 8, 2018, by and between the Company and Investor (Incorporated herein by reference to Exhibit 10.1 as filed on Form 8-K with the SEC on May 30, 2018).
10.48	Promissory Note, dated May, 2018, by and between the Company and Investor (Incorporated herein by reference to Exhibit 10.2 as filed on Form 8-K with the SEC on May 30, 2018).
10.49	Common Stock Purchase Warrant, dated May 8, 2018, by and between the Company and Investor (Incorporated herein by reference to Exhibit 10.3 as filed on Form 8-K with the SEC on May 30, 2018).
10.50*	Convertible Promissory Note dated May 4 2018, by and between Agritek Holdings, Inc. and Power Up Lending Group, LTD..
10.51*	Securities Purchase Agreement dated May 4, , 2018, by and between Agritek Holdings, Inc. and Power Up Lending Group, LTD.
10.52*	Convertible Promissory Note dated June 22, 2018, by and between Agritek Holdings, Inc. and Power Up Lending Group, LTD..
10.53*	Securities Purchase Agreement dated June 22, 2018, by and between Agritek Holdings, Inc. and Power Up Lending Group, LTD.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 14, 2018

AGRITEK HOLDINGS, INC.

By:   /s/ B. Michael Friedman

B. Michael Friedman

Chief Executive Officer (principal executive, principal financial and accounting officer)

34