Form 10-K
period 2018-12-31
AGRITEK HOLDINGS, INC.
filed 2019-05-03
CIK 1040850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑ Emerging growth company ☑

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $16,995,794 on June 30, 2018.

The number of shares outstanding of the registrant’s $0.0001 par value Common Stock as of May 3, 2019, was 6,538,578.

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

Description of Business

Our corporate headquarters is located at 777 Brickell Avenue Suite 500, Miami, Fl. 33131 and our telephone number is (305) 721.2727. Our website addresses are as follows: www.agritekholdings.com. No information available on or through our websites shall be deemed to be incorporated into this Annual Report on Form 10-K. Our common stock, par value $0.0001 (the “Common Stock”), is quoted on the OTC Markets Group, Inc.’s OTC Pink Sheets tier under the symbol “AGTK.”

Agritek Holdings Inc. (“the Company” or “Agritek Holdings”) is a fully integrated, active investor and operator in the legal cannabis sector. Specifically, Agritek Holdings provides strategic capital and functional expertise to accelerate the commercialization of its diversified portfolio of holdings. Currently, the Company is focused on three high-value segments of the cannabis market, including real estate investment, intellectual property brands; and infrastructure, with operations in two states including Colorado and California, the territory of Puerto Rico as well as Canada. Agritek Holdings invests its capital via real estate holdings, licensing agreements, royalties and equity in acquisition operations. The company also owns several Hemp and cannabis brands for distribution including "Hemp Pops", “MD Vapes” and "California Premiums". Agritek Holdings, Inc. does not directly grow, harvest, or distribute or sell cannabis or any substances that violate or contravene United States law or the Controlled Substances Act, nor does it intend to do so in the future.

Agritek Holdings Inc. has organized its interests across three business units – Agritek Venture Holdings; The American Hemp Trading Company; and MediSwipe, Inc. Agritek Venture Holdings includes the Company’s real estate portfolio, controlled equity holdings, minority equity holdings and royalty interests in real estate or licensed operations. Subsidiary operations also include a portfolio of wholly owned and licensed brands that cover high growth segments of the cannabis sector including vaping, pre-rolls, edibles, topicals, medical devices, concentrates and animal health under its American Hemp Trading Company brand and Colorado industrial hemp license. MediSwipe, Inc. offers a suite of services including corporate finance, marketing & branding, operational support, financial management, and compliance & regulatory services. These services are offered by a strong in-house team complemented by independent advisors with the objective of assisting clients and partners in accelerating the commercialization of their product(s) or services, and ultimately in leveraging their unique selling proposition to create a leadership position in their chosen niche within the global cannabis industry.

Recent Developments

Currently, we are exploring strategic alternatives for certain operational and non-operational assets in both Colorado and California. We are confident we can get a better return on our invested capital by redeploying assets. We’re working with financial advisors to identify locations or permits that can generate non-dilutive capital that can be reinvested in strategic locations to produce greater returns. We have identified multiple opportunities that appear to be a more accretive use of capital. There are numerous risks and uncertainties associated with our exploration of strategic alternatives and there can be no assurance that these efforts will be successful.

On March 26, 2019, we implemented a 1-for-200 reverse stock split of our common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective in the stock market upon commencement of trading on March 26, 2018. As a result of the Reverse Stock Split, every two-hundred shares of our Pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. No fractional shares were issued in connection with the Reverse Stock Split, and any fractional shares were rounded up to the nearest whole share. The number of shares of common stock subject to outstanding options, warrants and convertible securities were also reduced by a factor of two-hundred as of March 26, 2019. All historical share and per share amounts reflected throughout this report have been adjusted to reflect the Reverse Stock Split. The authorized number of shares and the par value per share of our common stock were not affected by the Reverse Stock Split.

We have a “rollup” growth strategy, which includes the following components:

•	With our brand recognition and experienced management team, maximize productivity, provide economies of scale, and increase profitability through our public market vehicle;

•	Acquire unique products and niche players where barriers to entry are high and margins are robust, providing them clients a broader outlet for their products; and

•	Acquire multiple production facilities to capture the market vertically from manufacturing to production up to retail.

Marijuana Industry Overview

Marijuana cultivation refers to the planting, tending, improving and harvesting of the flowering plant Cannabis, primarily for the production and consumption of cannabis flowers, often referred to as “buds.” The cultivation techniques for marijuana cultivation differ for other purposes such as hemp production and generally references to marijuana cultivation and production do not include hemp.

Cannabis belongs to the genus Cannabis in the family Cannabaceae and for the purposes of production and consumption, includes three species, C. sativa (“Sativa”), C. indica (“Indica”), and C. ruderalis (“Ruderalis”). Sativa and Indica generally grow tall with some varieties reaching approximately four meters. The females produce flowers rich in tetrahydrocannabinol (“THC”). Ruderalis is a short plant and produces trace amounts of THC but is very rich in cannabidiol (“CBD”) and which is an antagonist (inhibits the physiological action) to THC.

As of December 2018, there are a total of 33 states, plus the District of Columbia, with legislation passed as it relates to medicinal cannabis. Of these states, 10 have decriminalized adult use cannabis legislation. These state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) (“CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug, which is viewed as having a high potential for abuse, has no currently-accepted use for medical treatment in the U.S., and lacks acceptable safety for use under medical supervision.

These 33 states, and the District of Columbia, have adopted laws that exempt patients who use medicinal cannabis under a physician’s supervision from state criminal penalties. These are collectively referred to as the states that have de-criminalized medicinal cannabis, although there is a subtle difference between de-criminalization and legalization, and each state’s laws are different.

The states that have legalized medicinal cannabis are as follows (in alphabetical order):

1	.	Alaska	12	.	Maine	23	.	New York
2	.	Arizona	13	.	Maryland	24	.	North Dakota
3	.	Arkansas	14	.	Massachusetts	25	.	Ohio
4	.	California	15	.	Michigan	26	.	Oklahoma
5	.	Colorado	16	.	Minnesota	27	.	Oregon
6	.	Connecticut	17	.	Missouri	28	.	Pennsylvania
7	.	Delaware	18	.	Montana	29	.	Rhode Island
8	.	Florida	19	.	Nevada	30	.	Utah
9	.	Hawaii	20	.	New Hampshire	31	.	Vermont
10	.	Illinois	21	.	New Jersey	32	.	Washington
11	.	Louisiana	22	.	New Mexico	33	.	West Virginia

Medical cannabis decriminalization is generally referred to as the removal of all criminal penalties for the private possession and use of cannabis by adults, including cultivation for personal use and casual, nonprofit transfers of small amounts. Legalization is generally referred to as the development of a legally controlled market for cannabis, where consumers purchase from a safe, legal, and regulated source.

The dichotomy between federal and state laws has limited the access to banking and other financial services by marijuana businesses. The U.S. Department of Justice and the U.S. Department of Treasury have issued guidance for banks considering conducting business with marijuana dispensaries in states where those businesses are legal, pursuant to which banks must file a Marijuana Limited Suspicious Activity Report that states the marijuana business is following the government’s guidelines with regard to revenue that is generated exclusively from legal sales. However, as banks can still face prosecution if they provide financial services to marijuana businesses, there is widespread refusal of the banking industry to offer banking services to marijuana businesses operating within state and local laws.

In November 2016, California and Nevada voters both approved marijuana use for adults over the age of 21 without a physician’s prescription or recommendation, and permitted the cultivation and sale of marijuana, in each case subject to certain limitations. We have obtained the necessary permits and licenses to expand our existing business to cultivate and distribute marijuana in compliance with the laws in the State of Nevada and California. Despite the changes in state laws, marijuana remains illegal under federal law.

In November 2016, California voters approved Proposition 64, which is also known as the Adult Use of Marijuana Act (“the AUMA”), in a ballot initiative. Among other things, the AUMA makes it legal for adults over the age of 21 to use marijuana and to possess up to 28.5 grams of marijuana flowers and 8 grams of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, the AUMA establishes a licensing system for businesses to, among other things, cultivate, process and distribute marijuana products under certain conditions. On January 1, 2018, the California Bureau of Marijuana Control enacted regulations to implement the AUMA.

Nevada voters approved Question 2 in a ballot initiative in November 2016. Among other things, Question 2 makes it legal for adults over the age of 21 to use marijuana and to possess up to one ounce of marijuana flowers and one-eighth of an ounce of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, Question 2 authorizes businesses to cultivate, process and distribute marijuana products under certain conditions. On June 30, 2017, the State of Nevada Department of Taxation approved our Dual-Use Marijuana business licenses. This approval allowed all four of our Blüm cannabis dispensaries in Nevada to commence sales of cannabis for adult-use beginning on July 1, 2017.

The U.S. Department of Justice (the “DOJ”) has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits.

We are monitoring the Trump administration’s, the DOJ’s and Congress’ positions on federal marijuana law and policy. Since the start of the new Congress in January 2019, there have been positive discussions about the Federal Government’s approach to cannabis. The DOJ has not signaled any change in their enforcement efforts. Based on public statements and reports, we understand that certain aspects of those laws and policies are currently under review, but no official changes have been announced. It is possible that certain changes to existing laws or policies could have a negative effect on our business and results of operations.

Although the possession, cultivation and distribution of marijuana for medical and adult use is permitted in California and Nevada, provided compliance with applicable state and local laws, rules, and regulations, marijuana is illegal under federal law. We believe we operate our business in compliance with applicable Nevada and California laws and regulations. Any changes in federal, state or local law enforcement regarding marijuana may affect our ability to operate our business. Strict enforcement of federal law regarding marijuana would likely result in the inability to proceed with our business plans, could expose us to potential criminal liability and could subject our properties to civil forfeiture. Any changes in banking, insurance or other business services may also affect our ability to operate our business.

•	Real Estate – Includes building ownership and construction operations where cannabis dispensary and/or cultivation operations are currently in development

Real Estate and Construction Operations

We own real property in Pueblo, Colorado on which we plan to build a cultivation operation for Hemp once we have completed payment for water and mineral rights. Additionally, we own equity interest within a 15,000 sq. ft. licensed manufacturing and cultivation facility based in San Juan, Puerto Rico including investments in infrastructure and equipment through a five- year operations and licensing agreement with our licensed partners 1919 Clinic. We have the first option to purchase the building under our licensee 1919 Clinic LLC, licensed by the Department of Health of Puerto Rico to produce and manufacture cannabis products.

Agritek Holdings Inc. intends to build on its existing relationships by developing operating plans and providing oversight, strategy and management of the business units’ growth and integration. Further, Agritek Holdings plans to continue expanding its reach by building new partnerships with vertical market partners and end- user products companies as well as exploring opportunities with successful cultivators and processors. Through its expansion efforts, Agritek Holdings intends to utilize online sales and marketing platforms, participate in relevant trade shows and develop various advertising materials to communicate its multiple licensed brands including “MD Vapes” “California Premiums”, “Hemp Pops” and additional CBD products.

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

Agritek Holdings and its wholly-owned subsidiaries Agritek Venture Holdings, Inc. American Hemp Trading Company Inc. and Mediswipe Inc. provide turnkey support solutions to the legal cannabis industry. We provide key business services to the legal cannabis sector including:

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

Services and Markets

To date, we have purchased eighty (80) acres approved for licenses and cultivation in Pueblo, Colorado. We have multiple manufacturing and service contracts in place in areas which include the state of Colorado, California and the territory of Puerto Rico.

Funding and Financing Solutions

Our goal is to become the funding and financing service partner of choice in the legal Colorado and California cannabis market before expanding nationwide if and when applicable state and federal law allows us to do so. We offer financing and financial aid to cultivators, collectives, dispensaries and product businesses in the legal cannabis industry with alternative funding and financing solutions. In the evolving legal cannabis industry, where traditional banking opportunities are grossly limited, we step in to provide the “traditional” bank lending services; lines of credit, property financing, and/or commercial loans. Businesses and individuals seeking funding and financing solutions are qualified and scored based on their experience, current operations, financial records, and compliance grades given by our proprietary banking partners and credit lines that comply with all state governance rules.

Commercial Build Out and Dispensary Solutions

We offer turnkey build-out and commercial services to our clients. Whether it is financial assistance, real estate consulting, operations design, or building construction or brand development our Company can design and rollout customized services for our clients. We also offer traditional business services to dispensaries as well. These services include infrastructure investment, technology partners, donation accounting, payment processing and succession strategies. It is important to note that we are not a “one size fits all” organization, but are committed to custom tailored solutions for legal cannabis industry participants.

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

Puerto Rico

We presently maintain a five (5) year operation and licensing agreement for a 15,000 sq. ft. licensed manufacturing facility in San Juan, Puerto Rico. Under the terms of the agreement, we provide financing for build out, equipment leasing and purchase and development of cannabis brands for legal distribution in Puerto Rico. Under the terms of the agreement, the Company is entitled to revenue based on consulting fees, rent, and brand royalties up to 30 per cent.

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

Risk Related to Our Company

Investing in our common stock involves a high degree of risk. Before deciding to purchase, hold, or sell our common stock, you should carefully consider the risks described below in addition to the cautionary statements and risks described elsewhere and the other information contained in this Report and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these known or unknown risks or uncertainties actually occur, our business, financial condition, results of operations and/or liquidity could be seriously harmed, which could cause our actual results to vary materially from recent results or from our anticipated future results. In addition, the trading price of our common stock could decline due to any of these known or unknown risks or uncertainties, and you could lose all or part of your investment. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment. See also “Cautionary Note Concerning Forward-Looking Statements.”

Risks Relating to Our Business and Industry

We have a limited operating history, which may make it difficult for investors to predict future performance based on current operations.

We have a limited operating history upon which investors may base an evaluation of our potential future performance. In particular, we have not proven that we can produce or sell our hemp products, or cannabis products in a manner that enables us to be profitable and meet customer requirements, enhance our produce and herb products, obtain the necessary permits and/or achieve certain milestones to develop our manufacturing and cultivation businesses, enhance our line of cannabis products, including MD Vapes and Mountain High Suckers under license, develop and maintain relationships with key manufacturers and strategic partners to extract value from our intellectual property, raise sufficient capital in the public and/or private markets, or respond effectively to competitive pressures. As a result, there can be no assurance that we will be able to develop or maintain consistent revenue sources, or that our operations will be profitable and/or generate positive cash flow.

Any forecasts we make about our operations may prove to be inaccurate. We must, among other things, determine appropriate risks, rewards, and level of investment in our product lines, respond to economic and market variables outside of our control, respond to competitive developments and continue to attract, retain, and motivate qualified employees. There can be no assurance that we will be successful in meeting these challenges and addressing such risks and the failure to do so could have a materially adverse effect on our business, results of operations, and financial condition. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stage of development. As a result of these risks, challenges, and uncertainties, the value of your investment could be significantly reduced or completely lost.

We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flow.

We have incurred significant losses in prior periods. For the year ended December 31, 2018, we incurred a net loss of $1,412,278 and, as of that date, we had an accumulated deficit of $26,990,355. For the year ended December 31, 2017, we incurred a net loss of $9,153,310. Any losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.

We will need additional capital to sustain our operations and will need to seek further financing, which we may not be able to obtain on acceptable terms, or at all. If we fail to raise additional capital, as needed, our ability to implement our business model and strategy could be compromised.

We have limited capital resources and operations. To date, our operations have been funded primarily from the proceeds of debt and equity financings. We expect to require substantial capital in the near future to commence operations at additional cultivation and production facilities, expand our product lines, develop our intellectual property base, and establish our targeted levels of commercial production. We may not be able to obtain additional financing on terms acceptable to us, or at all. In particular, because marijuana is illegal under federal law, we may have difficulty attracting investors.

Even if we obtain financing for our near-term operations, we expect that we will require additional capital thereafter. Our capital needs will depend on numerous factors including: (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership held by our existing stockholders will be reduced and our stockholders may experience significant dilution. In addition, new securities may contain rights, preferences, or privileges that are senior to those of our Common Stock. If we raise additional capital by incurring debt, this will result in increased interest expense. If we raise additional funds through the issuance of securities, market fluctuations in the price of our shares of Common Stock could limit our ability to obtain equity financing.

We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. If we are unable to raise capital when needed, our business, financial condition, and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

We face intense competition and many of our competitors have greater resources that may enable them to compete more effectively.

The industries in which we operate in general are subject to intense and increasing competition. Some of our competitors may have greater capital resources, facilities, and diversity of product lines, which may enable them to compete more effectively in this market. Our competitors may devote their resources to developing and marketing products that will directly compete with our product lines. Due to this competition, there is no assurance that we will not encounter difficulties in obtaining revenues and market share or in the positioning of our products. There are no assurances that competition in our respective industries will not lead to reduced prices for our products. If we are unable to successfully compete with existing companies and new entrants to the market this will have a negative impact on our business and financial condition.

If we fail to protect our intellectual property, our business could be adversely affected.

Our viability will depend, in part, on our ability to develop and maintain the proprietary aspects of our intellectual property to distinguish our products from our competitors’ products. We rely on copyrights, trademarks, trade secrets, and confidentiality provisions to establish and protect our intellectual property. We may not be able to enforce some of our intellectual property rights because cannabis is illegal under federal law.

Any infringement or misappropriation of our intellectual property could damage its value and limit our ability to compete. We may have to engage in litigation to protect the rights to our intellectual property, which could result in significant litigation costs and require a significant amount of our time. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us.

Competitors may also harm our sales by designing products that mirror our products or processes without infringing on our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue.

We may also find it necessary to bring infringement or other actions against third parties to seek to protect our intellectual property rights. Litigation of this nature, even if successful, is often expensive and time-consuming to prosecute and there can be no assurance that we will have the financial or other resources to enforce our rights or be able to enforce our rights or prevent other parties from developing similar products or processes or designing around our intellectual property.

Although we believe that our products and processes do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible such infringement or violation has occurred or may occur, which could have a material adverse effect on our business.

We are not aware of any infringement by us of any person’s or entity’s intellectual property rights. In the event that products we sell or processes we employ are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or processes or obtain a license for the manufacture and/or sale of such products or processes or cease selling such products or employing such processes. In such event, there can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business.

There can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. If our products or processes are deemed to infringe or likely to infringe upon the patents or proprietary rights of others, we could be subject to injunctive relief and, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business and our financial condition.

Our trade secrets may be difficult to protect.

Our success depends upon the skills, knowledge, and experience of our scientific and technical personnel, our consultants and advisors, as well as our licensors and contractors. Because we operate in several highly competitive industries, we rely in part on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality or non-disclosure agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers, and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties, confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property, and we enter into assignment agreements to perfect our rights.

These confidentiality, inventions, and assignment agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent the use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive, and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

Our business, financial condition, results of operations, and cash flow may in the future be negatively impacted by challenging global economic conditions.

Future disruptions and volatility in global financial markets and declining consumer and business confidence could lead to decreased levels of consumer spending. These macroeconomic developments could negatively impact our business, which depends on the general economic environment and levels of consumer spending. As a result, we may not be able to maintain our existing customers or attract new customers, or we may be forced to reduce the price of our products. We are unable to predict the likelihood of the occurrence, duration, or severity of such disruptions in the credit and financial markets and adverse global economic conditions. Any general or market-specific economic downturn could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

Our future success depends on our key executive officers and our ability to attract, retain, and motivate qualified personnel.

Our future success largely depends upon the continued services of our executive officers and management team. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. If any of our executive officers joins a competitor or forms a competing company, we may lose some or all of our customers. Finally, we do not maintain “key person” life insurance on any of our executive officers. Because of these factors, the loss of the services of any of these key persons could adversely affect our business, financial condition, and results of operations, and thereby an investment in our stock.

Our continuing ability to attract and retain highly qualified personnel will also be critical to our success because we will need to hire and retain additional personnel as our business grows. There can be no assurance that we will be able to attract or retain highly qualified personnel. We face significant competition for skilled personnel in our industries. In particular, if the marijuana industry continues to grow, demand for personnel may become more competitive. This competition may make it more difficult and expensive to attract, hire, and retain qualified managers and employees. Because of these factors, we may not be able to effectively manage or grow our business, which could adversely affect our financial condition or business. As a result, the value of your investment could be significantly reduced or completely lost.

We may not be able to effectively manage our growth or improve our operational, financial, and management information systems, which would impair our results of operations.

In the near term, we intend to expand the scope of our operations activities significantly. If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, finances, management, and other resources. The factors that may place strain on our resources include, but are not limited to, the following:

•	The need for continued development of our financial and information management systems;
•	The need to manage strategic relationships and agreements with manufacturers, customers, and partners; and
•	Difficulties in hiring and retaining skilled management, technical, and other personnel necessary to support and manage our business.

Additionally, our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage, and retain qualified management and other personnel. There can be no assurance that we will be successful in recruiting and retaining new employees or retaining existing employees.

We cannot provide assurances that our management will be able to manage this growth effectively. Our failure to successfully manage growth could result in our sales not increasing commensurately with capital investments or otherwise materially adversely affecting our business, financial condition, or results of operations.

If we are unable to continually innovate and increase efficiencies, our ability to attract new customers may be adversely affected.

In the area of innovation, we must be able to develop new technologies and products that appeal to our customers. This depends, in part, on the technological and creative skills of our personnel and on our ability to protect our intellectual property rights. We may not be successful in the development, introduction, marketing, and sourcing of new technologies or innovations, that satisfy customer needs, achieve market acceptance, or generate satisfactory financial returns.

We are dependent on the popularity of consumer acceptance of our product lines.

Our ability to generate revenue and be successful in the implementation of our business plan is dependent on consumer acceptance and demand of our product lines. Acceptance of our products will depend on several factors, including availability, cost, ease of use, familiarity of use, convenience, effectiveness, safety, and reliability. If customers do not accept our products, or if we fail to meet customers’ needs and expectations adequately, our ability to continue generating revenues could be reduced.

A drop in the retail price of medical and adult use marijuana products may negatively impact our business.

The demand for our products depends in part on the price of commercially grown marijuana. Fluctuations in economic and market conditions that impact the prices of commercially grown marijuana, such as increases in the supply of such marijuana and the decrease in the price of products using commercially grown marijuana, could cause the demand for medical marijuana products to decline, which would have a negative impact on our business.

Federal regulation and enforcement may adversely affect the implementation of cannabis laws and regulations may negatively impact our revenues and profits.

Currently, there are 33 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical and adult uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such potential amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be producing, cultivating, or dispensing marijuana in violation of federal law. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain.

In February 2017, the Trump administration announced that there may be “greater enforcement” of federal laws regarding marijuana. Any such enforcement actions could have a negative effect on our business and results of operations.

Since the start of the new congress, there have been “positive” discussions about the Federal Government’s approach to cannabis. The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. With the change of the Attorney General, the DOJ has not signaled any change in their enforcement efforts. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits. Furthermore, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent certain states, including Nevada and California, from implementing their own laws that authorized the use, distribution, possession, or cultivation of medical marijuana. This prohibition is currently in place until September 30, 2019.

We could be found to be violating laws related to cannabis.

Currently, there are 33 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. Because we plan to cultivate, produce, sell and distribute cannabis products, we have risk that we will be deemed to facilitate the selling or distribution of medical marijuana in violation of federal law. Finally, we could be found in violation of the CSA in connection with the sale of Agritek products. This would cause a direct and adverse effect on our subsidiaries’ businesses, or intended businesses, and on our revenue and prospective profits.

Variations in state and local regulation, and enforcement in states that have legalized cannabis, may restrict cannabis-related activities, which may negatively impact our revenues and prospective profits.

Individual state laws do not always conform to the federal standard or to other states' laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. As of December 2018, ten states and the District of Columbia have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized, or created medical marijuana exemptions. For example, certain states have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.

In November 2016, California voters approved Proposition 64, also known as the Adult Use of Marijuana Act (“AUMA”), in a ballot initiative. Among other things, the AUMA makes it legal for adults over the age of 21 to use marijuana and to possess up to 28.5 grams of marijuana flowers and 8 grams of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, the AUMA establishes a licensing system for businesses to, among other things, cultivate, process and distribute marijuana products under certain conditions. On January 1, 2018 and the California Bureau of Marijuana Control enacted regulations to implement the AUMA.

Also, in November 2016, Nevada voters approved Question 2 in a ballot initiative. Among other things, Question 2 makes it legal for adults over the age of 21 to use marijuana and to possess up to one ounce of marijuana flowers and one-eighth of an ounce of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, Question 2 authorizes businesses to cultivate, process and distribute marijuana products under certain conditions. The Nevada Department of Taxation enacted regulations to implement Question 2 in the summer of 2017.

If we are unable to obtain and maintain the permits and licenses required to operate our business in compliance with state and local regulations in California, we may experience negative effects on our business and results of operations.

California has only issued temporary cannabis licenses and there is no guarantee we will receive permanent licenses.

Effective January 1, 2018, the State of California allowed for adult-use cannabis sales. California’s cannabis licensing system is being implemented in two phases. First, beginning on January 1, 2018, the State of California began issuing temporary licenses. Temporary licenses were initially issued for 90 days, but have since been extended three times by the State of California. Our current temporary licenses expire in July 2019. The extensions were initially provided because in April 2018 the Company had submitted all the necessary documentation for an annual license to be issued. Prior to the State of California completing its review of any annual licenses, the licensing authority determined they would eliminate the need to have multiple licenses issued to each entity for both medical and adult use. The Company has since applied for single category licenses that allow our vertically integrated activities to conduct sales in both the medical and adult-use categories. The Company’s prior licenses obtained from the local jurisdictions in which it operated have been continued by such jurisdictions and are necessary to obtain state licensing. The Company has received a temporary license for each local jurisdiction in which it has active operations. The temporary licenses may be extended for an additional period of time. The Company submitted its applications for the annual licenses in April 2018. Although the Company believes it will receive the necessary licenses from the State of California to conduct its business in a timely fashion, there is no guarantee the Company will be able to do so and any failure to do so may have a negative effect on its business and results of operations.

Prospective customers may be deterred from doing business with a company with a significant nationwide online presence because of fears of federal or state enforcement of laws prohibiting possession and sale of medical or recreational marijuana.

Our website is visible in jurisdictions where medicinal and adult use of marijuana is not permitted and, as a result, we may be found to be violating the laws of those jurisdictions.

Marijuana remains illegal under federal law.

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with our business plan, especially in respect of our marijuana cultivation, production and dispensaries. In addition, our assets, including real property, cash, equipment and other goods, could be subject to asset forfeiture because marijuana is still federally illegal.

We are not able to deduct some of our business expenses.

Section 280E of the Internal Revenue Code prohibits marijuana businesses from deducting their ordinary and necessary business expenses, forcing us to pay higher effective federal tax rates than similar companies in other industries. The effective tax rate on a marijuana business depends on how large its ratio of nondeductible expenses is to its total revenues. Therefore, our marijuana business may be less profitable than it could otherwise be.

We may not be able to attract or retain a majority of independent directors.

Our board of directors is not currently comprised of a majority of independent directors. We may in the future desire to list our common stock on The New York Stock Exchange (“NYSE”) or The NASDAQ Stock Market (“NASDAQ”), both of which require that a majority of our board be comprised of independent directors. We may have difficulty attracting and retaining independent directors because, among other things, we operate in the marijuana industry, and as a result we may be delayed or prevented from listing our common stock on the NYSE or NASDAQ.

We may not be able to successfully execute on our merger and acquisition strategy

Our business plan depends in part on merging with or acquiring other businesses in the marijuana industry. The success of any acquisition will depend upon, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses, and to retain their customers. Any acquisition may result in diversion of management’s attention from other business concerns, and such acquisition may be dilutive to our financial results and/or result in impairment charges and write-offs. We might also spend time and money investigating and negotiating with potential acquisition or investment targets, but not complete the transaction.

Although we expect to realize strategic, operational and financial benefits as a result of our acquisitions, we cannot predict whether and to what extent such benefits will be achieved. There are significant challenges to integrating an acquired operation into our business.

Any future acquisition could involve other risks, including the assumption of unidentified liabilities for which we, as a successor owner, may be responsible. These transactions typically involve a number of risks and present financial and other challenges, including the existence of unknown disputes, liabilities, or contingencies and changes in the industry, location, or regulatory or political environment in which these investments are located, that our due diligence review may not adequately uncover and that may arise after entering into such arrangements.

Laws and regulations affecting the medical and adult use marijuana industry are constantly changing, which could detrimentally affect our operations.

Local, state, and federal medical and adult use marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plan and result in a material adverse effect on certain aspects of our planned operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to certain aspects of our cultivation, production and manufacturing businesses, and our business of selling cannabis products. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

We may not obtain the necessary permits and authorizations to operate the medical and adult use marijuana business.

We may not be able to obtain or maintain the necessary licenses, permits, authorizations, or accreditations for our cultivation, production and dispensary businesses, or may only be able to do so at great cost. In addition, we may not be able to comply fully with the wide variety of laws and regulations applicable to the medical and adult use marijuana industry. Failure to comply with or to obtain the necessary licenses, permits, authorizations, or accreditations could result in restrictions on our ability to operate the medical and adult use marijuana business, which could have a material adverse effect on our business.

If we incur substantial liability from litigation, complaints, or enforcement actions, our financial condition could suffer.

Our participation in the medical and adult use marijuana industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against us. Litigation, complaints, and enforcement actions could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our sales, revenue, profitability, and growth prospects. We have not been, and are not currently, subject to any material litigation, complaint, or enforcement action regarding marijuana (or otherwise) brought by any federal, state, or local governmental authority

We may have difficulty accessing the service of banks, which may make it difficult for us to operate.

Since the use of marijuana is illegal under federal law, many banks will not accept for deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty finding a bank willing to accept their business. The inability to open or maintain bank accounts may make it difficult for us to operate our medical and adult use marijuana businesses. If any of our bank accounts are closed, we may have difficulty processing transactions in the ordinary course of business, including paying suppliers, employees and landlords, which could have a significant negative effect on our operations.

Litigation may adversely affect our business, financial condition, and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business and the results of our operations.

Federal income tax reform could have unforeseen effects on our financial condition and results of operations

The Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017, and contains many changes to U.S. federal tax laws. The Tax Act requires complex computations that were not previously provided for under U.S. tax law and significantly revised the U.S. tax code by, among other changes, lowering the corporate income tax rate from 35% to 21%, requiring a one-time transition tax on accumulated foreign earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. At December 31, 2018, the Company has completed its accounting for the tax effects of the 2017 Tax Act. However, additional guidance may be issued by the Internal Revenue Service, or IRS, the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations or financial conditions.

Inadequate funding for the Department of Justice (DOJ) and other government agencies could hinder their ability to perform normal business functions on which the operation of our business may rely, which could negatively impact our business.

In an effort to provide guidance to federal law enforcement, the DOJ has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to the enforcement of the CSA but, the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. On January 4, 2018, Attorney General Jeff Sessions revoked the Ogden Memo and the Cole Memos.

The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits. Furthermore, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent certain states, including Nevada and California, from implementing their own laws that authorized the use, distribution, possession, or cultivation of medical marijuana. This prohibition is currently in place until September 30, 2019. If a prolonged government shutdown occurs, it could enable the DOJ to enforce the CSA in states that have laws legalizing medical marijuana.

California’s Phase-In of Laboratory Testing Requirements could impact the availability of the products sold in dispensaries

Beginning July 1, 2018, cannabis goods must meet all statutory and regulatory requirements. A licensee can only sell cannabis goods that have been tested by a licensed testing laboratory and have passed all statutory and regulatory testing requirements. In order to be sold, cannabis goods harvested or manufactured prior to January 1, 2018, must be tested by a licensed testing laboratory and must comply with all testing requirements in section 5715 of the Bureau of Cannabis Control (“BCC”) regulations. Cannabis goods that do not meet all statutory and regulatory requirements must be destroyed in accordance with the rules pertaining to destruction.

Risks Related to an Investment in Our Securities

We expect to experience volatility in the price of our Common Stock, which could negatively affect stockholders’ investments.

The trading price of our Common Stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. All of these factors could adversely affect your ability to sell your shares of Common Stock or, if you are able to sell your shares, to sell your shares at a price that you determine to be fair or favorable.

The relative lack of public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance, and reporting requirements, including the establishing and maintaining of internal controls over financial reporting. Any such deficiencies, weaknesses, or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy, we could be subject to the imposition of fines and penalties, and our management would have to divert resources from attending to our business plan.

Our Common Stock is categorized as “penny stock,” which may make it more difficult for investors to sell their shares of Common Stock due to suitability requirements.

Our Common Stock is categorized as “penny stock.” The Securities and Exchange Commission has adopted Rule 15g-9, which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our Common Stock is significantly less than $5.00 per share and is therefore considered “penny stock.” This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability and/or willingness of brokers or dealers to buy or sell our Common Stock, either directly or on behalf of their clients, may discourage potential stockholders from purchasing our Common Stock, or may adversely affect the ability of stockholders to sell their shares.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock, which could depress the price of our Common Stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our shares of Common Stock, have an adverse effect on the market for our shares of Common Stock, and thereby depress our price per share of Common Stock.

The elimination of monetary liability against our directors, officers, and employees under Nevada law and the existence of indemnification rights for our obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to us and our stockholders for damages for the breach of a fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under any future employment agreements with our officers or agreements entered into with our directors. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties; and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

We may issue additional shares of Common Stock or Preferred Stock in the future, which could cause significant dilution to all stockholders.

Our Articles of Incorporation authorize the issuance of up to 1,499,000,000 shares of Common Stock, par value $0.0001 and 1,000,000 shares of preferred stock, with a par value of $0.01 per share. As of May 3, 2019, we had 6,538,578 shares of Common Stock and 1,000 shares of Series B Preferred Stock outstanding; however, we may issue additional shares of Common Stock or preferred stock in the future in connection with a financing or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of Common Stock or securities convertible into our Common Stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of Common Stock being issued or a reduction in the purchase price for any such shares or both. Any issuance of additional shares of our Common Stock, or equity securities convertible into our Common Stock, including but not limited to, preferred stock, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our Common Stock, and may negatively impact the market price of our Common Stock.

Because we do not intend to pay any cash dividends on our Common Stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Declaring and paying future dividends, if any, will be determined by our Board, based upon earnings, financial condition, capital resources, capital requirements, restrictions in our Articles of Incorporation, contractual restrictions, and such other factors as our Board deems relevant. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We incurred a net loss of $ 1,412,278 and $9,153,310 for the years ending December 31, 2018, and 2017, respectively. Because of our continued operating losses, negative cash flows from operations and working capital deficit, in their report on our financial statements for the year ended December 31, 2018, our independent auditors included an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. We will continue to experience net operating losses in the foreseeable future. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loan from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Federal regulation and enforcement may adversely affect the implementation of medical marijuana laws and regulations may negatively impact our revenues and profits.

Currently, there are 33 states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the Controlled Substances Act (the “CSA”), the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited. Until Congress amends the CSA with respect to medical marijuana, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be facilitating the selling or distribution of drug paraphernalia in violation of federal law. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the Company. The risk of strict enforcement of the CSA in light of congressional activity, judicial holdings and stated federal policy remains uncertain.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the fourth quarter of fiscal year 2018, management identified material weaknesses in our internal control over financial reporting as discussed in Item 9A of this Annual Report on Form 10-K. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework. We are planning to engage in developing a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and shareholder litigation.

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

B. Michael Friedman, our former President, Chief Executive Officer and sole Director owns 100% of Class B Preferred Stock (the “Series B Preferred Stock”). Pursuant to the Certificate of Designation, the Series B Preferred Stock has the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future. The Series B Preferred Stock has a right to vote on all matters presented or submitted to the Company’s stockholders for approval in pari passu with the common stockholders, and not as a separate class. The holders of Series B Preferred Stock have the right to cast votes for each share of Series B Preferred Stock held of record on all matters submitted to a vote of common stockholders, including the election of directors. There is no right to cumulative voting in the election of directors. The holders of Series B Preferred Stock vote together with all other classes and series of common stock of the Company as a single class on all actions to be taken by the common stockholders except to the extent that voting as a separate class or series is required by law.

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

The Company’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares .

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

Because of the size of our Company and its status as a “penny stock” as well as the current economy and difficulties in companies our size finding adequate sources of funding, we have been forced to raise capital through the issuance of convertible notes and other debt instruments. These debt instruments carry favorable conversion terms to their holders of up to 42% discounts to the market price of our common stock on conversion and in some cases provide for the immediate sale of our securities into the open market. Accordingly, this has caused dilution to our stockholders in 2018 and may for the foreseeable future. As of December 31, 2018, we had approximately $935,008 in convertible debt and potential convertible debt outstanding. This convertible debt balance as well as additional convertible debt we incur in the future will cause substantial dilution to our stockholders.

Because we are quoted on the OTC Markets Group, Inc.’s OTC Pink Sheets instead of an exchange or national quotation system, our investors may have a tougher time selling their stock or experience negative volatility on the market price of our common stock.

Our common stock is quoted on the OTC Markets Group, Inc’s OTC Pink Sheets. The OTC Markets Pink Sheets is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that are quoted on the OTCQB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

Currently, there are thirty-three (33) states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. There are currently two states that have laws and/or regulation that permits consumer use of cannabis for commercial and recreational purposes. Many other states are considering legislation to similar effect. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of the Company to invest in or lease properties from the Company that may be used in connection with cannabis. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the Company.

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

None.

ITEM 2. DESCRIPTION OF PROPERTY

Owned Real Estate

The Company owns approximately 80 acres real property, including all buildings, fixtures and equipment located in Pueblo County, Colorado. The Company acquired the property for the purpose of making it suitable for use in the legal commercial cannabis industry.

Office Space

Our corporate offices are located at 777 Brickell Avenue Suite 500, Miami, FL 33131. We can be reached by phone at 1 (305) 721-2727 and by email at info@Agritekholdings.com.

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

In January 2017, the Company signed a five (5) year lease, beginning February 1, 2017, for approximately 6,000 square feet of office space, comprised of two floors, in San Juan, Puerto Rico. Pursuant to the lease, the Company will pay $3,000 per month for the third floor of the building for the first year of the lease. The rent will increase 3% per year on February beginning in 2018 and an additional 3% per year on each successive February 1, during the term of the lease. The landlord agreed that the month of February 2017, the rent was $1,500. The rent for second floor of the building will be $2,000 per month during the term of the lease and the Company does not have any rent payments for the first three months of the lease (February 2017 through April 2017). Through September 30, 2017, the Company calculated the total amount of the rent for the term lease and recorded straight line rent expense of $45,417 and had made payments of $20,516. As of December 31, 2018, the Company has a balance of $24,916 in deferred rent which is included in the consolidated balance sheet. The leases for the second and third floor were cancelled in September 2017 as a result of Hurricane Irma.

Leased Properties

On April 28, 2014, the Company executed and closed a ten-year lease agreement for 20 acres of an agricultural farming facility located in South Florida following the approval of the so-called “Charlotte’s Web” legislation, aimed at decriminalizing low grade marijuana specifically for the use of treating epilepsy and cancer patients.  Pursuant to the lease agreement, the Company maintains a first right of refusal to purchase the property for three years. The Company has recorded $38,244 of expense (included in leased property expenses) for the year ended December 31, 2017. The Company is currently in default of the lease agreement, as rents have not been for the second year of the lease beginning May 2015.

On July 11, 2014, the Company signed a ten-year lease agreement for an additional 40 acres in Pueblo, Colorado. The lease requires monthly rent payments of $10,000 during the first year and is subject to a 2% annual increase over the life of the lease. The lease also provides rights to 50 acres of certain tenant water rights for $50,000 annually plus cost of approximately $2,400 annually. The Company paid the $50,000 in July 2014, and has not used the property and any water and has not paid for any water rights after September 30, 2015. The Company has not recorded any expense for the years ended December 31, 2018, and 2017. The Company is currently in default of the lease agreement, as rents have not been paid since February 2015.

On October 5, 2017, the Company agreed to lease from Mr. Friedman, a "420 Style" resort and estate property approximately one hour outside of Quebec City, Canada. The fifteen-acre estate consists of nine (9) unique guest suites, horse stables, and is within walking distance to a public golf course. A separate structure will serve as a small grow facility run by patient employees and caretakers on the property which may be toured by guests of the facility. Pursuant to the agreement, the Company will pay $8,000 per month in exchange for the Company being entitled to all rents and income generated from the property. For the year ended December 31, 2018, the Company paid and recorded $96,000 of expense, included in leased property expense, related party in the consolidated statements of operations, included herein. The Company will be responsible for all costs of the property, including, but not limited to, renovations, repairs and maintenance, insurance and utilities. For the year ended December 31, 2018, the Company has incurred $152,943 of renovation expense.

On December 1, 2016, the Company signed a one (1) year lease for a corporate apartment in Puerto Rico for $5,500 per month. This lease expired in November 30, 2017.

ITEM 3. LEGAL PROCEEDINGS.

On March 2, 2015, the Company, the Company’s CEO and the Company’s CFO at the time were named in a civil complaint filed by Erick Rodriguez in the District Court in Clark County, Nevada (the “DCCC”). The complaint alleges that Mr. Rodriguez never received 250,000 shares of Series B preferred stock that were initially approved by the Board of Directors in 2012, subject to the completion of a merger of a company controlled by Mr. Rodriguez. Since the merger was never completed, the shares were never certificated to Mr. Rodriguez. On March 21, 2017, the DCC agreed to Set Aside the Entry of Default against the Defendants. Mr. Rodriguez resigned in June 2013. On December 10, 2018, the parties agreed to a confidential settlement on the matter. The Company recorded losses of $24,242 and $399,291, on the legal matter, included in other expenses for the years ended December 31, 2018, and 2017, respectively.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded in the over-the-counter market, and quoted on the OTC Markets Group Inc. Pink Sheets under the symbol “AGTK.”

(a) Market Information

The following table sets forth for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

Period	High	Low
Fiscal Year 2018
First Quarter (January 1, 2018 – March 31, 2018)	$10.90	$3.00
Second Quarter (April 1, 2018 – June 30, 2018)	$4.76	$2.40
Third Quarter (July 1, 2018 – September 30, 2018)	$2.84	$1.72
Fourth Quarter (October 1, 2018 – December 31, 2018)	$2.54	$0.338

Fiscal Year 2017
First Quarter (January 1, 2017 – March 31, 2017)	$7.40	$4.24
Second Quarter (April 1, 2017 – June 30, 2017)	$5.20	$1.88
Third Quarter (July 1, 2017 -- September 30, 2017)	$4.80	$1.92
Fourth Quarter (October 1, 2017 – December 31, 2017)	$9.60	$1.98

(b) Holders

The number of record holders of our common stock as of May 3, 2019, was approximately 255. This excludes shareholders who hold their stock in street name. The Company estimates that there are over 15,000 stockholders who hold their shares of common stock in street name.

(c) Dividends

The Company did not declare any cash dividends for the years ended December 31, 2018, and 2017. Our Board of Directors does not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

(d) Securities authorized for issuance under equity compensation plans

None

Recent Sales of Unregistered Equity Securities

During the year ended December 31, 2018, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
2/12/2018	$69,221	$5,779	$75,000	$1.128	66,489	St Georges
3/27/2018	$47,061	$2,939	$50,000	$1.128	44,326	St Georges
4/23/2018	$26,234	$1,266	$27,500	$1.128	24,379	St Georges
6/11/2018	$32,604	$2,396	$35,000	$1.128	31,028	St Georges
7/9/2018	$17,690	$—	$17,690	$1.4152	12,500	L2
7/31/2018	$27,550	$—	$27,550	$1.102	25,000	L2
8/6/2018	$44,080	$—	$44,080	$1.102	40,000	L2
9/18/2018	$29,928	$—	$29,928	$0.9976	30,000	L2
9/24/2018	$31,320	$—	$31,320	$1.044	30,000	L2
9/28/2018	$36,540	$—	$36,540	$1.044	35,000	L2
10/3/2018	$36,540	$—	$36,540	$1.044	35,000	L2
10/8/2018	$41,760	$—	$41,760	$1.044	40,000	L2
10/11/2018	$41,760	$—	$41,760	$1.044	40,000	L2
10/16/2018	$42,282	$—	$42,282	$0.9396	45,000	L2
10/22/2018	$39,150	$—	$39,150	$0.87	45,000	L2
10/29/2018	$33,930	$—	$33,930	$0.754	45,000	L2
11/6/2018	$35,496	$—	$35,496	$0.5916	60,000	L2
11/12/2018	$22,000	$—	$22,000	$0.66	33,333	Power Up
11/12/2018	$26,000	$—	$26,000	$0.64	40,625	Power Up
11/12/2018	$39,150	$—	$39,150	$0.522	75,000	L2
11/13/2018	$15,000	$—	$15,000	$0.594	25,253	Power Up
11/14/2018	$29,580	$—	$29,580	$0.3944	75,000	L2
11/15/2018	$15,000	$4,680	$19,680	$0.52	37,846	Power Up
11/26/2018	$37,120	$—	$37,120	$0.3712	100,000	L2
11/30/2018	$37,700	$—	$37,700	$0.3016	125,000	L2
12/4/2018	$29,000	$—	$29,000	$0.232	125,000	L2
12/17/2018	$14,790	$—	$14,790	$0.1972	75,000	L2
12/18/2018	$14,790	$—	$14,790	$0.1972	75,000	L2
12/27/2018	$19,720	$—	$19,720	$0.1972	100,000	L2
12/27/2018	$15,000	$—	$15,000	$0.42	35,714	Power Up
12/28/2018	$15,000	$—	$15,000	$0.394	38,071	Power Up
12/28/2018	$15,000	$—	$15,000	$0.394	38,071	Power Up
12/31/2018	$8,000	$3,204	$11,204	$0.386	29,026	Power Up
	$985,996	$20,264	$1,006,260		1,676,663

In addition to the above, during the year ended December 31, 2018, the Company:

On February 26, 2018, the Company agreed to issue 25,000 shares of common stock to Dr. Stephen Holt, for his appointment to the advisory board. The Company recorded an expense of $97,500 (based on the market price of the Company’s common stock of $3.90 per share) and is included in professional and consulting fees in the consolidated statements of operations for the year ended December 31, 2018.

On June 21, 2018, the Company filed Amended Articles of Incorporation with the State of Delaware increasing the authorized shares of common stock to 1,249,000,000 shares, and on January 9, 2019, the authorized shares of common stock were increased to 1,499,000,000.

On June 25, 2018, the Company issued 8,500 shares to Mr. Friedman. The Company recorded an expense of $22,950 (based on the market price of the Company’s common stock of $2.70 per share) for 8,500 shares and is included in management fees in the consolidated statements of operations for the year ended December 31, 2018.

During the year ended December 31, 2018, the Company issued 284,258 shares of common stock to St. George pursuant to Notices of Exercise of Warrant received. The shares were issued based upon the cashless exercise provision of the warrant. The Company recorded the shares at their par value of $0.0001, with the offset to additional-paid-in-capital.

During the year ended December 31, 2017, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
1/10/17	$73,000	$5,664	$78,664	$3.19	24,660	Cerberus
1/17/17	$57,500	$4,562	$62,062	$3.074	20,190	LG
1/27/17	$48,129	$3,914	$52,043	$2.552	20,393	Cerberus
2/8/17	$60,000	$5,050	$65,050	$2.5868	25,147	LG
2/27/17	$26,120	$2,171	$28,291	$2.7698	10,248	Cerberus
3/10/17	$40,000	$3,630	$43,630	$2.726	16,005	LG
3/27/17	$34,775	$3,255	$38,030	$2.5752	14,768	Cerberus
3/28/17	$65,625	$3,697	$69,322	$2.552	27,164	LG
4/25/17	$76,081	$4,752	$80,833	$1.9488	41,479	LG
5/10/17	$22,000	$2,199	$24,199	$1.60	15,117	Cerberus
5/10/17	$20,640	$9,360	$30,000	$1.50	20,000	St Georges
5/25/17	$29,052	$947	$30,000	$1.128	26,596	St Georges
6/6/17	$32,813	$2,999	$35,811	$1.102	32,497	LG
6/8/17	$34,100	$900	$35,000	$1.128	31,029	St Georges
6/9/17	$22,000	$1,500	$23,500	$1.102	21,325	Cerberus
6/29/17	$48,849	$1,151	$50,000	$1.128	44,327	St Georges
6/30/17	$30,625	$2,960	$33,585	$1.16	28,953	LG
7/17/17	$37,358	$733	$38,091	$1.128	33,770	St Georges
7/25/17	$35,000	$3,575	$38,575	$1.1136	34,640	LG
7/26/17	$28,000	$1,117	$29,117	$1.1136	26,147	Cerberus
8/15/17	$35,199	$409	$35,608	$1.16	30,697	LG
8/29/17	$38,000	$558	$38,558	$1.1716	32,911	LG
9/19/17	$34,500	$665	$35,165	$1.6356	21,500	LG
10/9/17	$30,000	$710	$30,710	$1.4152	21,701	LG
10/23/17	$30,000	$802	$30,802	$1.218	25,290	LG
11/6/17	$28,376	$6,624	$35,000	$1.128	31,029	St Georges
11/6/17	$19,500	$1,218	$20,718	$1.1716	17,684	LG
11/13/17	$35,000	$2,240	$37,240	$1.1716	31,786	Cerberus
11/14/17	$26,624	$428	$27,052	$1.128	23,983	St Georges
11/15/17	$75.000	$4,833	$79,833	$1.1484	69,517	LG
12/1/17	$32,813	$453	$33,266	$1.1484	28,967	LG
12/5/17	$16,756	$1,105	$17,861	$1.128	15,835	St Georges
12/7/17	$32,813	$2,567	$35,380	$1.1832	29,902	LG
12/15/17	$52,000	$889	$52,889	$1.1832	44,700	LG
12/28/17	$42,000	$2,209	$44,209	$1.3456	32,855	Cerberus
	$1,350,247	$89,846	$1,440,093		972,798

In addition to the above, during the year ended December 31, 2017, the Company:

On January 16, 2017, the Company entered into a Business Consultant Agreement (the “BCA”). Pursuant to the BCA, the Company issued 25,000 shares of common stock for services to be provided to the Company related to business development, product marketing, helping identify mergers and acquisition candidates, and will consult with and advise the Company on matters pertaining to business modeling and strategic alliances. The Company valued the shares at $5.34 per share (the market price of the common stock) and recorded stock compensation expense for the year ended December 31, 2017, of $133,500.

On January 27, 2017, the Company issued 5,000 shares of restricted common stock to Kopelowitz Ostrow P.A. (“ KO ”) pursuant to a Debt Settlement and Release Agreement (the “Debt Settlement”) by and between the Company and KO. Among the terms of the Debt Settlement was the forgiveness of $24,614 of debt the Company owed KO for legal services provided.

On January 30, 2017, the Company issued 5,000 shares of common stock to Venture Equity. The Company valued the shares at $6.00 per share (the market price of the common stock) and cancelled of $13,169 of accrued and unpaid fees owed Venture Equity and recorded stock-based compensation expense for the year ended December 31, 2017, of $16,831.

Also, on January 30, 2017, the Company issued 50,000 shares of common stock to Mr. Friedman. The shares were issued for services performed as the sole Officer and director of the Company since November 2014. The Company valued the shares at $6.02 per share (the market price of the common stock) and for the year ended December 31, 2017, recorded stock compensation expense, management, of $301,000.

On June 19, 2017, the Company issued 6,596 shares of common stock to St. George pursuant to the “true-up” terms and conditions of the St. George note.

On August 8, 2017, the Company issued 10,000 shares of common stock for compensation for services of the Company’s chief operating officer. The Company valued the shares at $2.46 per share (the market price of the common stock) and for the year ended December 31, 2017, recorded stock compensation expense, management, of $24,600.

On August 8, 2017, the Company issued 25,000 shares of common stock for the property known as the "420 Style" resort and estate, located in Canada (see note 11). The Company valued the shares at $2.46 per share (the market price of the common stock) and has included $61,500 in stock- based compensation expense for the year ended December 31, 2017.

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

The independent auditors’ reports on our financial statements for the years ended December 31, 2018, and 2017, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 12 to the consolidated financial statements filed herein.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditors have raised a substantial doubt about our ability to continue as a going concern.

Results of Operations

For the year ended December 31, 2018, compared to December 31, 2017

Revenues

Revenues for the years ended December 31, 2018, and 2017 were $3,339 and $50,000, respectively. Revenues for the year ended December 31, 2018 were comprised of sales of product and for the year ended December 31, 2017, were comprised of consulting fees of $48,000 and other fees of $2,000.

Cost of Sales

For the year ended December 31, 2018, cost of sales were comprised of cost of products sold of $8,072, write off obsolete inventory of $23,056 and an allocation of $30,000, or twenty percent (20%) of Mr. Friedman’s management fees, and for the year ended December 31, 2017, cost of sales was comprised of consulting fees, including an allocation of $30,000, or twenty (20%) percent of the Mr. Friedman’s management fees.

Operating Expenses

Operating expenses were $1,297,054 for the year ended December 31, 2018 compared to $1,715,983 for the year ended December 31, 2017. The expenses were comprised of:

	Year Ended December 31,
Description	2018	2017
Administration and management fees	$208,365	$504,200
Professional and consulting fees	383,664	730,357
Advertising and promotional expenses	60,842	54,927
Rent and occupancy costs	49,166	101,279
Leased property for sub-lease including maintenance costs	294,996	41,546
Travel and entertainment	139,499	136,751
General and other administrative	160,522	146,923
Total	$1,297,054	$1,715,983

Administration and management fees for each year include $120,000 expensed as fees for Mr. Friedman, and fees paid for administration services of $65,415 (including $57,000 related party) and $83,200 (including $48,000 related party) for the years ended December 31, 2018, and 2017, respectively. The related party expenses were fees paid to Mrs. Friedman. For the year ended December 31, 2018, stock compensation of $22,950 is included in administrative and management fees for the issuance of 8,500 shares of restricted common stock to Mr. Friedman. The Company recorded the expense of $22,950 (based on the market price of the Company’s common stock of $2.70 per share). Administrative and management fees for 2017, include stock compensation expense of $301,000 for the issuance of 50,000 shares of common stock to Mr. Friedman. The shares were issued for services performed as the sole Officer and director of the Company since November 2014. The Company valued the shares at $6.02 per share (the market price of the common stock) and for the year ended December 31, 2017, recorded stock compensation expense, management, of $301,000. Effective January 1, 2019, the Company has agreed to compensation of $12,500 per month for Mr. Friedman, $7,500 per month for the Company’s Interim CEO and estimates that administration fees will be approximately $7,600 per month at this time.

Professional and consulting fees include stock-based compensation of $97,500 and $220,600 for the years ended December 31, 2018 and 2017, respectively. The stock compensation expense component for the year ended December 31, 2018, was a result of 25,000 shares of common stock issued to Dr. Stephen Holt, for his appointment to the advisory board. The Company recorded an expense of $97,500 (based on the market price of the Company’s common stock of $3.90 per share). The 2017 stock compensation component was comprised of:

•	The Company issuing 25,000 shares of common stock issued in January 2017 for services to be provided to the Company related to business development, product marketing, helping identify mergers and acquisition candidates. The Company valued the shares at $5.34 per share (the market price of the common stock) and recorded stock compensation expense for the year ended December 31, 2017, of $133,500.

•	On August 8, 2017, the Company issued 10,000 shares of common stock for compensation for services of the Company’s chief operating officer. The Company valued the shares at $2.46 per share (the market price of the common stock) and for the year ended December 31, 2017, recorded stock compensation expense, management, of $24,600.

•	$61,500 for the issuance of 25,000 shares of common stock for the property known as the "420 Style" resort and estate, located in Canada (see note 11). The Company valued the shares at $2.46 per share (the market price of the common stock) and has included $61,500 in stock- based compensation expense for the year ended December 31, 2017.

Professional and consulting fees (excluding stock compensation expense) decreased for the year ended December 31, 2018 to $286,164, compared to $510,757 for the year ended December 31, 2017, and is comprised of the following:

	Year ended December 31,
	2018	2017
Legal fees	$75,064	$324,057
Consulting fees	74,700	29,000
Accounting and auditing fees	74,500	78,000
Investor relation costs (including related of $46,900 and $30,500 for 2018, and 2017, respectively)	61,900	79,700
	$286,164	$510,757

Legal fees decreased for the year ended December 31, 2018, as costs incurred related to the Braune and Rodriguez matters (see Note 11 to consolidated financial statements included herein) were significantly higher in the 2017 period. Consulting fees increased for the year ended December 31, 2018, as the Company had engaged various consultants to assist the Company in strategic planning regarding the Company’s current operations and future growth plans.

Advertising and promotional expenses increased for the year ended December 31, 2018, compared to the year ended December 31, 2017, as a result of the Company distributing product samples to distributors and dispensaries in California as part of a marketing campaign regarding a product launch and introduction.

Rent and occupancy costs were $49,166 and $101,279 for the years ended December 31, 2018, and 2017, respectively. The decreases were primarily due to the 2017 periods included:

•	a five (5) year lease, beginning February 1, 2107, for approximately 6,000 square feet of office space, comprised of two floors, in San Juan, Puerto Rico. Pursuant to the lease, the Company was to pay $3,000 per month for one floor for the first year of the lease. The rent was to increase 3% per year on February beginning in 2018 and an additional 3% per year on each successive February 1, during the term of the lease. The landlord agreed that for the month of February 2017, the rent was $1,500. The rent for the other floor was to be $2,000 per month during the term of the lease and the Company did not have any rent payments for the first three months of the lease (February 2017 through April 2017). The Company is straight lining the total lease payments over the term of the lease and for the year ended December 31, 2017 has recorded $45,017 rent expense. The leases for the second and third floor were cancelled in September 2017 as a result of Hurricane Irma. There was no rent expense recorded for these leases for the year ended December 31, 2018.

•	In December 2016, the Company signed a one- year lease for office space in San Juan, Puerto Rico. The lease required monthly base rent of $800 for the months of December 2016 through February 2017, and $900 per month for the months of March 2017 through November 2017. Effective May 15, 2017, the Company terminated this lease. For the year ended December 31, 2017 the Company has included $4,119 of rent expense related to this lease. The lease was cancelled in September 2017 as a result of Hurricane Irma. There was no rent expense recorded for this lease for the year ended December 31, 2018.

•	On December 1, 2016, the Company signed a one (1) year lease for a corporate apartment in Puerto Rico for $5,500 per month. For the year ended December 31, 2017, the Company has included $44,000 of rent expense related to this lease. The lease was cancelled in September 2017 as a result of Hurricane Irma. There was no rent expense recorded for these leases for the three and nin3e months ended September 30, 2018.

Leased property available for sub-lease and property maintenance costs were $294,995 ($96,000 related) and $41,546 for the years ended December 31, 2018, and 2017, respectively. For the year ended December 31, 2018, the Company made lease payments of $96,000 for their lease with Mr. Friedman for, the "420 Style" resort and estate property approximately one hour outside of Quebec City, Canada. For the year ended December 31, 2018, the Company also had renovation and other expenses of $169,295, for this property, as well as $29,700 for costs associated with acquiring and transferring licenses related to other property the Company leases. The 2017 costs were comprised of leased real estate. On April 28, 2014, the Company executed a 10- year lease agreement for 20 acres of an agricultural farming facility located in South Florida. The Company has recorded $38,244 of expense for the year ended December 31, 2017. The Company is currently in default of the lease agreement, as rents have not been paid for the second year of the lease beginning May 2015.

General and other administrative costs for the year ended December 31, 2018, increased to $160,522, from $146,923 for the year ended December 31, 2017. The costs are comprised of public company expenses (including transfer agent fees, filing fees, press releases and other) and general office expenses. The significant expenses is comprised of the following:

Description	2018	2017
Filing fees and transfer agent fees	$19,158	$15,913
Other taxes	7,596	8,182
Depreciation	38,104	15,516
Telephone, internet and website expenses	15,964	39,738
Investor relations	24,311	25,508
Office supplies and expense	8,279	9,866
Other general and other administrative	47,110	32,200
Total	$160,522	$146,923

Other Income (Expense), Net

Other expense, net, for the year ended December 31, 2018, was $57,395 compared to $7,423,327 for the year ended December 31, 2017. Other expense, net, for the year ended December 31, 2018, included a decrease in the fair value of derivatives of $2,880,913, offset by interest expense of $2,724,307, the losses on impairment of investments of $131,000, debt settlement loss of $58,759 and a loss on legal matter of $24,242. Other expense, net, for the year ended December 31, 2017, included an increase on the fair value of derivatives of $4,986,057, interest expense of $1,873,198, losses on legal matter and debt settlement of $399,291 and $114,781, respectively and a loss on investments of $50,000.

Interest expense increased in the current period and was comprised of:

	Year ended December 31,
	2018	2017
Interest on face value and other	$206,485	$92,147
Prepayment interest and other	883	65,000
Amortization of note discount	2,407,751	1,587,831
Amortization of deferred financing fees	109,188	128,220
Total	$2,724,307	$1,873,198

Liquidity and Capital Resources.

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2018, we had cash and cash equivalents of $77,016, a decrease of $227,873, from $304,889 as of December 31, 2017. At December 31, 2018, we had current liabilities of $3,519,714 (including $1,561,232 of non-cash derivative liabilities) compared to current assets of $115,709 which resulted in working capital deficit of $3,404,005. The current liabilities are mostly comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities and notes payable.

Currently, we have limited operating capital. The Company anticipates that it will require a minimum of $2,000,000 of working capital to complete substantially all of its desired business activity for the next twelve months, including bringing new products to market. The Company has earned limited revenue from its business operations. Our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and, to date, the revenues generated from our business operations have not been sufficient to fund our operations or planned growth. As noted above, we will require additional capital to continue to operate our business, and to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our operations, business development and financial results.

For the year ended December 31, 2018, net cash used in operating activities was $1,260,492 compared to $1,228,835 for the year ended December 31, 2017. The Company had a net loss for the year ended December 31, 2018, of $1,412,278 primarily attributable to a gain of $3,386,723 in the change of the fair value of derivative liabilities, offset by non-cash expenses of the initial derivative liability expense of $505,912 on new convertible notes and warrants issued and the amortization of discounts and financing fees on convertible notes of $2,516,937, losses on impairment of investments of $115,000, debt settlement of $58,759 and legal matter of $24,242, depreciation expense of $38,104 and.stock based compensation of $120,450.

The net loss for the year ended December 31, 2017, of $9,153,310 was offset by non- cash expenses of $2,223,824 for the initial fair value of derivative liabilities, the change in fair values of derivative liabilities of $2,762,231, the amortization of discounts on convertible notes of $1,587,831, stock- based compensation of $520,600 and amortization of deferred financing costs of $128,220. Changes in operating assets and liabilities that reduced cash used in operating activities were in the aggregate $602,246.

During the year ended December 31, 2018, net cash used in investing activities was $109,323 compared to $397,651 for the year ended December 31, 2017. For the period ending December 31, 2018, the Company purchased furniture and equipment of $34,223 compared to $187,651 for the year ended December 31, 2017. For the years ended December 31, 2018, and 2017, the Company expended $75,000 and $210,000, respectively, to invest in two separate five- year exclusive licensing and operation agreements.

Net cash provided by financing activities was $1,141,942 and $1,864,115 for the years ended December 31, 2018, and 2017, respectively. The 2018 activity was comprised of proceeds received related to the issuance of convertible promissory notes of $925,000 and $425,000 related to Stock Purchase Agreements with St. George. The Company also made payments of $178,058 of principal and accrued interest on convertible promissory notes and $30,000 on notes payable. The 2017 activity was comprised of proceeds received related to the issuance of convertible promissory notes of $1,678,494 and $545,000 related to Stock Purchase Agreements with St. George. The Company also made payments of $322,879 on convertible promissory notes and $36,500 on notes payable.

For the year ended December 31, 2018, cash and cash equivalents decreased by $227,873 compared to an increase of $237,629 for the year ended December 31, 2017. Ending cash and cash equivalents at December 31, 2018, was $77,016 compared to $304,889 at December 31, 2017.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the years ended December 31, 2018 and 2017.

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

Accounts Receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of December 31, 2018, and December 31, 2017, based on the above criteria, the Company has an allowance for doubtful accounts of $43,408.

Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow- moving inventory is made based on management analysis or inventory levels and future sales forecasts.

Notes receivable

As of December 31, 2018, the Company has recorded notes receivable the following:

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of December 31, 2018, there were warrants and options to purchase 249,478 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 5,292,896 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

Accounting for Stock-Based Compensation

The Company accounts for stock awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Stock awards granted to non-employees are valued at their respective measurement dates based on the trading price of the Company’s common stock and recognized as expense during the period in which services are provided. For the years ended December 31, 2018, and 2017, the Company recorded stock- based compensation of $120,450 and $520,600, respectively.

The independent auditors’ reports on our financial statements for the years ended December 31, 2018 and 2017 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 10 to the consolidated financial statements filed herein.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2018, disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) . As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2018, as described below.

We assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

  Lack of Control Procedures : Due to the Company not having formal Control procedures related to the approval of related party transactions.

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties : We have an inadequate number of personnel to properly implement control procedures.

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

Identification of directors and executive officers .

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors:

Name	Age	Positions Held and Tenure
Suneil Singh Mundie	31	Interim Chief Executive Officer and Sole Director

Suneil Singh Mundie, Interim Chief Executive Officer has extensive experience providing advisory services to the Cannabis industry. He has advised both privately and publicly held Canadian and U.S. companies. His focus has been on restructuring and recapitalization. Mr. Mundie has been responsible for raising over $50 million dollars for companies in the Cannabis space. Additionally, Mr. Mundie specializes in providing both retail and institutional financing in the form of both equity and debt as well as advising on IPO and RTO processes. He has forged relationships with many of the industry's key figures during his time in the sector. Mr. Mundie graduated with a Bachelor's degree from the University of British Columbia.

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

Corporate Governance

During the quarter ended December 31, 2018, there were no material changes to procedures by which security holders may recommend nominees to our board of directors.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Upon information and belief, our former CEO did not file a Form 4 upon cancelling to Treasury 23,300,000 shares of common stock on May 18, 2018, the receipt of 25,000,000 shares of common stock issued on June 25, 2018, and the disposition of the same 25,000,000 shares of common stock on September 5, 2018. Additionally, the Company does not know if Mr. Friedman sold any shares in the public market during 2018.

ITEM 11. EXECUTIVE COMPENSATION.

The following tables set forth all of the compensation awarded to, earned by or paid to: (i) each individual serving as our principal executive officer; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2018, and who received in excess of $100,000.

  Summary Compensation Table

Name & Principal Position	Year	Salary	Stock Awards (2)	Option Awards	All Other Compensation (3)	Total
B. Michael Friedman (1)	2018	$150,000	$22,950	$—	$142,900	$315,850
Former Chief Executive Officer and Chief Financial Officer	2017	$150,000	$301,000	$—	$30,500	$481,500

(1)

Mr. Friedman resigned as a director of the Company effective December 10, 2018 and as CEO on December 11, 2018. Effective January 1, 2013, the Company agreed to an annual compensation of $150,000 for Mr. Friedman.

(2)	On June 25, 2018, the Company issued 8,500 shares to Mr. Friedman. The Company recorded an expense of $22,950 (based on the market price of the Company’s common stock of $2.70 per share) for 8,500 shares and is included in management fees in the consolidated statements of operations for the year ended December 31, 2018. On January 30, 2017, the Company issued 50,000 shares of common stock to the Company’s CEO. The shares were issued for services performed as the sole Officer and director of the Company since November 2014. The Company valued the shares at $6.02 per share (the market price of the common stock) and for the year ended December 31, 2017, recorded stock compensation expense, management, of $301,000.
(3)	During the year ended December 31, 2018, the Company paid Mr. Friedman $96,000 for rent of the “420 Style” Canadian property and $46,900 to an investor relations firm that Mr. Friedman controls. During the year ended December 31, 2017, the Company paid the investor relations firm $30,500.

We do not presently have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our directors and officers.

Employment Agreements; Termination of Employment and Change of Control Arrangements

On December 12, 2018, the Company entered into an Employment and Board of Directors Agreement (the “Employment Agreement”) with Mr. Mundie, pursuant to which Mr. Mundie will serve as Interim Chief Executive Officer for an initial six- month term. Mr. Mundie’s employment is terminable by him or the Company at any time (for any reason or for no reason) with a ninety-day notice from either party to the other. Pursuant to the Employment Agreement, Mr. Mundie will receive a base salary of $90,000 per annum. In the event that Mr. Mundie’s employment is terminated within three months of commencing employment with the Company and such termination is not due to Mr. Mundie’s voluntary resignation (other than at the request of the Board or the majority shareholders of the Company), Mr. Mundie will be entitled to continued payment of his base salary for the remainder of the Agreement. In addition to the base salary, the Company will grant to Employee seventy- five thousand (75,000) shares of the Company's common stock in Employee's name to be held in escrow for the benefit of Employee (the "Company Common Stock"). The Company shall release twenty-five thousand (25,000) shares of Company's Common Stock, and such shares shall then immediately vest on the six-month anniversary of the Agreement (e.g., June 12, 2019) and the Company shall release the remaining fifty thousand (50,000) shares of the Company’s common stock, and such shares shall then immediately vest in favor of the Employee, if Mr. Mundie is the Interim CEO or CEO of the Company on December 15, 2019.

Outstanding Equity Awards at Fiscal Year-End

Other than the awards included in the Summary Compensation Table above, no executive officer received any equity awards during 2018, or holds exercisable or unexercisable options, as of December 31, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of May 3, 2019, by: (1) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock; (2) each of the named executive officers as defined in Item 402(m)(2); (3) each of the Company’s directors; and (4) all of the Company’s executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

	Common Stock		Series B Preferred Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Suneil S Mundie	-0-	-0-	-0-	-0-
777 Brickell Avenue, Suite 500
Miami, FL 33131

B. Michael Friedman 777 Brickell Avenue, Suite 500 Miami, FL 33131	51,634	0.8%	1,000	100%

All directors and executive officers as a group – 1 person	-0-	-0-	-0-	-0-%

(1)	Based on a total of an aggregate of 6,538,578 shares of common stock outstanding.
(2)	Based on 1,000 shares of Series B preferred stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Management fees

Effective January 1, 2013, the Company agreed to an annual compensation of $150,000 for its former CEO, Mr. Friedman (resigned December 11, 2018). For the years ended December 31, 2018, and 2017, the Company recorded expenses to its officers the following amounts:

	2018	2017
Mr. Friedman	$150,000	$150,000

Of the above amounts $120,000 is included each year in Administrative and management fees and $30,000 each year is included in cost of sales.

As of December 31, 2018, and 2017, the Company owed to its officers the following amounts, included in Due to related party on the Company’s consolidated balance sheet:

	2018	2017
Mr. Friedman	$1,283	$7,715

Effective June 26, 2015, the Company issued 1,000 shares of Class B Preferred Stock (super voting rights, non-convertible securities) to Mr. Friedman, resulting in Mr. Friedman having majority control in determining the outcome of all corporate transactions subject to vote, including the election of officers.

On June 25, 2018, the Company issued 8,500 shares to Mr. Friedman. The Company recorded an expense of $22,950 (based on the market price of the Company’s common stock of $2.70 per share) for 8,500 shares and is included in management fees in the consolidated statements of operations for the year ended December 31, 2018.

On January 30, 2017, the Company issued 50,000 shares of common stock to the Company’s CEO. The shares were issued for services performed as the sole Officer and director of the Company since November 2014. The Company valued the shares at $6.02 per share (the market price of the common stock) and for the year ended December 31, 2017, recorded stock compensation expense, management, of $301,000.

Agreements with prior management

In December 2011 the Company issued a $50,000 convertible promissory note as part of a guaranty fee due to a Company that is affiliated with a former officer of the Company. Terms of the note include an eight percent per annum interest rate and the note matured on the one- year anniversary on December 20, 2012. Additionally, the holder of the Note has the right to convert the note into shares of common stock of the Company at a conversion price equal to eighty percent (80%) of the lowest closing bid price of the common stock within five (5) days of the conversion. On March 31, 2013, the Company and the noteholder elected to convert the remaining balance of the note of $32,000 and accrued and unpaid interest of $6,060 into 369,928 shares of common stock.

Also, in December 2011, the Company agreed to pay an additional $50,000 in common stock, which is included in accounts payable and accrued expenses on the December 31, 2016 and 2015 balance sheets.

Amounts Due from 800 Commerce, Inc.

As of December 31, 2012, the Company owned 60,000 shares of 800 Commerce’s (now known as Petrogress, Inc.) common stock, representing approximately 32% of 800 Commerce’s outstanding common stock. Effective September 4, 2013, Agritek distributed the 60,000 shares of the Company’s common stock to their shareholders of record as of September 3, 2013. Through February 29, 2016, the Company and 800 Commerce were commonly controlled due to common management and board members. 800 Commerce owes Agritek $282,947 and $236,759 as of February 29, 2016 and December 31, 2015, respectively, as a result of advances received from or payments made by Agritek on behalf of 800 Commerce. In February 2016, the Company entered into a Debt Settlement Agreement (the “Settlement Agreement”) with Petrogress, Inc. whereby the Company accepted 11,017 shares of common stock of Petrogress in settlement of the amount due. Based on the market value of the Petrogress common stock on the date of the Settlement Agreement, the Company recognized a loss of $266,422 for the year ended December 31, 2015. Based on the market price of the Petrogress common stock as of December 31, 2018, and 2017, the Company recorded an unrealized loss on marketable securities of $33,159 and a gain of $2,093 for the years ended December 31, 2018, and 2017, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by our auditors for the years ended December 31, 2018 and 2017.

	2018	2017
Audit Fees	$29,500	$33,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$29,500	$33,000

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board. All audit and permissible non-audit services provided by the auditors with respect to 2018 and 2017 were pre-approved by the board of directors.

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

Agritek Holdings, Inc.

By:	/s/ Suneil S Mundie
Suneil S Mundie
Interim Chief Executive Officer

Date:	May 3, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Suneil S Mundie	Interim Chief Executive Officer, President and Director (principal executive officer and principal accounting officer)	May 3, 2019
Suneil s Mundie

AGRITEK HOLDINGS, INC.

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Agritek Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Agritek Holdings, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Houston, TX

May 3, 2019

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$77,016	$304,889
Marketable Securities	8,703	41,862
Accounts receivable, net	1,990	—
Inventory, net	—	10,000
Prepaid assets and other	28,000	48,500
Total current assets	115,709	405,251

Notes receivable	170,000	210,000
Property and equipment, net of accumulated depreciation of $61,928 (2018) and $23,824 (2017)	282,633	286,415
Security deposit and other	825	13,825
Total assets	$569,167	$915,491

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,190,668	$1,089,333
Due to related party	1,283	7,715
Customer deposits	2,400	2,400
Deferred rent	24,916	24,916
Convertible notes payable, net of discount of $217,293 (2018) and $494,193 (2017)	717,715	485,250
Derivative liabilities	1,561,232	5,416,830
Note payable, current portion	21,500	51,500
Total current liabilities	3,519,714	7,077,944

Commitments and Contingencies

Stockholders' Deficit:
Series B convertible preferred stock, $0.01 par value; 1,000,000 shares authorized, and 1,000 shares issued and outstanding	10	10
Common stock, $.0001 par value; 1,500,000,000 shares authorized; 5,628,475 (2018) and 3,618,402 (2017) shares issued and outstanding	563	362
Common stock to be issued	30	26
Additional paid-in capital	24,047,027	19,389,888
Accumulated comprehensive gain (loss)	(7,822)	25,337
Accumulated deficit	(26,990,355)	(25,578,077)
Total stockholders' deficit	(2,950,547)	(6,162,454)
Total liabilities and stockholders' deficit	$569,167	$915,491

See notes to consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2018	2017
Consulting and other income	$—	$48,000
Product revenue	3,339	2,000
Total revenue	3,339	50,000
Cost of revenue, includes $30,000 related party for 2018 and 2017	61,168	64,000
Gross loss	(57,829)	(14,000)

Operating Expenses:
Management fees, includes $22,950 (2018) and $301,000 (2017) related party stock compensation	142,950	421,000
Administrative fees, includes related party expenses of $57,000 (2018) and $48,000 (2017)	65,415	83,200
Professional and consulting fees, includes stock-based compensation of $97,500 (2018) and $220,600 (2017), and related party expenses of $46,900 (2018) and $30,500 (2017)	383,664	730,357
Rent and other occupancy costs	49,166	101,279
Leased property expense, includes related party expense of $96,000 (2018)	294,996	41,546
Advertising and promotion	60,842	54,927
Travel and entertainment	139,499	136,751
Other general and administrative expenses	160,522	146,923

Total operating expenses	1,297,054	1,715,983

Operating loss	(1,354,883)	(1,729,983)

Other Income (Expense):
Loss on debt settlement	(58,759)	(114,781)
Loss on legal matter	(24,242)	(399,291)
Impairment of investments	(131,000)	(50,000)
Interest expense	(2,724,307)	(1,873,198)
Derivative liability income (expense)	2,880,913	(4,986,057)

Total other income (expense), net	(57,395)	(7,423,327)

Net loss	$(1,412,278)	$(9,153,310)

Unrealized gain (loss) on marketable securities	(33,159)	2,093
Net comprehensive loss	$(1,445,437)	$(9,151,217)

Basic and diluted loss per share	$(0.34)	$(2.88)

Weighted average number of common shares outstanding
Basic	4,124,863	3,178,254

See notes to consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common stock		Common stock to be issued		Series B Preferred stock		Additional Paid-in	Accumulated Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain	Deficit	Deficiency
Balances, January 1, 2017	2,004,337	$201	—	—	1,000	$10	$13,804,699	$23,244	$(16,424,767)	$(2,596,613)

Common stock issued upon conversion of convertible debt and accrued interest	972,798	98	—	—	—	—	1,439,996	—	—	1,440,094

Common stock issued for additional interest on convertible notes	6,596	1	—	—	—	—	16,093	—	—	16,094

Common stock issued upon settlement of accounts payable	10,000	1	—	—	—	—	55,699	—	—	55,700

Issuance of common stock investment in Canadian property	25,000	3	—	—	—	—	61,497	—	—	61,500

Common stock issued for services, related party	50,000	5	—	—	—	—	300,995	—	—	301,000

Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—

Issuance of common stock for services	35,000	4	—	—	—	—	158,096	—	—	158,100

Settlement of derivatives	—	—	—	—	—	—	3,007,887	—	—	3,007,887

Common stock to be issued pursuant to Stock Purchase Agreements	—	—	262,872	26	—	—	544,974	—	—	545,000

Common stock previously cancelled on Company's records	75,000	8	—	—	—	—	(8)	—	—	—

Common stock issued upon cashless warrant exercises	439,671	44	—	—	—	—	(44)	—	—	—

Unrealized gain on marketable securities	—	—	—	—	—	—	—	2,093	—	2,093

Net loss	—	—	—	—	—	—	—	—	(9,153,310)	(9,153,310)

Balances, December 31, 2017	3,618,402	362	262,872	26	1,000	10	19,389,888	25,337	(25,578,077)	(6,162,454)

Common stock issued upon conversion of convertible debt and accrued interest	1,676,665	168	—	—	—	—	1,006,092	—	—	1,006,260

Settlement of derivatives	—	—	—	—	—	—	3,105,639	—	—	3,105,639

Common stock to be issued pursuant to Stock Purchase Agreements	—	—	55,028	6	—	—	424,995	—	—	425,001

Common stock issued upon cashless warrant exercises	284,258	28	—	—	—	—	(28)	—	—	—

Common stock issued for services	33,500	3	—	—	—	—	120,447	—	—	120,450

Unrealized loss on marketable securities	—	—	—	—	—	—	—	(33,159)	—	(33,159)

Common stock issued for stock payable	15,649	2	(15,649)	(2)	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	(1,412,278)	(1,412,278)

Balances, December 31, 2018	5,628,475	$563	302,251	30	1,000	$10	$24,047,027	$(7,822)	$(26,990,355)	$(2,950,547)

See notes to consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
Cash flow from operating activities:
Net loss	$(1,412,278)	$(9,153,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	120,450	520,600
Common stock issued for additional interest to convertible noteholder	—	16,091
Amortization of deferred financing costs	109,186	128,220
Impairment of investments	115,000	50,000
Loss on legal settlement	24,242	—
Loss on debt settlement	58,759	17,916
Depreciation	38,104	15,516
Initial expense for fair value of derivative liabilities	505,912	2,223,824
Amortization of discounts on convertible notes	2,407,751	1,587,831
Change in fair values of derivative liabilities	(3,386,723)	2,762,231
Changes in operating assets and liabilities:
Increase in :
Accounts receivable	(1,990)	—
Inventory	10,000	(10,000)
Prepaid assets and other	20,500	(38,500)
Security deposit	13,000	(13,000)
Increase (decrease) in:
Accounts payable and accrued expenses	124,023	685,361
Due to related party	(6,432)	(46,531)
Deferred rent	—	24,916
Net cash used in operating activities	(1,260,492)	(1,228,835)

Cash flows from investing activities:
Purchase of property, equipment and furniture	(34,323)	(187,651)
Purchase of notes receivable	(75,000)	(210,000)
Net cash used in investing activities	(109,323)	(397,651)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	925,000	1,678,494
Payments made of principal and interest on convertible notes	(178,058)	(322,879)
Payments made on note payable	(30,000)	(36,500)
Proceeds from sale of common stock to be issued	425,000	545,000
Net cash provided by financing activities	1,141,942	1,864,115

Net increase (decrease) in cash and cash equivalents	(227,873)	237,629

Cash and cash equivalents, Beginning	304,889	67,260

Cash and cash equivalents, Ending	$77,016	$304,889

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,811	$1,275
Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Stock issued for stock payable	$2	$—
Discount from derivatives	$2,130,851	$1,824,892
Accrued interest converted into convertible note	$—	$6,398
Conversion of notes payable and interest into common stock	$1,006,260	$1,440,093
Change in fair value for available for sale marketable securities	$(33,159)	$2,093
Issuance of note payable as part of land acquisition	$—	$88,000
Settlement of derivatives	$3,105,639	$3,007,887
Stock issued for settlement of accounts payable	$—	$37,784
Stock issued for cashless exercise	$28	$44

See notes to consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

On March 26, 2019, we implemented a 1-for-200 reverse stock split of our common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective in the stock market upon commencement of trading on March 26, 2019. As a result of the Reverse Stock Split, every two-hundred shares of our Pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. No fractional shares were issued in connection with the Reverse Stock Split, and any fractional shares were rounded up to the nearest whole share. The number of shares of common stock subject to outstanding options, warrants and convertible securities were also reduced by a factor of two-hundred as of March 26, 2019. All historical share and per share amounts reflected throughout this report have been adjusted to reflect the Reverse Stock Split. The authorized number of shares and the par value per share of our common stock were not affected by the Reverse Stock Split.

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

Accounts Receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of December 31, 2018, and December 31, 2017, based on the above criteria, the Company has an allowance for doubtful accounts of $43,408.

Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management analysis or inventory levels and future sales forecasts.

Notes receivable

	December 31, 2018	December 31, 2017
Client 1	$170,000	$110,000
Client 2	—	100,000
Total	$170,000	$210,000

•	Note receivable from Client 1 is pursuant to a five (5) year operational and exclusive licensing agreement with a third party who leases a 15,000-sq. ft. approved cultivation facility located in San Juan, Puerto Rico (see Note 10).
• Note receivable from Client 2 is pursuant to a five (5) year operational and exclusive licensing agreement with a third party who leases a 10,000-sq. ft. approved cultivation facility located in Washington State (see Note 10). During the year ended December 31, 2018, the Company made an additional advance of $15,000, and as of December 31, 2018, the Company recorded an allowance of $115,000 for impairment.

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

Property and Equipment

Property and equipment are stated at cost, and except for land, depreciation is provided by use of a straight-line method over the estimated useful lives of the assets. The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. In February, 2017, the Company entered into a land purchase contract to acquire approximately 80 acres including water and mineral rights. The total cost of the land was $129,555. The Company paid $41,554 at closing and issued a note payable for $88,000. The Company is on the deed of trust of the property with a remaining note balance of $21,500 and $51,500 due the seller as of December 31, 2018, and 2017, respectively. The estimated useful lives of property and equipment are as follows:

Furniture and equipment	5 years
Manufacturing equipment	7 years

The Company's property and equipment consisted of the following at December 31, 2018, and 2017:

	December 31, 2018	December 31, 2017
Furniture and equipment	$215,006	$180,684
Land	129,555	129,555
Accumulated depreciation	(61,928)	(23,824)
Balance	$282,633	$286,415

Depreciation expense of $38,104 and $15,516 was recorded for the years ended December 31, 2018, and 2017, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Deferred rent

The Company calculates the total cost of the lease for the entire lease period and divides that amount by the number of months of the lease. The result is the average monthly expense and is charged to rent expense with the offset to deferred rent, irrespective of the actual amount paid. The amounts paid are charged to the deferred rent account. As of December 31, 2018, and 2017, the Company has a balance of $24,916 in deferred rent which is included in the consolidated balance sheet.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the years ended December 31, 2018, and 2017.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2018, and 2017, for each fair value hierarchy level:

December 31, 2018	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$5,416,830	$5,416,830
December 31, 2017
Level I	$—	$—
Level II	$—	$—
Level III	$5,416,830	$5,416,830

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of December 31, 2018, there were warrants and options to purchase 249,478 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 5,292,896 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

Accounting for Stock-Based Compensation

The Company accounts for stock awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Stock awards granted to non-employees are valued at their respective measurement dates based on the trading price of the Company’s common stock and recognized as expense during the period in which services are provided. For the years December 31, 2018, and 2017, the Company recorded stock- based compensation of $120,450, and $520,600, respectively, (see Note 9).

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

Advertising

The Company records advertising costs as incurred. For the years ended December 31, 2018, and 2017, advertising expense was $60,842 (including $46,900 related party expense) and $54,927 (including $30,500 related party expense), respectively.

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

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as of December 31, 2018, and 2017, as outlined below:

	December 31, 2018	December 31, 2017
Beginning balance	$41,862	$39,769
Unrealized gain (loss) marked to fair value	(33,159)	2,093
Ending balance	$8,703	$41,862

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

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at December 31, 2018, and 2017:

	December 31, 2018	December 31, 2017
Vendor deposits	$28,000	$46,000
Investor relations	—	2,500
Total prepaid expenses	$28,000	$48,500

Note 6– Concentration of Credit Risk

Cash

Financial   instruments   that   potentially   subject   the   Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances.

Note 7 – Note Payable

Note Payable Land

On March 18, 2014, in conjunction with the land purchase of 80 acres in Pueblo County, Colorado, the Company paid $36,000 cash and entered into a promissory note in the amount of $85,750. In November 2015, the Company was made aware that the land transaction regarding 80 acres in Pueblo County, Colorado, may not have been properly deeded to the Company. The company was a party to the land purchase, however, the second party to the land contract never filed the original quit claim deed on behalf of the Company, even though a copy of the notarized quit claim deed was sent to the Company. In February, 2017, the original owner of the 80 acres foreclosed on the property from the second party and the Company entered into a new land purchase contract (including water and mineral rights) directly with the landowner on February 7, 2017. The Company is on the deed of trust of the property and as of and December 31, 2018, and 2017, the note balance is $21,500 and $51,500, respectively.

Note 8 – Convertible Debt

2016 Convertible Notes

On October 31, 2016, the Company entered into a Convertible Promissory Note ("St. George 2016 Notes") for $555,000 to St. George Investments, LLC. (“St. George”) which included a purchase price of $500,000 and transaction costs of $5,000 and OID interest of $50,000. On October 31, 2016, the Company received $100,000 and recorded $115,000 as convertible note payable, including $5,000 of transaction costs and $10,000 OID interest. St. George also issued to the Company eight secured promissory notes, each in the amount of $50,000. All or any portion of the outstanding balance of the St. George 2016 Notes may be prepaid, without penalty, along with accrued but unpaid interest at any time prior to maturity. The Company has no obligation to pay St. George any amounts on the unfunded portion of the St. George 2016 Notes. The St. George 2016 Note bears interest at 10% per annum (increases to 22% per annum upon an event of default) and is convertible into shares of the Company’s common stock at St. George’s option at a price of $0.05 per share. On December 14, 2016, St. George funded one of the secured promissory notes issued to the Company. During the year ended December 31, 2017, St. George funded the remaining secured promissory notes issued to the Company, of which $177,684 was used as part of the Company’s debt consolidation plan. During the year ended December 31, 2018, the Company issued 166,224 shares of common stock upon the conversion of $175,120 of principal and $12,380 accrued and unpaid interest on the note. The shares were issued at approximately $1.128 per share. On July 5, 2018, St. George sold the remaining balance of the 2016 Note of $138,124 to L2 Capital, LLC (“L2”, see below). The principal and interest balance of the note as of December 31, 2018, and 2017, was $-0- and $313,244, respectively.

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

2017 Convertible Notes

On January 24, 2017, the Company completed the closing of a private placement financing transaction with Cerberus, pursuant to a Securities Purchase Agreement (the “Cerberus Purchase Agreement”). Pursuant to the Cerberus Purchase Agreement, Cerberus purchased an 8% Convertible Debenture (the “Cerberus Debenture”) in the aggregate principal amount of $63,000, and delivered on January 25, 2017, gross proceeds of $60,000 excluding transaction costs, fees, and expenses. During the year ended December 31, 2017, the Company recorded a debt discount of $60,000 and recorded amortization expense of $10,833. As of December 31, 2018, the note was paid in full. Also, on January 24, 2017, the Company issued to Cerberus, a back-end note under the same terms and conditions, in the amount of $63,000. On June 30, 2017, the back-end note was funded upon receipt of $60,000, excluding transaction costs, fees, and expenses. During the year ended December 31, 2018, the Company redeemed the back- end note. The principal balance of the back-end- note as of December 31, 2018, and 2017, was $-0- and $63,000, respectively. The Company recorded a repayment loss of $20,790 and is included in Loss on debt settlement for the year ended December 31, 2018.

On February 1, 2017, the Company completed the closing of a private placement financing transaction with Power Up Lending Group, LTD (“Power Up”), pursuant to a Securities Purchase Agreement (the “Power Up Purchase Agreement”). Pursuant to the Power Up Purchase Agreement, Power Up purchased an 12% Convertible Debenture (the “Power Up Debenture”) in the aggregate principal amount of $140,000, and delivered on February 3, 2017 (the “Funding Date”), gross proceeds of $136,500 excluding transaction costs, fees, and expenses. Principal and interest on the Power Up Debentures is due and payable on November 5, 2017, and the Power Up Debenture is convertible into shares of the Company’s common stock beginning six months from the Funding Date, at a VCP. The VCP is calculated as the average of the three (3) lowest closing bid price during the ten (10) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. During the year ended December 31, 2017, the Company recorded a debt discount of $136,500 and during the year ended December 31, 2017, recorded amortization expense of $136,500. The Company may prepay the Power Up Debenture, subject to prior notice to the holder within an initial 30-day period after issuance, by paying an amount equal to 120% multiplied by the amount that the Company is prepaying. For each additional 30-day period the amount being prepaid is multiplied by an additional 5%, up to a maximum of 140% on the 180th day from issuance. Beginning on the 180th day after the issuance of the Debentures, the Company is not permitted to prepay the Debenture, so long as the Debenture is still outstanding, unless the Company and the holder agree otherwise in writing. On June 23, 2017, the Company accepted and agreed to Assignment Agreements (‘AA”), whereby, Power Up assigned $70,000 of their note to LG, and $70,000 of their note to Cerberus. As part of the AA, the Company agreed to pay Power Up $65,000. The Company issued an 8% Replacement Note to LG for $73,198 (the “First Power Up Replacement Note”), and an 8% Replacement Note to Cerberus for $73,198 (the “Second Power Up Replacement Note”) The First and Second Power Up Replacement Notes were due June 23, 2018 and were convertible into shares of the Company’s common stock at any time at the discretion of LG and Cerberus, respectively, at a VCP. The VCP is calculated as the lowest trading price during the eighteen (18) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. During the year ended December 31, 2017, the Company issued 63,607 shares of common stock upon the conversion of $73,198 of principal and $967 accrued and unpaid interest on the First Power Up Replacement Note. The shares were issued at approximately $1.166 per share. The principal balance of the First Power Up Replacement Note as of December 31, 2017 was $-0-. During the year ended September 30, 2018, the Company redeemed the back- end note, and recorded a loss of $24,155 and is included in Loss on debt settlement for the year ended December 31, 2018. The principal balance of the Second Power Up Replacement Note as of December 31, 2018, and 2017, was $-0- and $73,199 respectively.

On February 24, 2017, the Company completed the closing of a private placement financing transaction with Cerberus, pursuant to a Securities Purchase Agreement (the “Cerberus Purchase Agreement”). Pursuant to the Cerberus Purchase Agreement, Cerberus purchased an 8% Convertible Debenture (the “Cerberus Debenture”) in the aggregate principal amount of $17,500, and delivered on February 27, 2017, gross proceeds of $16,000 excluding transaction costs, fees, and expenses. During the year ended December 31, 2018, the Company redeemed the note. The principal and interest balance of the note as of December 31, 2018, and 2017, was $-0- and $17,500, respectively. Also, on February 24, 2017, the Company issued to Cerberus, a back-end note under the same terms and conditions, in the amount of $17,500. On December 7, 2017, the back-end note was funded upon receipt of $16,000, excluding transaction costs, fees, and expenses. During the year ended December 31, 2018, the Company redeemed the back- end note. The principal balance of the back-end- note as of December 31, 2018, and 2017, was $-0- and $17,500, respectively. The Company recorded a repayment loss of $11,550 on the redemption of the debenture and back-end note and is included in Loss on debt settlement for the nine months ended December 31, 2018.

On December 20, 2017, the Company entered into a Convertible Promissory Note ("St. George 2017 Notes") for $1,105,000 to St. George which includes a purchase price of $1,000,000 and transaction costs of $5,000 and OID interest of $100,000. On December 21, 2017, the Company received $200,000 and recorded $225,000 as convertible note payable, including $5,000 of transaction costs and $20,000 OID interest. St. George also issued to the Company four secured promissory notes, each in the amount of $200,000. All or any portion of the outstanding balance of the St. George 2017 Notes may be prepaid, without penalty, along with accrued but unpaid interest at any time prior to maturity. The Company has no obligation to pay St. George any amounts on the unfunded portion of the St. George 2017 Notes. The St. George 2017 Note bears interest at 10% per annum (increases to 22% per annum upon an event of default) and is convertible into shares of the Company’s common stock at St. George’s option at a price of $0.05 per share. On December 27, 2017, St. George funded $250,000 of the secured promissory notes issued to the Company, and the Company recorded $270,000 as convertible note payable, including $20,000 OID interest, $242,060 of the funding was used as part of the Company’s debt consolidation plan. During the year ended December 31, 2017, the Company recorded debt discounts of $450,000. During the year ended December 31, 2018, St. George funded $350,000 of the secured promissory notes issued to the Company, of which $236,817 was used as part of the Company’s debt consolidation plan, and the Company recorded $390,000 as convertible note payable, including $40,000 OID interest. On July 5, 2018, St. George sold the remaining principal balance of the 2017 Note of $885,000 to L2 (see below). During the year ended December 31, 2018, the Company amortized $833,363 of debt discount to amortization expense. As of December 31, 2018, and 2017, the unamortized note discounts were $-0- and $529,068, respectively. The principal and interest balance of the St George 2017 Note as of December 31, 2018, and 2017, was $-0- and $495,926 respectively.

2018 Convertible Notes

On May 4, 2018, the Company completed the closing of a private placement financing transaction with Power Up Lending Group, LTD (“Power Up”), pursuant to a Securities Purchase Agreement (the “Power Up Purchase Agreement”). Pursuant to the Power Up Purchase Agreement, Power Up purchased an 12% Convertible Debenture (the “Power Up Debenture”) in the aggregate principal amount of $78,000, and delivered on May 11, 2018 (the “Funding Date”), gross proceeds of $75,000 excluding transaction costs, fees, and expenses. Principal and interest on the Power Up Debentures is due and payable on February 28, 2019, and the Power Up Debenture is convertible into shares of the Company’s common stock beginning six months from the Funding Date, at a VCP. The VCP is calculated as the average of the three (3) lowest closing bid price during the ten (10) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. The Company recorded a debt discount of $74,759 and during the year ended December 31, 2018, recorded the full amortization expense of $74,759. The Company may prepay the Power Up Debenture, subject to prior notice to the holder within an initial 30-day period after issuance, by paying an amount equal to 120% multiplied by the amount that the Company is prepaying. For each additional 30-day period the amount being prepaid is multiplied by an additional 5%, up to a maximum of 140% on the 180th day from issuance. Beginning on the 180th day after the issuance of the Debentures, the Company is not permitted to prepay the Debenture, so long as the Debenture is still outstanding, unless the Company and the holder agree otherwise in writing. During the year ended December 31, 2018, the Company issued 137,057 shares of common stock upon the conversion of $78,000 of principal and $4,680 accrued and unpaid interest on the Note. The shares were issued at approximately $.6033 per share. The principal and interest balance of the Power Up Note as of December 31, 2018, was $-0-.

On May 8, 2018, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with L2 Capital, LLC (“L2”) pursuant to which the Company issued and sold a promissory note to the Investor in the aggregate principal amount of up to $565,555 (the “Note”), which is convertible into shares of common stock of the Company, subject to the terms, conditions and limitations set forth in the Note. The Note accrues interest at a rate of 9% per annum. The aggregate principal amount of up to $565,555 consists of a prorated original issuance discount of up to $55,555 and a $10,000 credit to L2 for transactional expenses with net consideration to the Company of up to $500,000 which will be funded in tranches. The maturity date of each tranche funded shall be six (6) months from the effective date of each payment and is the date upon which the principal sum, as well as any accrued and unpaid interest and other fees for each tranche, shall be due and payable. L2 has the right at any time to convert all or any part of the funded portion of the Note into fully paid and non-assessable shares of common stock of the Company at the Conversion Price, which is equal to 58% multiplied by the lowest VWAP during the twenty-five (25) Trading Day period ending, in Holder’s sole discretion on each conversion, on either (i) the last complete Trading Day prior to the Conversion Date or (ii) the Conversion Date (subject to adjustment as provided in the Note), subject to the occurrence of any Event of Default (as defined therein) under the Note. In connection with the funding of the initial tranche $100,000 on May 23, 2018, the Company recorded $121,111 of the Note and also issued a common stock purchase warrant to L2 to purchase up to 6,968,411 shares of the Company’s common stock pursuant to the terms therein (the “L2 Warrant”) as a commitment fee. The Company recorded an initial derivative liability and derivative expense of $108,569 for the issuance of the warrant. The Company recorded a debt discount of $121,111 and during the year ended December 31, 2018, recorded the full amortization expense of $121,111. At the time that each subsequent tranche under the Note is funded by L2 in cash, then on such funding date, the warrant shares shall immediately and automatically be increased by the quotient of 100% of the face value of the respective tranche and 110% of the VWAP of the common stock on the Trading Day immediately prior to the funding date of the respective tranche. The L2 Warrant is exercisable for a period of five (5) years from date of issuance. The L2 Warrant includes a cashless net exercise provision whereby L2 can elect to receive shares equal to the value of the L2 Warrant minus the fair market value of shares being surrendered to pay for the exercise. Since the date of the initial funding L2 has funded $350,000 of additional tranches and the Company increased the Note by $388,885. The Company recorded an initial derivative liability on the additional tranches funded of $482,086, a debt discount of $393,885 and an initial derivative expense of $88,201. During the year ended December 31, 2018, the Company recorded amortization expense of $176,591 on the additional tranches, and their remains $217,293 of unamortized note discounts. The principal and interest balance of the Note as of December 31, 2018, was $524,565.

On June 22, 2018, the Company completed the closing of a private placement financing transaction with Power Up, pursuant to a Securities Purchase Agreement (the “Power Up Purchase Agreement”). Pursuant to the Power Up Purchase Agreement, Power Up purchased an 12% Convertible Debenture (the “Power Up Debenture”) in the aggregate principal amount of $53,000, and delivered on June 27, 2018 (the “Funding Date”), gross proceeds of $50,000 excluding transaction costs, fees, and expenses. Principal and interest on the Power Up Debentures is due and payable on February 28, 2019, and the Power Up Debenture is convertible into shares of the Company’s common stock beginning six months from the Funding Date, at a VCP. The VCP is calculated as the average of the three (3) lowest closing bid price during the ten (10) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. The Company recorded a debt discount of $49,398 and during the year ended December 31, 2018, recorded the full amortization expense of $49,398. The Company may prepay the Power Up Debenture, subject to prior notice to the holder within an initial 30-day period after issuance, by paying an amount equal to 120% multiplied by the amount that the Company is prepaying. For each additional 30-day period the amount being prepaid is multiplied by an additional 5%, up to a maximum of 140% on the 180th day from issuance. Beginning on the 180th day after the issuance of the Debentures, the Company is not permitted to prepay the Debenture, so long as the Debenture is still outstanding, unless the Company and the holder agree otherwise in writing. During the year ended December 31, 2018, the Company issued 140,883 shares of common stock upon the conversion of $53,000 of principal and $3,204 accrued and unpaid interest on the Note. The shares were issued at approximately $.3989 per share. The principal and interest balance of the Power Up Note as of December 31, 2018, was $-0-.

On July 5, 2018, as part of the Company’s debt consolidation plan, the Company accepted and agreed to a Note Purchase Agreement (the “NPA”), whereby, St George assigned $174,374.72 of principal and interest of their St George 2016 Note (See above) and $927,323.67 of principal and interest on their St George 2017 Note (see above) to L2. The Company issued a 10% Replacement Promissory Note (the “RPN”) to L2 for $1,101,698. The RPN matured on January 1, 2019, is now subject to default interest rate of 18% per annum and is convertible into shares of the Company’s common stock at any time at the discretion of L2 at a conversion price equal to the lowest trading price during the twenty-five (25) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. During the year ended December 31, 2018, the Company recorded amortization expense of $1,101,698. During the year ended December 31, 2018, L2 converted $679,876 of the RPN into 1,232,500 shares of common stock at an average conversion price of $0.5516 per share. As of December 31, 2018, the remining principal and interest balance of the RPN is $521,133.

The Company determined that the conversion feature of the 2017 and 2018 Convertible Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the 2017 Convertible Notes were not considered to be conventional debt under ASC 815-40 (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock) and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments being recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The embedded feature included in the 2017 Convertible Notes that were funded in 2018, and the 2018 Convertible Notes resulted in an initial debt discount of $2,130,851, an initial derivative liability expense of $397,343 and an initial derivative liability of $2,528,194. During the year ended December 31, 2018, the Company recorded amortization expense on the debt discounts of $2,407,751, and there remains $217,293 of unamortized debt discount as of December 31, 2018.

Convertible Note Conversions

During the year ended December 31, 2018, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
2/12/2018	$69,221	$5,779	$75,000	$1.128	66,489	St Georges
3/27/2018	$47,061	$2,939	$50,000	$1.128	44,326	St Georges
4/23/2018	$26,234	$1,266	$27,500	$1.128	24,379	St Georges
6/11/2018	$32,604	$2,396	$35,000	$1.128	31,028	St Georges
7/9/2018	$17,690	$—	$17,690	$1.4152	12,500	L2
7/31/2018	$27,550	$—	$27,550	$1.102	25,000	L2
8/6/2018	$44,080	$—	$44,080	$1.102	40,000	L2
9/18/2018	$29,928	$—	$29,928	$0.9976	30,000	L2
9/24/2018	$31,320	$—	$31,320	$1.044	30,000	L2
9/28/2018	$36,540	$—	$36,540	$1.044	35,000	L2
10/3/2018	$36,540	$—	$36,540	$1.044	35,000	L2
10/8/2018	$41,760	$—	$41,760	$1.044	40,000	L2
10/11/2018	$41,760	$—	$41,760	$1.044	40,000	L2
10/16/2018	$42,282	$—	$42,282	$0.9396	45,000	L2
10/22/2018	$39,150	$—	$39,150	$0.87	45,000	L2
10/29/2018	$33,930	$—	$33,930	$0.754	45,000	L2
11/6/2018	$35,496	$—	$35,496	$0.5916	60,000	L2
11/12/2018	$22,000	$—	$22,000	$0.66	33,333	Power Up
11/12/2018	$26,000	$—	$26,000	$0.64	40,625	Power Up
11/12/2018	$39,150	$—	$39,150	$0.522	75,000	L2
11/13/2018	$15,000	$—	$15,000	$0.594	25,253	Power Up
11/14/2018	$29,580	$—	$29,580	$0.3944	75,000	L2
11/15/2018	$15,000	$4,680	$19,680	$0.52	37,846	Power Up
11/26/2018	$37,120	$—	$37,120	$0.3712	100,000	L2
11/30/2018	$37,700	$—	$37,700	$0.3016	125,000	L2
12/4/2018	$29,000	$—	$29,000	$0.232	125,000	L2
12/17/2018	$14,790	$—	$14,790	$0.1972	75,000	L2
12/18/2018	$14,790	$—	$14,790	$0.1972	75,000	L2
12/27/2018	$19,720	$—	$19,720	$0.1972	100,000	L2
12/27/2018	$15,000	$—	$15,000	$0.42	35,714	Power Up
12/28/2018	$15,000	$—	$15,000	$0.394	38,071	Power Up
12/28/2018	$15,000	$—	$15,000	$0.394	38,071	Power Up
12/31/2018	$8,000	$3,204	$11,204	$0.386	29,026	Power Up
	$985,996	$20,264	$1,006,260		1,676,663

A summary of the convertible notes payable balance as of December 31, 2018, and 2017, is as follows:

	2018	2017
Beginning Principal Balance	$979,443	$826,480
Convertible notes-newly issued	1,034,186	1,813,210
Conversion of convertible notes (principal)	(985,996)	(1,350,247)
Accrued interest added to convertible notes	78,574	—
Principal payments	(171,199)	(310,000)
Unamortized discount	(217,293)	(494,193)
Ending Principal Balance, net	$717,715	$485,250

The Company recorded a loss on debt settlement of $58,759 on the redemption of convertible notes for the year ended December 31, 2018.

Note 9 - Derivative liabilities

As of December 31, 2018, the Company revalued the embedded conversion feature of the Convertible Notes, and warrants (see note 11). The fair values were calculated based on the Monte Carlo simulation method consistent with the terms of the related debt.

A summary of the derivative liability balance as of December 31, 2018, is as follows:

	Notes	Warrants	Total
Balance January 1, 2017	$1,410,647	$203,023	$1,613,670
Initial Derivative Liability	3,633,502	415,313	4,048,815
Fair Value Change	1,571,986	1,190,244	2,762,230
Derivative settlement	(2,184,277)	—	(2,184,277)
Reduction for debt assignment	(823,610)	—	(823,610)
Balance December 31, 2017	3,608,345	1,808,485	5,416,830
Initial Derivative Liability	2,528,194	108,569	2,636,763
Fair Value Change	(1,737,975)	(1,648,748)	(3,386,723)
Derivative Settlement	(2,992,355)	(113,284)	(3,105,639)
Balance December 31, 2018	$1,406,209	$155,022	$1,561,232

The credit to derivative expense for the year ended December 31, 2018, of $2,880,913 is comprised of the initial derivative expense of $397,343 resulting from the issuances of new convertible notes and warrants in the period and the fair value change decreasing the liability and expense by $3,278,256. For the year ended December 31, 2017, there was derivative expense of $4,986,057, comprised of $2,223,824 of initial derivative expense resulting from new convertible notes issued during the year ended December 31, 2017, and the change, increasing the liability and expense by $2,762,231.

The fair value at the commitment date for the 2018 Convertible Notes and the re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2018:

	Commitment date	Remeasurement date
Expected dividends	-0-	-0-
Expected volatility	88%-195%	196%
Expected term	6-12 months	6 months
Risk free interest	1.83%-2.56%	2.56%

On May 23, 2018, the Company issued a warrant to purchase 34,842 shares of common stock (see Norte 8) and valued the warrant at $108,569. As of December 31, 2018, the Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted. The Company valued the embedded derivatives within the warrants using the Black-Scholes valuation model.   The fair value for Warrants as of the issue date and measurement date were based upon the following management assumptions:

	Commitment date	Remeasurement date
Expected dividends	-0-	-0-
Expected volatility	198%	179%-188%
Expected term	5 years	2.8-4.4 years
Risk free interest	2.78%	2.48%-3.81%

Note 10 – Related Party Transactions

Effective January 1, 2013, the Company agreed to an annual compensation of $150,000 for its CEO, Mr. Michael Friedman (resigned March 20, 2015, re-appointed November 4, 2015) and resigned December 11, 2018. Effective March 20, 2015, Mr. Justin Braune was named CEO and President. Mr. Braune also was appointed to the Board of Directors. The Company agreed to an annual compensation of $100,000 for Mr. Braune in his role of CEO and Director of the Company and to issue Mr. Braune 75,000 shares of restricted common stock. Mr. Braune resigned from the board of directors and as CEO on November 4, 2015, and agreed to cancel the 75,000 shares in his letter of resignation. The Company also initially issued Mr. Braune 62,500 shares of common stock on October 13, 2015. On October 16, 2015, Mr. Braune advised the Company’s transfer agent at the time to cancel the shares.

For each of the years ended December 31, 2018, and 2017, the Company recorded management fees to Mr. Friedman of $150,000. For each of the years ended December 31, 2018, and 2017, $30,000 is included in cost of sales and $120,000 is included in Management Fees in the consolidated statements of operations, included herein. As of December 31, 2018, and 2017, the Company owed the Mr. Friedman $1,283 and $7,715, respectively, and is included in due to related party on the Company’s consolidated balance sheet. On June 25, 2018, the Company issued 8,500 shares to Mr. Friedman. The Company recorded an expense of $22,950 (based on the market price of the Company’s common stock of $2.70 per share) for 8,500 shares and is included in management fees in the consolidated statements of operations for the year ended December 31, 2018. On January 30, 2017, the Company issued 50,000 shares of common stock to Mr. Friedman. The shares were issued for services performed as the sole Officer and director of the Company since November 2014. The shares were valued at $301,000 ($6.02 per share, the market price of the common stock on the grant date) and are included in Management Fees for the year ended December 31, 2017, in the consolidated statements of operations, included herein.

On October 5, 2017, the Company agreed to lease from Mr. Friedman, a "420 Style" resort and estate property approximately one hour outside of Quebec City, Canada. The fifteen-acre estate consists of nine (9) unique guest suites, horse stables, and is within walking distance to a public golf course. A separate structure will serve as a small grow facility run by patient employees and caretakers on the property which may be toured by guests of the facility. Pursuant to the agreement, the Company will pay $8,000 per month in exchange for the Company being entitled to all rents and income generated from the property. For the year ended December 31, 2018, the Company paid and recorded $96,000 of expense, included in leased property expense, related party in the consolidated statements of operations, included herein. The Company will be responsible for all costs of the property, including, but not limited to, renovations, repairs and maintenance, insurance and utilities. For the year ended December 31, 2018, the Company has incurred $152,943 of renovation expense. On August 8, 2017, the Company issued 25,000 shares of common stock to the seller. The Company valued the shares at $2.46 per share (the market price of the common stock) and has included $61,500 in stock- based compensation expense for the year ended December 31, 2017. The Company has since paid in excess of $50,000 towards renovations. Mr. Johnston will now retain the shares under an amended agreement in exchange for legal fees, tax and license applications and as a financial custodian over the renovation account as a Canadian citizen. The 25,000 shares will be in exchange for twelve months of services.

For the year ended December 31, 2018, the Company incurred expenses of $57,000 and $48,000, to Mrs. Friedman for administrative fees and marketing expenses, respectively.

For the years ended December 31, 2018, and 2017, the Company paid $46,900 and $30,500, respectively, for investor relations services to a company controlled by Mr. Friedman.

Note 11 – Common and Preferred Stock

Common Stock

During the year ended December 31, 2018, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
2/12/2018	$69,221	$5,779	$75,000	$1.128	66,489	St Georges
3/27/2018	$47,061	$2,939	$50,000	$1.128	44,326	St Georges
4/23/2018	$26,234	$1,266	$27,500	$1.128	24,379	St Georges
6/11/2018	$32,604	$2,396	$35,000	$1.128	31,028	St Georges
7/9/2018	$17,690	$—	$17,690	$1.4152	12,500	L2
7/31/2018	$27,550	$—	$27,550	$1.102	25,000	L2
8/6/2018	$44,080	$—	$44,080	$1.102	40,000	L2
9/18/2018	$29,928	$—	$29,928	$0.9976	30,000	L2
9/24/2018	$31,320	$—	$31,320	$1.044	30,000	L2
9/28/2018	$36,540	$—	$36,540	$1.044	35,000	L2
10/3/2018	$36,540	$—	$36,540	$1.044	35,000	L2
10/8/2018	$41,760	$—	$41,760	$1.044	40,000	L2
10/11/2018	$41,760	$—	$41,760	$1.044	40,000	L2
10/16/2018	$42,282	$—	$42,282	$0.9396	45,000	L2
10/22/2018	$39,150	$—	$39,150	$0.87	45,000	L2
10/29/2018	$33,930	$—	$33,930	$0.754	45,000	L2
11/6/2018	$35,496	$—	$35,496	$0.5916	60,000	L2
11/12/2018	$22,000	$—	$22,000	$0.66	33,333	Power Up
11/12/2018	$26,000	$—	$26,000	$0.64	40,625	Power Up
11/12/2018	$39,150	$—	$39,150	$0.522	75,000	L2
11/13/2018	$15,000	$—	$15,000	$0.594	25,253	Power Up
11/14/2018	$29,580	$—	$29,580	$0.3944	75,000	L2
11/15/2018	$15,000	$4,680	$19,680	$0.52	37,846	Power Up
11/26/2018	$37,120	$—	$37,120	$0.3712	100,000	L2
11/30/2018	$37,700	$—	$37,700	$0.3016	125,000	L2
12/4/2018	$29,000	$—	$29,000	$0.232	125,000	L2
12/17/2018	$14,790	$—	$14,790	$0.1972	75,000	L2
12/18/2018	$14,790	$—	$14,790	$0.1972	75,000	L2
12/27/2018	$19,720	$—	$19,720	$0.1972	100,000	L2
12/27/2018	$15,000	$—	$15,000	$0.42	35,714	Power Up
12/28/2018	$15,000	$—	$15,000	$0.394	38,071	Power Up
12/28/2018	$15,000	$—	$15,000	$0.394	38,071	Power Up
12/31/2018	$8,000	$3,204	$11,204	$0.386	29,026	Power Up
	$985,996	$20,264	$1,006,260		1,676,663

In addition to the above, during the year ended December 31, 2018, the Company:

On February 26, 2018, the Company agreed to issue 25,000 shares of common stock to Dr. Stephen Holt, for his appointment to the advisory board. The Company recorded an expense of $97,500 (based on the market price of the Company’s common stock of $3.90 per share) and is included in professional and consulting fees in the consolidated statements of operations for the year ended December 31, 2018.

On June 21, 2018, the Company filed Amended Articles of Incorporation with the State of Delaware increasing the authorized shares of common stock to 1,249,000,000 shares.

On June 25, 2018, the Company issued 8,500 shares to Mr. Friedman. The Company recorded an expense of $22,950 (based on the market price of the Company’s common stock of $2.70 per share) for 8,500 shares and is included in management fees in the consolidated statements of operations for the year ended December 31, 2018.

On October 3, 2018, the Company issued 15,649 shares of common stock to St. George. The shares were issued form the common stock to be issued account.

During the year ended December 31, 2018, the Company issued 284,258 shares of common stock to St. George pursuant to Notices of Exercise of Warrant received. The shares were issued based upon the cashless exercise provision of the warrant. The Company recorded the shares at their par value of $0.0001, with the offset to additional-paid-in-capital.

On January 8, 2019, the Company filed Amended Articles of Incorporation with the State of Delaware increasing the authorized shares of common stock to 1,499,000,000 shares.

During the year ended December 31, 2017, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
1/10/17	$73,000	$5,664	$78,664	$3.19	24,660	Cerberus
1/17/17	$57,500	$4,562	$62,062	$3.074	20,190	LG
1/27/17	$48,129	$3,914	$52,043	$2.552	20,393	Cerberus
2/8/17	$60,000	$5,050	$65,050	$2.5868	25,147	LG
2/27/17	$26,120	$2,171	$28,291	$2.7698	10,248	Cerberus
3/10/17	$40,000	$3,630	$43,630	$2.726	16,005	LG
3/27/17	$34,775	$3,255	$38,030	$2.5752	14,768	Cerberus
3/28/17	$65,625	$3,697	$69,322	$2.552	27,164	LG
4/25/17	$76,081	$4,752	$80,833	$1.9488	41,479	LG
5/10/17	$22,000	$2,199	$24,199	$1.60	15,117	Cerberus
5/10/17	$20,640	$9,360	$30,000	$1.50	20,000	St Georges
5/25/17	$29,052	$947	$30,000	$1.128	26,596	St Georges
6/6/17	$32,813	$2,999	$35,811	$1.102	32,497	LG
6/8/17	$34,100	$900	$35,000	$1.128	31,029	St Georges
6/9/17	$22,000	$1,500	$23,500	$1.102	21,325	Cerberus
6/29/17	$48,849	$1,151	$50,000	$1.128	44,327	St Georges
6/30/17	$30,625	$2,960	$33,585	$1.16	28,953	LG
7/17/17	$37,358	$733	$38,091	$1.128	33,770	St Georges
7/25/17	$35,000	$3,575	$38,575	$1.1136	34,640	LG
7/26/17	$28,000	$1,117	$29,117	$1.1136	26,147	Cerberus
8/15/17	$35,199	$409	$35,608	$1.16	30,697	LG
8/29/17	$38,000	$558	$38,558	$1.1716	32,911	LG
9/19/17	$34,500	$665	$35,165	$1.6356	21,500	LG
10/9/17	$30,000	$710	$30,710	$1.4152	21,701	LG
10/23/17	$30,000	$802	$30,802	$1.218	25,290	LG
11/6/17	$28,376	$6,624	$35,000	$1.128	31,029	St Georges
11/6/17	$19,500	$1,218	$20,718	$1.1716	17,684	LG
11/13/17	$35,000	$2,240	$37,240	$1.1716	31,786	Cerberus
11/14/17	$26,624	$428	$27,052	$1.128	23,983	St Georges
11/15/17	$75.000	$4,833	$79,833	$1.1484	69,517	LG
12/1/17	$32,813	$453	$33,266	$1.1484	28,967	LG
12/5/17	$16,756	$1,105	$17,861	$1.128	15,835	St Georges
12/7/17	$32,813	$2,567	$35,380	$1.1832	29,902	LG
12/15/17	$52,000	$889	$52,889	$1.1832	44,700	LG
12/28/17	$42,000	$2,209	$44,209	$1.3456	32,855	Cerberus
	$1,350,247	$89,846	$1,440,093		972,798

In addition to the above, during the year ended December 31, 2017, the Company:

On January 16, 2017, the Company entered into a Business Consultant Agreement (the “BCA”). Pursuant to the BCA, the Company issued 25,000 shares of common stock for services to be provided to the Company related to business development, product marketing, helping identify mergers and acquisition candidates, and will consult with and advise the Company on matters pertaining to business modeling and strategic alliances. The Company valued the shares at $5.34 per share (the market price of the common stock) and recorded stock compensation expense for the year ended December 31, 2017, of $133,500.

On January 27, 2017, the Company issued 5,000 shares of restricted common stock to Kopelowitz Ostrow P.A. (“ KO ”) pursuant to a Debt Settlement and Release Agreement (the “Debt Settlement”) by and between the Company and KO. Among the terms of the Debt Settlement was the forgiveness of $24,614 of debt the Company owed KO for legal services provided.

On January 30, 2017, the Company issued 5,000 shares of common stock to Venture Equity. The Company valued the shares at $6.00 per share (the market price of the common stock) and cancelled of $13,169 of accrued and unpaid fees owed Venture Equity and recorded stock-based compensation expense for the year ended December 31, 2017, of $16,831.

Also, on January 30, 2017, the Company issued 50,000 shares of common stock to Mr. Friedman. The shares were issued for services performed as the sole Officer and director of the Company since November 2014. The Company valued the shares at $6.02 per share (the market price of the common stock) and for the year ended December 31, 2017, recorded stock compensation expense, management, of $301,000.

On June 19, 2017, the Company issued 6,596 shares of common stock to St. George pursuant to the “true-up” terms and conditions of the St. George note.

On August 8, 2017, the Company issued 10,000 shares of common stock for compensation for services of the Company’s chief operating officer. The Company valued the shares at $2.46 per share (the market price of the common stock) and for the year ended December 31, 2017, recorded stock compensation expense, management, of $24,600.

On August 8, 2017, the Company issued 25,000 shares of common stock for the property known as the "420 Style" resort and estate, located in Canada (see note 11). The Company valued the shares at $2.46 per share (the market price of the common stock) and has included $61,500 in stock- based compensation expense for the year ended December 31, 2017.

All such shares were issued in reliance on the exemption found in Section 4(a)(2) of the Securities Act of 1933, as amended. Each share recipient was provided with access to information which would be required to be included in a registration statement and such issuances did not involve a public offering.

Common stock to be issued

During the year ended December 31, 2018, the Company reduced the shares of common stock to be issued previously recorded in fiscal year ended December 31, 2017, by 116,013 shares. The adjustment was a result of the terms of the SPA, whereby the purchase price of the common stock to be issued is based on 90% of the closing share price 6 months after the SPA. St. George and the Company have agreed to amend the SPA, whereby, the purchase price is 90% of the closing price of the common stock, the day preceding any SPA. During the year ended December 31, 2018, the Company issued 15,649 shares of the shares to be issued outstanding as of December 31, 2017. During the year ended December 31, 2018, the Company received $425,000, pursuant to Stock Purchase Agreements (the “SPA”) with St. George to buy 171,042 shares of common stock. As of December 31, 2018, and 2017, shares of common stock to be issued are 302,251 and 262,872, respectively.

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

The Series B Preferred Stock has the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future. The Series B Preferred Stock has a right to vote on all matters presented or submitted to the Company’s stockholders for approval in pari passu with the common stockholders, and not as a separate class. The holders of Series B Preferred Stock have the right to cast votes for each share of Series B Preferred Stock held of record on all matters submitted to a vote of common stockholders, including the election of directors. There is no right to cumulative voting in the election of directors. The holders of Series B Preferred Stock vote together with all other classes and series of common stock of the Company as a single class on all actions to be taken by the common stockholders except to the extent that voting as a separate class or series is required by law. As of December 31, 2018, and 2017, there were 1,000 shares of Class B Preferred Stock outstanding.

Warrants and Options

On April 14, 2015, in connection with the appointment of Dr. Stephen Holt to the advisory board, the Company agreed the advisor shall receive a non-qualified stock option to purchase 5,000 shares (“Option Shares”) of the Company’s common stock at an exercise price equal to $10.00 per share and expiring April 14, 2018. Option Shares of 2,000 vested immediately and 250 Option Shares vested each month from April 2015 through March 2016. Accordingly, as of March 31, 2016, 5,000 Option Shares have vested and the Company recorded $2,317 as stock compensation expense for the year ended December 31, 2016, based on Black-Scholes.

On October 31, 2016, the Company granted (Warrant #1) to St. George the right to purchase at any time on or after November 10, 2016 (the “Issue Date”) until the date which is the last calendar day of the month in which the fifth anniversary of the Issue Date occurs (the “Expiration Date”), a number of fully paid and non-assessable shares (the “Warrant Shares”) of Company’s common stock, equal to $57,500 divided by the Market Price (defined below) as of the Issue Date, as such number may be adjusted from time to time pursuant to the terms and conditions of Warrant #1 to Purchase Shares of Common Stock. The Market Price is equal to the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding the applicable date of exercise, multiplied by sixty percent (60%). The exercise price is the lower of $10.00 and is subject to price adjustments pursuant to the agreement and includes a cashless exercise provision. The Company also issued Warrant #’s 2-9, with each warrant only effective upon St. George funding of the secured notes they issued to the Company. Warrant #’s 2-9 give St. George the right to purchase Warrant Shares equal to $27,500 divided by the Market Price on the funded date. On December 14, 2016, the Company received a payment of $50,000, and accordingly, Warrant #2 became effective. During the year ended December 31, 2017, the Company received the funding on the remaining notes and Warrant #’s 3-9 became effective. During the year ended December 31, 2018, the company issued 284,258 shares of common stock to St. George pursuant to Notices of Exercise of 26,044 Warrants received. The shares were issued based upon the cashless exercise provision of the warrant.

The following table summarizes the activity related to warrants of the Company for the years ended December 31, 2018, and 2017:

	Number of Warrants	Weighted-Average Exercise Price per share	Weighted-Average Remaining Life (Years)
Outstanding and exercisable at December 31, 2016	89,631	$16.22	4.88
Warrant issued	202,870	1.128	—
Warrants exercised	(46,821)	1.128	—
Outstanding and exercisable at December 31, 2017	245,680	1.308	4.17
Warrants issued	34,843	3.52	5.0
Warrants expired	(5,000)	10.00	—
Warrants exercised	(26,044)	1.128	—
Outstanding and exercisable December 31, 2018	249,479	$1.28	3.30

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

No provision for federal income taxes has been recorded due to the available net operating loss carry forwards of approximately $9,469,964 will expire in various years through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes.  The components of these differences are as follows at December 31, 2018, and 2017:

	2018	2017
Net tax loss carry-forwards	$9,584,964	$7,878,733
Statutory rate	21.0%	37.6%
Expected tax recovery	2,012,842	2,962,404
Change in valuation allowance	(2,012,842)	(2,962,404)
Income tax provision	$—	$—

Components of deferred tax asset:
Non capital tax loss carry forwards	$2,012,842	$2,962,404
Less: valuation allowance	(2,012,842)	(2,962,404)
Net deferred tax asset	$—	$—

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The Tax Act requires the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has not recorded any adjustments according to Tax Act. As the Company collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts. The accounting for the tax effects of the Tax Act will be completed in 2019.

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

In January 2017, the Company signed a five (5) year lease, beginning February 1, 2017, for approximately 6,000 square feet of office space, comprised of two floors, in San Juan, Puerto Rico. Pursuant to the lease, the Company will pay $3,000 per month for the third floor of the building for the first year of the lease. The rent will increase 3% per year on February beginning in 2018 and an additional 3% per year on each successive February 1, during the term of the lease. The landlord agreed that the month of February 2017, the rent was $1,500. The rent for second floor of the building will be $2,000 per month during the term of the lease and the Company does not have any rent payments for the first three months of the lease (February 2017 through April 2017). Through September 30, 2017, the Company calculated the total amount of the rent for the term lease and recorded straight line rent expense of $45,417 and had made payments of $20,516. As of December 31, 2018, the Company has a balance of $24,916 in deferred rent which is included in the consolidated balance sheet. The leases for the second and third floor were cancelled in September 2017 as a result of Hurricane Irma.

Rent expense was $39,666 and $101,279 for the years ended December 31, 2018, and 2017, respectively.

Leased Properties

On April 28, 2014, the Company executed and closed a ten-year lease agreement for 20 acres of an agricultural farming facility located in South Florida following the approval of the so-called “Charlotte’s Web” legislation, aimed at decriminalizing low grade marijuana specifically for the use of treating epilepsy and cancer patients.  Pursuant to the lease agreement, the Company maintains a first right of refusal to purchase the property for three years. The Company has recorded $38,244 of expense (included in leased property expenses) for the year ended December 31, 2017. The Company is currently in default of the lease agreement, as rents have not been for the second year of the lease beginning May 2015.

On July 11, 2014, the Company signed a ten-year lease agreement for an additional 40 acres in Pueblo, Colorado. The lease requires monthly rent payments of $10,000 during the first year and is subject to a 2% annual increase over the life of the lease. The lease also provides rights to 50 acres of certain tenant water rights for $50,000 annually plus cost of approximately $2,400 annually. The Company paid the $50,000 in July 2014, and has not used the property and any water and has not paid for any water rights after September 30, 2015. The Company has not recorded any expense for the years ended December 31, 2018, and 2017. The Company is currently in default of the lease agreement, as rents have not been paid since February 2015.

On October 5, 2017, the Company agreed to lease from Mr. Friedman, a "420 Style" resort and estate property approximately one hour outside of Quebec City, Canada. The fifteen-acre estate consists of nine (9) unique guest suites, horse stables, and is within walking distance to a public golf course. A separate structure will serve as a small grow facility run by patient employees and caretakers on the property which may be toured by guests of the facility. Pursuant to the agreement, the Company will pay $8,000 per month in exchange for the Company being entitled to all rents and income generated from the property. For the year ended December 31, 2018, the Company paid and recorded $96,000 of expense, included in leased property expense, related party in the consolidated statements of operations, included herein. The Company will be responsible for all costs of the property, including, but not limited to, renovations, repairs and maintenance, insurance and utilities. For the year ended December 31, 2018, the Company has incurred $152,943 of renovation expense.

Agreements

On April 5, 2017, the Company executed a five (5) year operational and exclusive licensing agreement with a third party who leases a 15,000-sq. ft. approved cultivation facility located in San Juan, Puerto Rico. The Company will be the exclusive funding source, and supervise all infrastructure buildout, equipment lease/finance, security systems and personnel and provide access of seasoned Colorado and California cultivation crews to ensure the facility meets all standard operating procedures as set forth by the Department of Health of Puerto Rico. Under the agreement, the Company is to receive $12,000 a month in consulting fees, licensing fees on all vaporizer and edible sales, equipment and lighting rental and financing fees along with equity interest in the property. As of December 31, 2018, and 2017, the Company has invested $170,000 and $110,000, respectively.

On August 7, 2017, the Company signed a LOI with Green Acres, whereby in consideration of consulting fees, licensing fees on all vaporizer and edible brands, equipment and lighting rental and financing fees, the Company will provide up to $250,000 of working capital and potentially, up to $3,500,000 for the buyout of Green Acres existing mortgage on their Washington State facility. As of December 31, 2017, the Company had invested $100,000, and in March 2018, invested an additional $15,000. As of December 31, 2018, management recorded an allowance of $115,000 for the impairment of the asset.

On December 12, 2018, the Company entered into an Employment and Board of Directors Agreement (the “Employment Agreement”) with Mr. Mundie, pursuant to which Mr. Mundie will serve as Interim Chief Executive Officer for an initial six- month term. Mr. Mundie’s employment is terminable by him or the Company at any time (for any reason or for no reason) with a ninety-day notice from either party to the other. Pursuant to the Employment Agreement, Mr. Mundie will receive a base salary of $90,000 per annum. In the event that Mr. Mundie’s employment is terminated within three months of commencing employment with the Company and such termination is not due to Mr. Mundie’s voluntary resignation (other than at the request of the Board or the majority shareholders of the Company), Mr. Mundie will be entitled to continued payment of his base salary for the remainder of the Agreement. In addition to the base salary, the Company will grant to Employee seventy- five thousand (75,000) shares of the Company's common stock in Employee's name to be held in escrow for the benefit of Employee (the "Company Common Stock"). The Company shall release twenty-five thousand (25,000) shares of Company's Common Stock, and such shares shall then immediately vest on the six-month anniversary of the Agreement (e.g., June 12, 2019) and the Company shall release the remaining fifty thousand (50,000) shares of the Company’s common stock, and such shares shall then immediately vest in favor of the Employee, if Mr. Mundie is the Interim CEO or CEO of the Company on December 15, 2019.

Legal & Other

On March 2, 2015, the Company, the Company’s CEO and the Company’s CFO at the time were named in a civil complaint filed by Erick Rodriguez (the “Rodriguez Matter”) in the District Court in Clark County, Nevada (the “DCCC”). The complaint alleges that Mr. Rodriguez never received 250,000 shares of Series B preferred stock that were initially approved by the Board of Directors in 2012, subject to the completion of a merger of a company controlled by Mr. Rodriguez. Since the merger was never completed, the shares were never certificated to Mr. Rodriguez. On March 21, 2017, the DCC agreed to Set Aside the Entry of Default against the Defendants. Mr. Rodriguez resigned in June 2013. On December 10, 2018, the parties agreed to a confidential settlement on the matter. The Company recorded losses of $24,242 and $399,291, on the legal matter, included in other expenses for the years ended December 31, 2018, and 2017, respectively.

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

Note 14 – Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2018, the Company had an accumulated deficit of $26,990,355 and working capital deficit of $3,404,005, inclusive of a derivative liability of $1,561,232. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 15 - Property and Equipment

Property and equipment are stated at cost, and except for land, depreciation is provided by use of a straight-line method over the estimated useful lives of the assets. The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. In February, 2017, the Company entered into a land purchase contract to acquire approximately 80 acres including water and mineral rights. The total cost of the land was $129,555. The Company paid $41,554 at closing and issued a note payable for $88,000. The Company is on the deed of trust of the property with a remaining note balance of $21,500 and $51,500 due the seller as of December 31, 2018, and 2017, respectively. The estimated useful lives of property and equipment are as follows:

Furniture and equipment	5 years
Manufacturing equipment	7 years

The Company's property and equipment consisted of the following at December 31, 2018, and 2017:

	December 31, 2018	December 31, 2017
Furniture and equipment	$215,006	$180,684
Land	129,555	129,555
Accumulated depreciation	(61,928)	(23,824)
Balance	$282,633	$286,415

Depreciation expense of $38,104 and $15,516 was recorded for the years ended December 31, 2018, and 2017, respectively.

Note 16 – Subsequent Events

On March 26, 2019, the Company implemented a 1-for-200 reverse stock split of our common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective in the stock market upon commencement of trading on March 26, 2019. As a result of the Reverse Stock Split, every two-hundred shares of our Pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. No fractional shares were issued in connection with the Reverse Stock Split, and any fractional shares were rounded up to the nearest whole share. The number of shares of common stock subject to outstanding options, warrants and convertible securities were also reduced by a factor of two-hundred as of March 26, 2019. All historical share and per share amounts reflected throughout this report have been adjusted to reflect the Reverse Stock Split. The authorized number of shares and the par value per share of our common stock were not affected by the Reverse Stock Split.

On January 11, 2019, the Company received the final funding of $50,000 from the May 8, 2018, note of L2 and the Company increased the Note by $55,559.

On February 5, 2019, the Company received $15,000, pursuant to Stock Purchase Agreements (the “SPA”) with St. George to buy 20,834 shares of common stock.

On February 7, 2019, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with L2, pursuant to which the Company issued and sold a promissory note in the aggregate principal amount of up to $565,555 (the “Note”), which is convertible into shares of common stock of the Company, subject to the terms, conditions and limitations set forth in the Note. The Note accrues interest at a rate of 9% per annum. The aggregate principal amount of up to $565,555 consists of a prorated original issuance discount of up to $55,555 and a $10,000 credit to L2 for transactional expenses with net consideration to the Company of up to $500,000 which will be funded in tranches. The maturity date of each tranche funded shall be six (6) months from the effective date of each payment and is the date upon which the principal sum, as well as any accrued and unpaid interest and other fees for each tranche, shall be due and payable. L2 has the right at any time to convert all or any part of the funded portion of the Note into fully paid and non-assessable shares of common stock of the Company at the Conversion Price, which is equal to 58% multiplied by the lowest VWAP during the twenty-five (25) Trading Day period ending, in Holder’s sole discretion on each conversion, on either (i) the last complete Trading Day prior to the Conversion Date or (ii) the Conversion Date (subject to adjustment as provided in the Note), subject to the occurrence of any Event of Default (as defined therein) under the Note. In connection with the funding of the initial tranche $50,000 on February 8, 2019, the Company recorded $65,555 of the Note. Since the date of the initial funding L2 has funded $200,000 of additional tranches and the Company increased the Note by $211,111.

From January 1, 2019, through April 28, 2019, the Company issued 910,000 shares of common stock upon the conversion of $245,746 of principal.

