Form 10-Q
period 2019-03-31
AGRITEK HOLDINGS, INC.
filed 2019-05-21
CIK 1040850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

The number of shares outstanding of the Registrant's $0.0001 par value Common Stock as of May 21, 2019, was 6,538,578 shares.

AGRITEK HOLDINGS, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2019

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

Although forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2018, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q.

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

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$10,493	$77,016
Marketable Securities	22,584	8,703
Accounts receivable	—	1,990
Prepaid assets and other	25,000	28,000
Total current assets	58,076	115,709

Notes receivable	190,000	170,000
Property and equipment, net of accumulated depreciation of $72,026 (2019) and $61,928 (2018)	272,535	282,633
Right to use asset	293,111	—
Security deposit and other	825	825
Total assets	$814,548	$569,167

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,077,737	$1,190,668
Due to related party	21,708	1,283
Customer deposits	2,400	2,400
Lease liability	66,266	24,916
Convertible notes payable, net of discount of $250,598 (2019) and $217,293 (2018)	687,558	717,715
Derivative liabilities	1,728,062	1,561,232
Note payable, current portion	21,500	21,500
Total current liabilities	3,605,231	3,519,714

Lease liability - long term	251,761	—

Total liabilities	3,856,992	3,519,714

Commitments and Contingencies

Stockholders' Deficit:
Series B convertible preferred stock, $0.01 par value; 1,000,000 shares authorized, and 1,000 shares issued and outstanding	10	10
Common stock, $.0001 par value; 1,499,000,000 shares authorized; 6,538,475 (2019) and 5,628,475 (2018) shares issued and outstanding	654	563
Common stock to be issued	32	30
Additional paid-in capital	24,893,530	24,047,027
Accumulated comprehensive gain (loss)	6,059	(7,822)
Accumulated deficit	(27,942,729)	(26,990,355)
Total stockholders' deficit	(3,042,444)	(2,950,547)

Total liabilities and stockholders' deficit	$814,548	$569,167

See notes to condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended march 31,
	2019	2018
Product revenue	$—	$20
Total revenue	—	20
Cost of revenue, includes $7,500 (2018) related party	—	7,508
Gross loss	—	(7,488)

Operating Expenses:
Management fees, includes related party expenses of $37,500 (2019)	37,500	34,792
Administrative fees, includes related party expenses of $5,000 (2019)	5,000	21,600
Professional and consulting fees, includes stock-based compensation of $97,500 (2018), and related party expenses of $19,500 (2019)	51,650	234,380
Rent and other occupancy costs	3,452	9,053
Leased property expense	19,000	16,000
Advertising and promotion	63	17,450
Travel and entertainment	22,514	26,554
Other general and administrative expenses	28,247	100,336

Total operating expenses	167,425	460,165

Operating loss	(167,425)	(467,653)

Other Income (Expense):
Loss on debt settlement	(229,555)	(58,759)
Loss on legal matter	—	(232,246)
Interest expense	(281,160)	(228,511)
Derivative liability income (expense)	(274,235)	2,857,244

Total other income (expense), net	(784,950)	2,337,728

Net income (loss)	$(952,374)	$1,870,075

Unrealized gain (loss) on marketable securities	13,881	(17,626)
Net comprehensive income (loss)	$(938,493)	$1,852,449

Basic and diluted income (loss) per share	$(0.16)	$0.49
Diluted income (loss) per share	$—	$0.38

Weighted average number of common shares outstanding
Basic	6,038,531	3,771,796
Diluted	6,038,531	4,817,055

See notes to condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common stock		Common stock to be issued		Series B Preferred stock		Additional Paid-in	Accumulated Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain	Deficit	Deficiency
For the three months ended March 31, 2018

Balances, January 1, 2018	3,618,402	$362	262,872	$26	1,000	$10	$19,389,888	$25,337	$(25,578,077)	$(6,162,454)

Common stock issued upon cashless warrant exercises	142,758	14	—	—	—	—	(14)	—	—	—

Common stock to be issued pursuant to Stock Purchase Agreements	—	—	77,578	8	—	—	338,448	—	—	338,456

Settlement of derivatives	—	—	—	—	—	—	582,806	—	—	582,806

Adjust common stock to be issued	—	—	(116,013)	(12)	—	—	12	—	—	—

Common stock issued for services	25,000	3	—	—	—	—	96,998	—	—	97,000

Common stock issued upon conversion of convertible debt and accrued interest	110,816	11	—	—	—	—	122,773	—	—	122,784

Unrealized loss on marketable securities	—	—	—	—	—	—	—	(17,626)	—	(17,626)

Net loss	—	—	—	—	—	—	—	—	1,870,075	1,870,075

Balances, March 31, 2018	3,896,975	$390	224,436	$22	1,000	$10	$20,530,910	$7,711	$(23,708,002)	$(3,168,959)

For the three months ended March 31, 2019

Balances, January 1, 2019	5,628,475	$563	302,251	$30	1,000	$10	$24,047,027	$(7,822)	$(26,990,355)	$(2,950,547)

Common stock issued upon conversion of convertible debt and accrued interest	910,000	91	—	—	—	—	245,655	—	—	245,746

Common stock to be issued for Stock Purchase Agreement	—	—	20,833	2	—	—	14,998	—	—	15,000

Settlement of derivatives	—	—	—	—	—	—	585,850	—	—	585,850

Unrealized gain on marketable securities	—	—	—	—	—	—	—	13,881	—	13,881

Net loss	—	—	—	—	—	—	—	—	(952,374)	(952,374)

Balances, March 31, 2019	6,538,475	$654	323,084	$32	1,000	$10	$24,893,530	$6,059	$(27,942,729)	$(3,042,444)

See notes to condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities:
Net income (loss)	$(952,374)	$1,870,075
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	—	97,500
Amortization of deferred financing costs	33,891	20,000
Loss on legal settlement	—	232,246
Loss on debt settlement	229,555	58,759
Depreciation	10,098	8,430
Initial expense for fair value of derivative liabilities	240,385	44,206
Amortization of discounts on convertible notes	215,585	183,450
Change in fair values of derivative liabilities	33,850	(2,901,355)
Changes in operating assets and liabilities:
Accounts receivable	1,990	—
Inventory	—	(9,992)
Prepaid assets and other	3,000	(9,500)
Right of use asset	24,916	—
Accounts payable and accrued expenses	(137,844)	(47,022)
Due to related party	20,425	(7,715)
Net cash used in operating activities	(276,523)	(460,918)

Cash flows from investing activities:
Purchase of property, equipment and furniture	—	(19,563)
Purchase of notes receivable	(20,000)	(35,000)
Net cash used in investing activities	(20,000)	(54,563)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	215,000	275,000
Payments made of principal and interest on convertible notes	—	(178,058)
Payments made on note payable	—	(25,000)
Proceeds from sale of common stock to be issued	15,000	340,000
Net cash provided by financing activities	230,000	411,942

Net decrease in cash and cash equivalents	(66,523)	(103,539)

Cash and cash equivalents, Beginning	77,016	304,889

Cash and cash equivalents, Ending	$10,493	$201,350

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$6,859
Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Discount from derivatives	$248,891	$295,000
Conversion of notes payable and interest into common stock	$245,746	$125,000
Change in fair value for available for sale marketable securities	$(13,881)	$(17,626)
Lease standard adoption	$310,259	$—
Settlement of derivatives	$585,850	$660,569
Stock issued for cashless exercise	$—	$2,855

See notes to condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019 and 2018

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"). The condensed consolidated financial statements of the Company include the consolidated accounts of Agritek and its’ wholly owned subsidiaries MediSwipe, AVHI, The American Hemp Trading Company, Inc., a Colorado Corporation (dba 77Acres, Inc.) and PPI. PPI, a Florida corporation, was originally formed on July 1, 2013 as The American Hemp Trading Company, Inc. (“HempFL”) and on August 27, 2014, HempFL changed its’ name to PPI. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents.

Accounts Receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of March 31, 2019, and December 31, 2018, based on the above criteria, the Company has an allowance for doubtful accounts of $44,068.

Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management analysis or inventory levels and future sales forecasts.

Notes receivable

	March 31, 2019	December 31, 2018
Client 1	$190,000	$170,000
Client 2	—	—
Total	$190,000	$170,000

•	Note receivable from Client 1 is pursuant to a five (5) year operational and exclusive licensing agreement with a third party who leases a 15,000-sq. ft. approved cultivation facility located in San Juan, Puerto Rico (see Note 10).

•	Note receivable from Client 2 is pursuant to a five (5) year operational and exclusive licensing agreement with a third party who leases a 10,000-sq. ft. approved cultivation facility located in Washington State (see Note 10). During the year ended December 31, 2018, the Company made an additional advance of $15,000, and as of December 31, 2018, the Company recorded an allowance of $115,000 for impairment.

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

Property and Equipment

Property and equipment are stated at cost, and except for land, depreciation is provided by use of a straight-line method over the estimated useful lives of the assets. The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. In February, 2017, the Company entered into a land purchase contract to acquire approximately 80 acres including water and mineral rights. The total cost of the land was $129,555. The Company paid $41,554 at closing and issued a note payable for $88,000. The Company is on the deed of trust of the property with a remaining note balance of $21,500 and $21,500 due the seller as of March 31, 2019 and December 31, 2018, respectively. The estimated useful lives of property and equipment are as follows:

Furniture and equipment	5 years
Manufacturing equipment	7 years

The Company's property and equipment consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Furniture and equipment	$215,006	$215,006
Land	129,555	129,555
Accumulated depreciation	(72,026)	(61,928)
Balance	$272,535	$282,633

Depreciation expense of $10,098 and $8,430 was recorded for the three months ended March 31, 2019, and 2018, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Deferred rent

The Company calculates the total cost of the lease for the entire lease period and divides that amount by the number of months of the lease. The result is the average monthly expense and is charged to rent expense with the offset to deferred rent, irrespective of the actual amount paid. The amounts paid are charged to the deferred rent account. As of March 31, 2019, and December 31, 2018, the Company has a balance of $24,916 in deferred rent which is included in the condensed consolidated balance sheet.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended March 31, 2019 and 2018.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, for each fair value hierarchy level:

March 31, 2019	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$1,728,062	$1,728,062
December 31, 2018
Level I	$—	$—
Level II	$—	$—
Level III	$1,561,232	$1,561,232

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of March 31, 2019, there were warrants and options to purchase 320,426 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 4,435,649 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

Accounting for Stock-Based Compensation

The Company accounts for stock awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Stock awards granted to non-employees are valued at their respective measurement dates based on the trading price of the Company’s common stock and recognized as expense during the period in which services are provided. For the three months ended March 31, 2019, and 2018, the Company recorded stock- based compensation of $0, and $97,500, respectively, (see Note 9).

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

Advertising

The Company records advertising costs as incurred. For the three months ended March 31, 2019, and 2018, advertising expense was $63 and $17,450, respectively.

Leases

The Company accounts for leases under ASU 2016-02. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the condensed consolidated balance sheets. The Company leases an office space and several retail locations used to conduct our business. On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. We allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases entered into prior to January 1, 2019, are accounted for under ASC 840 and were not reassessed. We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating lease ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in rent in the condensed consolidated statements of operations.

Note 3 – Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. This guidance is reflected in these financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in this update provide guidance about which changes to the terms or conditions of a share-based award require an entity to apply modification accounting in Topic 718. The guidance will be effective for the Company for its fiscal year 2018, with early adoption permitted. This ASU did not materially impact the Company’s consolidated financial statements.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as of March 31, 2019, and December 31, 2018 is outlined below:

	March 31, 2019	December 31, 2018
Beginning balance	$8,703	$41,862
Unrealized gain (loss) marked to fair value	13,881	(33,159)
Ending balance	$22,584	$8,703

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

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Vendor deposits	$25,000	$28,000
Total prepaid expenses	$25,000	$28,000

Note 6– Concentration of Credit Risk

Cash

Financial   instruments   that   potentially   subject   the   Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances.

Note 7 – Note Payable

Note Payable Land

On March 18, 2014, in conjunction with the land purchase of 80 acres in Pueblo County, Colorado, the Company paid $36,000 cash and entered into a promissory note in the amount of $85,750. In November 2015, the Company was made aware that the land transaction regarding 80 acres in Pueblo County, Colorado, may not have been properly deeded to the Company. The company was a party to the land purchase, however, the second party to the land contract never filed the original quit claim deed on behalf of the Company, even though a copy of the notarized quit claim deed was sent to the Company. In February, 2017, the original owner of the 80 acres foreclosed on the property from the second party and the Company entered into a new land purchase contract (including water and mineral rights) directly with the landowner on February 7, 2017. The Company is on the deed of trust of the property and as of March 31,2019, and December 31, 2018, the note balance is $21,500 and $21,500, respectively.

Note 8 – Convertible Debt

2018 Convertible Notes

On May 8, 2018, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with L2 Capital, LLC (“L2”) pursuant to which the Company issued and sold a promissory note to the Investor in the aggregate principal amount of up to $565,555 (the “Note”), which is convertible into shares of common stock of the Company, subject to the terms, conditions and limitations set forth in the Note. The Note accrues interest at a rate of 9% per annum. The aggregate principal amount of up to $565,555 consists of a prorated original issuance discount of up to $55,555 and a $10,000 credit to L2 for transactional expenses with net consideration to the Company of up to $500,000 which will be funded in tranches. The maturity date of each tranche funded shall be six (6) months from the effective date of each payment and is the date upon which the principal sum, as well as any accrued and unpaid interest and other fees for each tranche, shall be due and payable. L2 has the right at any time to convert all or any part of the funded portion of the Note into fully paid and non-assessable shares of common stock of the Company at the Conversion Price, which is equal to 58% multiplied by the lowest VWAP during the twenty-five (25) Trading Day period ending, in Holder’s sole discretion on each conversion, on either (i) the last complete Trading Day prior to the Conversion Date or (ii) the Conversion Date (subject to adjustment as provided in the Note), subject to the occurrence of any Event of Default (as defined therein) under the Note. In connection with the funding of the initial tranche $100,000 on May 23, 2018, the Company recorded $121,111 of the Note and also issued a common stock purchase warrant to L2 to purchase up to 34,842 shares of the Company’s common stock pursuant to the terms therein (the “L2 Warrant”) as a commitment fee. The Company recorded an initial derivative liability and derivative expense of $108,569 for the issuance of the warrant. The Company recorded a debt discount of $121,111 and during the year ended December 31, 2018, recorded the full amortization expense of $121,111. At the time that each subsequent tranche under the Note is funded by L2 in cash, then on such funding date, the warrant shares shall immediately and automatically be increased by the quotient of 100% of the face value of the respective tranche and 110% of the VWAP of the common stock on the Trading Day immediately prior to the funding date of the respective tranche. The L2 Warrant is exercisable for a period of five (5) years from date of issuance. The L2 Warrant includes a cashless net exercise provision whereby L2 can elect to receive shares equal to the value of the L2 Warrant minus the fair market value of shares being surrendered to pay for the exercise. Since the date of the initial funding L2 has funded $350,000 of additional tranches and the Company increased the Note by $388,885. The Company recorded an initial derivative liability on the additional tranches funded of $482,086, a debt discount of $393,885 and an initial derivative expense of $88,201. On January 11, 2019, the Company received the final funding of $50,000 from the May 8, 2018, note of L2 and the Company increased the Note by $55,559. For this funding the Company recorded a derivative liability of $85,849, a debt discount of $55,559 and an initial derivative expense of $30,290. During the three months ended March 31, 2019, the Company recorded amortization expense of $215,586 on the Note, and their remains $98,878 of unamortized note discounts. The principal and interest balance of the Note as of March 31, 2019 and December 31, 2018, $595,263 was $524,565.

On July 5, 2018, as part of the Company’s debt consolidation plan, the Company accepted and agreed to a Note Purchase Agreement (the “NPA”), whereby, St George Investments, LLC (“St’ George”) assigned $174,374.72 of principal and interest of their St George 2016 Note (See above) and $927,323.67 of principal and interest on their St George 2017 Note (see above) to L2. The Company issued a 10% Replacement Promissory Note (the “RPN”) to L2 for $1,101,698. The RPN matured on January 1, 2019, is now subject to default interest rate of 18% per annum and is convertible into shares of the Company’s common stock at any time at the discretion of L2 at a conversion price equal to the lowest trading price during the twenty-five (25) trading days immediately prior to the conversion date multiplied by fifty eight percent (58%), representing a forty two percent (42%) discount. During the three months ended March 31, 2018, L2 converted $245,746 of the RPN into 910,000 shares of common stock at an average conversion price of $0.2701 per share. As of March 31, 2019, and December 31, 2018, the remining principal and interest balance of the RPN is $290,057 and $521,133.

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

2019 Convertible Notes

On February 7, 2019, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with L2, pursuant to which the Company issued and sold a promissory note in the aggregate principal amount of up to $565,555 (the “Feb 2019 Note”), which is convertible into shares of common stock of the Company, subject to the terms, conditions and limitations set forth in the Note. The Note accrues interest at a rate of 9% per annum. The aggregate principal amount of up to $565,555 consists of a prorated original issuance discount of up to $55,555 and a $10,000 credit to L2 for transactional expenses with net consideration to the Company of up to $500,000 which will be funded in tranches. The maturity date of each tranche funded shall be six (6) months from the effective date of each payment and is the date upon which the principal sum, as well as any accrued and unpaid interest and other fees for each tranche, shall be due and payable. L2 has the right at any time to convert all or any part of the funded portion of the Note into fully paid and non-assessable shares of common stock of the Company at the Conversion Price, which is equal to 58% multiplied by the lowest VWAP during the twenty-five (25) Trading Day period ending, in Holder’s sole discretion on each conversion, on either (i) the last complete Trading Day prior to the Conversion Date or (ii) the Conversion Date (subject to adjustment as provided in the Note), subject to the occurrence of any Event of Default (as defined therein) under the Note. In connection with the funding of the initial tranche $50,000 on February 8, 2019, the Company recorded $65,555 of the Note, and also issued a common stock purchase warrant to L2 to purchase up to 70,948 shares of the Company’s common stock pursuant to the terms therein (the “L2 Warrant”) as a commitment fee. The Company recorded an initial derivative liability and derivative expense of $78,029 for the issuance of the warrant. L2 funded an additional $115,000 during the three months ended March 31, 2019, and the Company increased the loan balance by $127,777. The Company recorded an initial derivative liability on the tranches funded of the Feb 2019 Note of $325,398, a debt discount of $193,332 and an initial derivative expense of $132,00. During the three months ended March 31, 2019, the Company recorded amortization expense of $41,611 on the Feb 2019 Note findings and their remains $151,721 of unamortized note discounts. As of March 31, 2019, the remining principal and interest balance of the FEB 2019 Note is $195,204.

Convertible Note Conversions

During the three months ended March 31, 2019, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
1/4/2019	$22,678	$—	$22,678	$0.20	115,000	L2
1/14/2019	$21,692	$—	$21,692	$0.20	110,000	L2
1/31/2019	$33,176	$—	$33,176	$0.30	110,000	L2
2/11/2019	$37,700	$—	$37,700	$0.30	125,000	L2
3/4/2019	$37,700	$—	$37,700	$0.30	125,000	L2
3/14/2019	$46,400	$—	$46,400	$0.37	125,000	L2
3/28/2019	$46,400	$—	$46,400	$0.23	200,000	L2
	$245,746	$—	$245,746		910,000

A summary of the convertible notes payable balance as of March 31, 2019, and December 31, 2018, is as follows:

	March 31, 2019	December 31, 2018
Beginning Principal Balance	$935,008	979,443
Convertible notes-newly issued	248,891	1,034,186
Conversion of convertible notes (principal)	(245,746)	(985,996)
Accrued interest added to convertible notes	—	78,574
Principal payments	—	(171,199)
Unamortized discount	(250,595)	(217,293)
Ending Principal Balance, net	$687,558	717,715

The Company recorded a loss on debt settlement of $229,555 and $58,759 on the redemption of convertible notes for the three months ended March 31, 2019 and 2018, respectively.

Note 9 - Derivative liabilities

As of March 31, 2019, the Company revalued the embedded conversion feature of the Convertible Notes, and warrants (see note 11). The fair values were calculated based on the Monte Carlo simulation method consistent with the terms of the related debt.

A summary of the derivative liability balance as of March 31, 2019, is as follows:

	Notes	Warrants	Total
Beginning Balance	$1,406,209	$155,022	$1,561,231
Initial Derivative Liability	411,247	78,029	489,276
Fair Value Change	153,540	(119,690)	33,850
Derivative Settlement	(356,295)	—	(356,295)
Ending Balance	$1,614,701	$113,361	$1,728,062

The derivative expense for the three months ended March 31, 2019, of $274,235 is comprised of the initial derivative expense of $240,385 resulting from the issuances of new convertible notes and warrants in the period and the fair value change increasing the liability and expense by $33,850. For the three months ended March 31, 2018, there was a credit to derivative expense of $2,857,244, comprised of $44,111 of initial derivative expense resulting from new convertible notes issued during the three months ended March 31, 2018, and the change, decreasing the liability and expense by $2,901,355.

The fair value at the commitment date for the 2019 Convertible Notes and the re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2019:

	Commitment date	Remeasurement date
Expected dividends	-0-	-0-
Expected volatility	197%-231%	233%
Expected term	0.50 years	.5 years
Risk free interest	2.49%-2.53%	2.44%

On February 7, 2019, the Company issued a warrant to purchase 70,948 shares of common stock (see Note 8) and valued the warrant at $78,029. As of March 31, 2019, the Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted. The Company valued the embedded derivatives within the warrants using the Black-Scholes valuation model.   The fair value for Warrants as of the issue date and measurement date were based upon the following management assumptions:

	Commitment date	Remeasurement date
Expected dividends	-0-	-0-
Expected volatility	192%	178%-205%
Expected term	5 years	2.59-4.86 years
Risk free interest	2-23%	2.22%-2.25%

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

For the three months ended March 31, 2019 and 2018, the Company recorded expenses to Mr. Friedman of $37,500 and $37,500, respectively. For the three months ended March 31, 2019, $37,500 is included in Management Fees in the condensed consolidated statements of operations, included herein. As of March 31, 2019, and December 31, 2018, the Company owed Mr. Friedman $20,425 and $1,283, respectively, and is included in due to related party on the Company’s condensed consolidated balance sheet. On June 25, 2018, the Company issued 1,700,000 shares to Mr. Friedman. The Company recorded an expense of $22,950 (based on the market price of the Company’s common stock of $2.70 per share).

On October 5, 2017, the Company agreed to lease from Mr. Friedman, a "420 Style" resort and estate property approximately one hour outside of Quebec City, Canada. The fifteen-acre estate consists of nine (9) unique guest suites, horse stables, and is within walking distance to a public golf course. A separate structure will serve as a small grow facility run by patient employees and caretakers on the property which may be toured by guests of the facility. Pursuant to the agreement, the Company will pay $8,000 per month in exchange for the Company being entitled to all rents and income generated from the property. For the three months ended March 31, 2019, and 2018, the Company paid and recorded $19,000 and $16,000, respectively, of expense, included in leased property expense, related party in the condensed consolidated statements of operations, included herein. The Company will be responsible for all costs of the property, including, but not limited to, renovations, repairs and maintenance, insurance and utilities. For the three months ended March 31, 2019 and 2018, the Company has incurred $0 and $25,000 of renovation expense..

For the three months ended March 31, 2019, the Company expensed $5,000 to Mrs. Friedman for administrative fees.

For the three months ended March 31, 2019, the Company paid $19,500 for the three months ended March 31, 2018, respectively, for investor relations services to a company controlled by Mr. Friedman.

Note 11 – Common and Preferred Stock

Common Stock

2019 Issuances

Date	Principal Conversion	Interest Conversion	Total Conversion	Conversion Price	Shares Issued	Issued to
1/4/2019	$22,678	$—	$22,678	$0.20	115,000	L2
1/14/2019	$21,692	$—	$21,692	$0.20	110,000	L2
1/31/2019	$33,176	$—	$33,176	$0.30	110,000	L2
2/11/2019	$37,700	$—	$37,700	$0.30	125,000	L2
3/4/2019	$37,700	$—	$37,700	$0.30	125,000	L2
3/14/2019	$46,400	$—	$46,400	$0.37	125,000	L2
3/28/2019	$46,400	$—	$46,400	$0.23	200,000	L2
	$245,746	$—	$245,746		910,000

As of March 31, 2019, and December 31, 2018, shares of common stock issued and outstanding are 6,538,578 and 5,628,475, respectively.

Common stock to be issued

During the three months ended March 31, 2019, the Company received $15,000, pursuant to Stock Purchase Agreements (the “SPA”) to buy 20,833 shares of common stock. As of March 31, 2019, and December 31, 2018, shares of common stock to be issued are 323,084 and 302,251, respectively.

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

The Series B Preferred Stock has the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future. The Series B Preferred Stock has a right to vote on all matters presented or submitted to the Company’s stockholders for approval in pari passu with the common stockholders, and not as a separate class. The holders of Series B Preferred Stock have the right to cast votes for each share of Series B Preferred Stock held of record on all matters submitted to a vote of common stockholders, including the election of directors. There is no right to cumulative voting in the election of directors. The holders of Series B Preferred Stock vote together with all other classes and series of common stock of the Company as a single class on all actions to be taken by the common stockholders except to the extent that voting as a separate class or series is required by law. As of March 31, 2019, and December 31, 2018, there were 1,000 shares of Class B Preferred Stock outstanding.

Warrants and Options

On October 31, 2016, the Company granted (Warrant #1) to St. George the right to purchase at any time on or after November 10, 2016 (the “Issue Date”) until the date which is the last calendar day of the month in which the fifth anniversary of the Issue Date occurs (the “Expiration Date”), a number of fully paid and non-assessable shares (the “Warrant Shares”) of Company’s common stock, equal to $57,500 divided by the Market Price (defined below) as of the Issue Date, as such number may be adjusted from time to time pursuant to the terms and conditions of Warrant #1 to Purchase Shares of Common Stock. The Market Price is equal to the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding the applicable date of exercise, multiplied by sixty percent (60%). The exercise price is the lower of $10.00 and is subject to price adjustments pursuant to the agreement and includes a cashless exercise provision. The Company also issued Warrant #’s 2-9, with each warrant only effective upon St. George funding of the secured notes they issued to the Company. Warrant #’s 2-9 give St. George the right to purchase Warrant Shares equal to $27,500 divided by the Market Price on the funded date. On December 14, 2016, the Company received a payment of $50,000, and accordingly, Warrant #2 became effective. During the year ended December 31, 2017, the Company received the funding on the remaining notes and Warrant #’s 3-9 became effective. During the three months ended March 31, 2018, the company issued 142,758 shares of common stock to St. George pursuant to Notices of Exercise of 15,203 Warrants received. The shares were issued based upon the cashless exercise provision of the warrant.

The following table summarizes the activity related to warrants of the Company for the three months ended March 31, 2019, and the year ended December 31, 2018:

	Number of Warrants	Weighted-Average Exercise Price per share	Weighted-Average Remaining Life (Years)
Outstanding and exercisable at January 1, 2018	245,680	1.308	4.17
Warrants issued	34,843	3.52	5.0
Warrants expired	(5,000)	10.00	—
Warrants exercised	(26,044)	1.128	—
Outstanding and exercisable December 31, 2018	249,479	$1.28	3.30
Warrants issued	70,948	1.21	5.0
Outstanding and exercisable March 31, 2019	320,427	0.98	3.97

Note 12 – Operating Lease Right-Of-Use Assets and Operating Lease Liabilities

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 9.0%, as the interest rate implicit in most of our leases is not readily determinable.

On October 5, 2017, the Company agreed to lease from Mr. Friedman, a "420 Style" resort and estate property approximately one hour outside of Quebec City, Canada. The fifteen-acre estate consists of nine (9) unique guest suites, horse stables, and is within walking distance to a public golf course. A separate structure will serve as a small grow facility run by patient employees and caretakers on the property which may be toured by guests of the facility. Pursuant to the agreement, the Company will pay $8,000 per month in exchange for the Company being entitled to all rents and income generated from the property. For the three months ended March 31, 2019, the Company paid and recorded $19,000 of expense, included in leased property expense, related party in the consolidated statements of operations, included herein. The Company will be responsible for all costs of the property, including, but not limited to, renovations, repairs and maintenance, insurance and utilities.

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets and lease liabilities of $310,259.

Right-of- use assets and lease liabilities are summarized below:

March 31, 2019
Right-of-use asset	$293,111
Current lease liabilities	41,350
Non-current lease liabilities	251,761

Maturity of lease liabilities are as follows:

Amount
For the nine months ending March 31, 2019	$72,000
For the year ending December 31, 2020	96,000
For the year ending December 31, 2021	96,000
For the year ending December 31, 2022	80,000
Total	$344,000
Less: present value discount	(50,889)
Lease liability	$293,111

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

In January 2017, the Company signed a five (5) year lease, beginning February 1, 2017, for approximately 6,000 square feet of office space, comprised of two floors, in San Juan, Puerto Rico. Pursuant to the lease, the Company will pay $3,000 per month for the third floor of the building for the first year of the lease. The rent will increase 3% per year on February beginning in 2018 and an additional 3% per year on each successive February 1, during the term of the lease. The landlord agreed that the month of February 2017, the rent was $1,500. The rent for second floor of the building will be $2,000 per month during the term of the lease and the Company does not have any rent payments for the first three months of the lease (February 2017 through April 2017). Through September 30, 2017, the Company calculated the total amount of the rent for the term lease and recorded straight line rent expense of $45,417 and had made payments of $20,516. As of March 31, 2019, the Company has a balance of $24,916 in deferred rent which is included in the consolidated balance sheet. The leases for the second and third floor were cancelled in September 2017 as a result of Hurricane Irma.

Rent expense was $3,452 and $9,053 for the three months ended March 31 2019, and 2018, respectively.

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

Agreements

On April 5, 2017, the Company executed a five (5) year operational and exclusive licensing agreement with a third party who leases a 15,000-sq. ft. approved cultivation facility located in San Juan, Puerto Rico. The Company will be the exclusive funding source, and supervise all infrastructure buildout, equipment lease/finance, security systems and personnel and provide access of seasoned Colorado and California cultivation crews to ensure the facility meets all standard operating procedures as set forth by the Department of Health of Puerto Rico. Under the agreement, the Company is to receive $12,000 a month in consulting fees, licensing fees on all vaporizer and edible sales, equipment and lighting rental and financing fees along with equity interest in the property. As of March 31, 2019, and 2018, the Company has invested $190,000 and $170,000, respectively.

On August 7, 2017, the Company signed a LOI with Green Acres, whereby in consideration of consulting fees, licensing fees on all vaporizer and edible brands, equipment and lighting rental and financing fees, the Company will provide up to $250,000 of working capital and potentially, up to $3,500,000 for the buyout of Green Acres existing mortgage on their Washington State facility. As of March 31, 2019, the Company had invested $115,000. During 2018, management recorded an allowance of $115,000 for the impairment of the asset.

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

Note 14 – Income Taxes

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

No provision for federal income taxes has been recorded due to the available net operating loss carry forwards of approximately $9,918,962 will expire in various years through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes.  The components of these differences are as follows at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Net tax loss carry-forwards	$9,817,962	$9,584,964
Statutory rate	21%	21%
Expected tax recovery	2,061,272	2,012,842
Change in valuation allowance	(2,061,772)	(2,012,842)
Income tax provision	$—	$—

Components of deferred tax asset:
Non capital tax loss carry forwards	$2,061,272	$2,012,842
Less: valuation allowance	(2,061,272)	(2,012,842)
Net deferred tax asset	$—	$—

Note 15 – Property, Plant and Equipment

Property and Equipment

Property and equipment are stated at cost, and except for land, depreciation is provided by use of a straight-line method over the estimated useful lives of the assets. The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. In February, 2017, the Company entered into a land purchase contract to acquire approximately 80 acres including water and mineral rights. The total cost of the land was $129,555. The Company paid $41,554 at closing and issued a note payable for $88,000. The Company is on the deed of trust of the property with a remaining note balance of $21,500 due the seller as of March 31, 2019 and December 31, 2018, respectively. The estimated useful lives of property and equipment are as follows:

Furniture and equipment	5 years
Manufacturing equipment	7 years

The Company's property and equipment consisted of the following at March 31, 2019, and December 31, 2018:

	December 31, 2018	December 31, 2018
Furniture and equipment	$215,006	$215,006
Land	129,555	129,555
Accumulated depreciation	(72,026)	(61,928)
Balance	$272,535	$282,633

Depreciation expense of $10,098 and $8,430 was recorded for the three months ended March 31, 2019, and 2018, respectively.

Note 15 – Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2019, the Company had an accumulated deficit of $27,942,729 and working capital deficit of $3,547,155, inclusive of a derivative liability of $1,728,062. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 16 – Subsequent Events

On April 3, 2019, the Company received the next funding tranche of $75,000 from L2 and increased the Feb 2019 Note balance by $83,333.

On April 26, 2019, the Company completed the closing of a private placement financing transaction with Power Up Lending Group, LTD (“Power Up”), pursuant to a Securities Purchase Agreement (the “Power Up Purchase Agreement”). Pursuant to the Power Up Purchase Agreement, Power Up purchased an 12% Convertible Debenture (the “Power Up Debenture”) in the aggregate principal amount of $128,500, and delivered on May 3, 2019 (the “Funding Date”), gross proceeds of $125,000 excluding transaction costs, fees, and expenses. Principal and interest on the Power Up Debentures is due and payable on April 26, 2020, and the Power Up Debenture is convertible into shares of the Company’s common stock beginning six months from the Funding Date, at a VCP. The VCP is calculated as the lowest closing bid price during the twenty (20) trading days immediately prior to the conversion date multiplied by sixty three percent (63%), representing a thirty seven percent (37%) discount.

On April 30, 2019, the Company along with 1919 Clinic, LLC (“1919”) signed an option to purchase the building 1919 is currently operating in, from the owner for $1,000,000. A non-refundable deposit of $50,000 was paid in consideration of the one- month option to purchase the building.

On May 7, 2019, the Company received a funding tranche of $150,000 from L2 and increased the Feb 2019 Note balance by $166,667.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months ended March 31, 2019 and 2018.

The independent auditor’s reports on our financial statements for the years ended December 31, 2018 and 2017 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 15 to the unaudited condensed consolidated financial statements.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditor has raised substantial doubt about our ability to continue as a going concern.

Results of Operations

For the three months ended March 31, 2019, compared to March 31, 2018

Revenues

Revenues for the three months ended March 31, 2019, and 2018 were $0 and $20, respectively.

Cost of Sales

For the three months ended March 31, 2019, cost of sales was $0, and for the three months ended March 31, 2018, cost of sales of $7,508 is comprised of consulting fees, including an allocation of $7,500, or twenty (20%) percent of the Company’s former CEO fees.

Operating Expenses

Operating expenses were $167,425 for the year ended three months ended March 31, 2019 compared to $460,165 for the three months ended March 31, 2019. The expenses were comprised of:

	Three months ended March 31,
Description	2019	2018
Administration and management fees	$42,500	$56,392
Professional and consulting fees	51,650	234,380
Advertising and promotional expenses	63	44,700
Rent and occupancy costs	3,452	9,053
Leased property for sub-lease including maintenance costs	19,000	48,509
Travel and entertainment	22,514	26,554
General and other administrative	28,246	40,577
Total	$167,425	$460,165

Administration and management fees include $37,500 and $30,000 expensed as fees for Mr. Friedman for the three months ended March 31, 2019 and 2018, respectively, and fees paid for administration services of $5,000 and $21,600 for the three months ended March 31, 2019 and 2018, respectively. The related party expenses were fees paid to Mrs. Friedman. Effective January 1, 2019, the Company has agreed to compensation of $12,500 per month for Mr. Friedman, $7,500 per month for the Company’s Interim CEO.

Professional and consulting fees include stock-based compensation of $0 and $97,500 for the three months ended March 31, 2019 and 2018, respectively. The stock compensation expense component for the three months ended March 31, 2018, was a result of 25,000 shares of common stock issued to Dr. Stephen Holt, for his appointment to the advisory board. The Company recorded an expense of $97,500 (based on the market price of the Company’s common stock of $3.90 per share).

Professional and consulting fees (excluding stock compensation expense) decreased for the three months ended March 31, 2019 to $51,650, compared to $126,880 for the three months ended March 31, 2018, and is comprised of the following:

	Three months ended March 31,
	2019	2018
Legal fees	$4,650	$34,880
Consulting fees	17,000	71,500
Accounting and auditing fees	10,500	10,500
Investor relation costs (including related of $19,500 and $5,000 for 2019, and 2018, respectively)	19,500	20,000
	$51,650	$126,880

Legal fees decreased for the three months ended March 31, 2019, as costs incurred related to the Braune and Rodriguez matters (see Note 11 to consolidated financial statements included herein) in the 2018 period. Consulting fees decreased for the three months ended March 31, 2019, as the Company had engaged various consultants to assist the Company in strategic planning regarding the Company’s current operations and future growth plans in 2018.

Advertising and promotional expenses decreased the three months ended March 31, 2019, compared to the three months ended March 31, 2018, as a result of the Company distributing product samples to distributors and dispensaries in California as part of a marketing campaign regarding a product launch and introduction.

Rent and occupancy costs were $3,452 and $9,053 for the three months ended March 31, 2019 and 2018, respectively.

Leased property available for sub-lease and property maintenance costs were $19,000 (related) and $16,000 (related) for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, the Company made lease payments of $19,000 for their lease with Mr. Friedman for, the "420 Style" resort and estate property approximately one hour outside of Quebec City, Canada.

General and other administrative costs for the three months ended March 31, 2019, decreased to $28,246, from $40,577 for the three months ended March 31, 2018. The costs are comprised of public company expenses (including transfer agent fees, filing fees, press releases and other) and general office expenses. The significant expenses are comprised of the following:

Description	2019	2018
Filing fees and transfer agent fees	$3,226	$3,226
Other taxes	7,596	1,899
Depreciation	10,098	8,431
Telephone, internet and website expenses	1,960	2,629
Investor relations	5,668	6,466
Office supplies and expense	1,527	3,718
Other general and other administrative	653	14,028
Total	$33,944	$40,577

Other Income (Expense), Net

Other expense, net, for the three months ended March 31, 2019, was $784,950 compared to other income, net, of $2,337,728 for the three months ended March 31, 2018. Other expense, net, for the three months ended March 31, 2019, included derivative expenses of $274,235, interest expense of $281,160 and loss on settlement of debt of $229,555. Other income, net, for the three months ended March 31, 2018 was from the decrease on the fair value of derivatives of $2,857,244, partially offset by the loss on debt settlement of $58,759, loss on legal matter of $232,246 and interest expense of $228,511.

Interest expense increased in the current period and was comprised of:

	Three months ended March 31,
	2019	2018
Interest on face value and other	$31,682	$24,887
Prepayment interest and other	—	174
Amortization of note discount	215,586	183,450
Amortization of deferred financing fees	33,892	20,000
Total	$281,160	$228,511

Liquidity and Capital Resources.

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2019, we had cash and cash equivalents of $10,493, a decrease of $66,523, from $77,016 as of December 31, 2018. At March 31, 2019, we had current liabilities of $3,605,231 (including $1,728,062 of non-cash derivative liabilities) compared to current assets of $58,076 which resulted in working capital deficit of $3,547,155. The current liabilities are mostly comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities, lease liabilities and notes payable.

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

For the three months ended March 31, 2019, net cash used in operating activities was $276,523 compared to $460,918 for the three months ended March 31, 2018. The Company had a net loss for the three months ended March 31, 2019, of $952,374 partially offset by non-cash expenses of derivative expenses of $503,790 and the amortization of discounts and financing fees on convertible notes of $215,585, depreciation expense of $10,098 and amortization of deferred financing costs of $33,891.

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

During the three months ended March 31, 2019, net cash used in investing activities was $20,000 compared to $54,563 for the three months ended March 31, 2018. For the three months ended March 31, 2019, the Company purchased furniture and equipment of $0 compared to $19,563 for the three months ended March 31, 2018. For the three months ended March 31, 2019 and 2018, the Company expended $20,000 and $35,000, respectively, to invest in two separate five- year exclusive licensing and operation agreements.

Net cash provided by financing activities was $230,000 and $411,942 for the three months ended March 31, 2019 and 2018, respectively. The 2019 activity was comprised of proceeds received of $215,000 from the issuance of $248,931 of convertible notes and $15,000 related to Stock Purchase Agreements. The activity three months ended March 31, 2018 was comprised of proceeds received related to the issuance of convertible promissory notes of $275,000 and $340,000 related to Stock Purchase Agreements with St. George. The Company also made payments of $178,058 of principal and accrued interest on convertible promissory notes and $25,000 on notes payable.

For the three months ended March 31, 2019, cash and cash equivalents decreased by $66,523 compared to $103,539 for the three months ended March 31, 2018. Ending cash and cash equivalents at March 31, 2019, was $10,493 compared to $201,350 at December 31, 2018.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended March 31, 2019 and 2018.

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

Accounts Receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of March 31, 2019, and December 31, 2018, based on the above criteria, the Company has an allowance for doubtful accounts of $44,068.

Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow- moving inventory is made based on management analysis or inventory levels and future sales forecasts.

Notes receivable

As of March 31, 2019, the Company has recorded notes receivable the following:

•	$190,000 pursuant to a five (5) year operational and exclusive licensing agreement with a third party who leases a 15,000-sq. ft. approved cultivation facility located in San Juan, Puerto Rico.

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common March 31, 2019, stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period. As of March 31, 2019, there were warrants and options to purchase 320,426 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 4,435,649 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

Accounting for Stock-Based Compensation

The Company accounts for stock awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Stock awards granted to non-employees are valued at their respective measurement dates based on the trading price of the Company’s common stock and recognized as expense during the period in which services are provided. For the three months ended March 31, 2019 and 2018, the Company recorded stock- based compensation of $0 and $97,500, respectively.

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

Item 4. Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective as of March 31, 2019 due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On March 2, 2015, the Company, the Company’s CEO and the Company’s CFO at the time were named in a civil complaint filed by Erick Rodriguez in the District Court in Clark County, Nevada (the “DCCC”). The complaint alleges that Mr. Rodriguez never received 250,000 shares of Series B preferred stock that were initially approved by the Board of Directors in 2012, subject to the completion of a merger of a company controlled by Mr. Rodriguez. Since the merger was never completed, the shares were never certificated to Mr. Rodriguez. On March 21, 2017, the DCC agreed to Set Aside the Entry of Default against the Defendants. Mr. Rodriguez resigned in June 2013. On December 10, 2018, the parties agreed to a confidential settlement on the matter. The Company recorded losses of $0 and $232,246, on the legal matter, included in other expenses for the three months ended March 31, 2019 and 2018, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, the Company issued the following shares of common stock upon the conversions of portions of the convertible notes:

Date	Principal Conversion	Conversion Price	Shares Issued	Issued to
1/4/2019	$22,678	$0.20	115,000	L2
1/14/2019	$21,692	$0.20	110,000	L2
1/31/2019	$33,176	$0.30	110,000	L2
2/11/2019	$37,700	$0.30	125,000	L2
3/4/2019	$37,700	$0.30	125,000	L2
3/14/2019	$46,400	$0.37	125,000	L2
3/28/2019	$46,400	$0.23	200,000	L2
	$245,746		910,000

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Convertible Debenture Proceeds

On January 11, 2019, the Company received the final funding of $50,000 from the May 8, 2018, note of L2 and the Company increased the Note by $55,559.

During the first quarter, the Company received fundings of $165,000 and recorded $193,333 of note balance from the February 7 ,2019, note of L2.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2019

AGRITEK HOLDINGS, INC.

By:   /s/ Suneil Singh Mundie

Suneil Singh Mundie

Interim Chief Executive Officer (principal executive, principal financial and accounting officer)

