Form 10-Q
period 2019-06-30
AGRITEK HOLDINGS, INC.
filed 2019-09-18
CIK 1040850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 000-1321002

AGRITEK HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-8484256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
777 Brickell Avenue, Suite 500
Miami, FL	33131
(Address of Principal Executive Offices)	(Zip Code)

  Registrant’s telephone number, including area code: (305) 721-2727

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☒	☒	☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,973,276 shares as of September 9, 2019.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2019

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2019	2018

ASSETS
CURRENT ASSETS:
Cash	$153,447	77,016
Accounts receivable	-	1,990
Marketable Securities	21,372	8,703
Prepaid expenses and other assets	31,243	28,000

Total Current Assets	206,062	115,709

OTHER ASSETS:
Notes receivable	190,000	170,000
Other deposit	175,000	-
Land	129,554	129,554
Property and equipment, net	165,900	153,079
Right-of-use asset, net	275,576	-
Other assets	825	825

Total Assets	$1,142,917	$569,167

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$261,567	$260,852
Accrued expenses and other liabilities	622,667	932,216
Due to related party	41,308	1,283
Deferred rent	24,916	24,916
Lease liability	74,210	-
Convertible notes payable, net	906,551	717,715
Convertible notes payable – related party, net	128,916	-
Derivative liabilities	1,841,650	1,561,232
Non-convertible note payable	21,500	21,500

Total Current Liabilities	3,923,285	3,519,714

LONG-TERM LIABILITIES:
Lease payable - long-term	201,366	-

Total Liabilities	4,124,651	3,519,714

Commitments and contingencies (Note 12)

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.01 par value; 1,000,000 authorized; Series B Preferred stock: $0.01 par value; 1,000,000 shares authorized; 1,000 issued and outstanding at June 30, 2019 and December 31, 2018	10	10
Common stock: $0.0001 par value, 1,499,000,000 shares authorized; 19,738,475 and 5,628,475 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,974	563
Common stock issuable: 423,084 and 302,251 commons stock issuable at June 30, 2019 and December 31, 2018, respectively	42	30
Additional paid-in capital	27,332,589	24,047,027
Accumulated comprehensive gain (loss)	4,847	(7,822)
Accumulated deficit	(30,321,196)	(26,990,355)

Total Stockholders’ Deficit	(2,981,734)	(2,950,547)

Total Liabilities and Stockholders’ Deficit	$1,142,917	$569,167

See accompanying notes to the unaudited condensed consolidated financial statements

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

REVENUES, NET	$-	$208	$-	$228

COST OF REVENUE	-	7,604	-	15,112

OPERATING EXPENSES:
Professional fees	106,255	154,463	202,173	331,432
Compensation expense	2,357,500	22,950	2,357,500	120,450
General and administrative expenses	79,130	226,886	150,637	412,583

Total Operating Expenses	2,542,885	404,299	2,710,310	864,465

LOSS FROM OPERATIONS	(2,542,885)	(411,695)	(2,710,310)	(879,349)

OTHER INCOME (EXPENSE):
Interest expense	(360,068)	(288,653)	(641,227)	(517,163)
Derivative income (expense)	511,730	33,144	237,495	2,890,388
(Loss) gain on debt extinguishment	(22,244)	-	(251,799)	(58,759)
Other income (expense)	35,000	-	35,000	(232,246)

Total Other Income (Expense)	164,418	(255,509)	(620,531)	2,082,220

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,378,467)	(667,204)	(3,330,841)	1,202,871

NET INCOME (LOSS)	$(2,378,467)	$(667,204)	$(3,330,841)	$1,202,871

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(2,378,467)	$(667,204)	$(3,330,841)	$1,202,871

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	1,212	(12,669)	12,669	(30,295)

Comprehensive income (loss)	$(2,377,255)	$(679,873)	$(3,318,172)	$1,172,576

NET INCOME (LOSS) PER COMMON SHARE:
Continuing operations - basic	$(0.24)	$(0.17)	$(0.42)	$0.32
Continuing operations - diluted	$(0.24)	$(0.17)	$(0.42)	$0.25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,843,970	3,876,673	7,951,403	3,771,796
Diluted	9,843,970	3,876,673	7,951,403	4,817,055

See accompanying notes to the unaudited condensed consolidated financial statements

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Series B Preferred Stock		Common Stock		Common Stock Issuable		Additional		Accumulated other	Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	comprehensive gain	Stockholders’ (Deficit)

Balance at December 31, 2018	1,000	$10	5,628,475	$563	302,251	$30	$24,047,027	$(26,990,355)	$(7,822)	$(2,950,547)

Common stock to be issued pursuant to Stock Purchase Agreements	-	-			20,833	2	14,998	-	-	15,000

Common stock issued upon conversion of convertible debt and accrued interest	-	-	910,000	91	-	-	245,655	-	-	245,746

Settlement of derivative liability	-	-	-	-	-	-	585,850	-	-	585,850

Unrealized loss on marketable securities	-	-	-	-	-	-	-	-	13,881	13,881

Net income (loss)	-	-	-	-	-	-	-	(952,374)	-	(952,374)

Balance at March 31, 2019	1,000	$10	6,538,475	$654	323,084	$32	$24,893,530	$(27,942,729)	$6,059	$(3,042,444)

Common stock issued for services	-	-	13,000,000	1,300	100,000	10	2,366,857	-	-	2,368,167

Common stock issued upon conversion of convertible debt and interest	-	-	200,000	20	-	-	50,180	-	-	50,200

Reclassification of derivative liability upon note conversions	-	-	-	-	-	-	22,022	-	-	22,022

Unrealized gain on marketable securities	-	-	-	-	-	-	-	-	(1,212)	(1,212)

Net loss	-	-	-	-	-	-	-	(2,378,467)	-	(2,378,467)

Balance at June 30, 2019	1,000	$10	19,738,475	$1,974	423,084	$42	$27,332,589	$(30,321,196)	$4,847	$(2,981,734)

	Series B
	Preferred Stock		Common Stock		Common Stock Issuable		Additional		Accumulated other	Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	comprehensive gain	Stockholders’ (Deficit)

Balance at December 31, 2017	1,000	$10	3,618,402	$362	262,872	$26	$19,389,882	$(25,578,077)	$25,337	(6,162,460)

Common stock issued upon cashless warrant exercises	-	-	142,758	14	-	-	(14)	-	-	-

Common stock to be issued pursuant to Stock Purchase Agreements	-	-	-	-	77,578	8	339,992	-	-	340,000

Common stock issued for services	-	-	25,000	3	-	-	97,497	-	-	97,500

Common stock issued upon conversion of convertible debt and accrued interest	-	-	110,816	11	-	-	124,989	-	-	125,000

Adjust common stock to be issued	-	-	-	-	(116,013)	(12)	12	-	-	-

Reclassification of derivative liability upon note conversions	-	-	-	-	-	-	660,568	-	-	660,568

Unrealized loss on marketable securities	-	-	-	-	-	-	-	-	(17,626)	(17,626)

Net income (loss)	-	-	-	-	-	-	-	1,870,075		1,870,075

Balance at March 31, 2018	1,000	$10	3,896,976	$390	224,437	$22	$20,612,926	$(23,708,002)	$7,711	$(3,086,943)

Common stock issued for services	-	-	8,500	1	-	-	22,949	-	-	22,950

Common stock issued upon cashless warrant exercises	-	-	10,000	1	-	-	(1)	-	-	-

Common stock issued upon conversion of convertible debt and accrued interest	-	-	55,408	5	-	-	62,495	-	-	62,500

Reclassification of derivative liability upon note conversions	-	-	-	-	-	-	162,542	-	-	162,542

Unrealized loss on marketable securities	-	-	-	-	-	-	-	-	(12,669)	(12,669)

Net loss	-	-	-	-	-	-	-	(667,204)	-	(667,204)

Balance at June 30, 2018	1,000	$10	3,970,884	$397	224,437	$22	$20,860,911	$(24,375,206)	$(4,958)	(3,518,824)

See accompanying notes to the unaudited condensed consolidated financial statements

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30
	2019	2018

CASH FLOWS USED IN OPERATING ACTIVITIES
Net income (loss)	$(3,330,841)	$1,202,871
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	21,694	18,119
Stock-based compensation	2,368,167	120,450
Amortization of debt issuance cost	39,625	67,111
Amortization of debt discount	528,559	395,264
Derivative liability (income) expense	(237,495)	(2,890,285)
Loss on debt extinguishment	251,799	58,759
Loss on legal settlement	-	232,246
Change in operating assets and liabilities:
Prepaid expenses and other assets	(176,253)	(27,556)
Accounts payable and other liabilities	(308,834)	(5,233)
Due to related party	40,025	(7,715)

NET CASH USED IN OPERATING ACTIVITIES	(803,554)	(835,969)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and furniture	(34,515)	(26,681)
Purchase of notes receivable	(20,000)	(75,000)

NET CASH USED IN INVESTING ACTIVITIES	(54,515)	(101,681)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from convertible debt, net of fees and OID	919,500	575,000
Repayment of convertible debt	-	(178,058)
Repayment of non-convertible note payable	-	(30,000)
Proceeds from sale of common stock	15,000	340,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	934,500	706,942

NET INCREASE (DECREASE) IN CASH	76,431	(230,708)

CASH, beginning of the period	77,016	304,889

CASH, end of the period	$153,447	$74,181

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$6,816
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for convertible debt and interest	$273,702	$187,500
Increase in derivative liabilities	$896,230	$635,268
Increase in right-of-use asset and liability	$310,259	$-
Unrealized gain (loss) on marketable securities	$12,669	$(30,295)
Issuance of common stock for cashless warrant exercise	$-	$3,055
Reclassification of derivative liability to equity upon debt conversion	$378,317	$823,109

See accompanying notes to unaudited condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

Note 1 - Organization

Agritek Holdings Inc. (“the Company” or “Agritek Holdings”) has wholly-owned subsidiaries, Prohibition Products Inc. (“PPI”) and Agritek Venture Holdings, Inc. (“AVHI”) which are inactive. Agritek Holdings provides strategic capital and functional expertise to accelerate the commercialization of its diversified portfolio of holdings. The Company is focused on three high-value segments of the cannabis market, including real estate investment, intellectual property brands; and infrastructure, with operations in three U.S. States, Colorado, Washington State, California as well as Canada and Puerto Rico. Agritek Holdings invests its capital via real estate holdings, licensing agreements, royalties and equity in acquisition operations.

We provide key business services to the legal cannabis sector including:

●	Funding and Financing Solutions for Agricultural Land and Properties zoned for the regulated Cannabis Industry.

●	Dispensary and Retail Solutions

●	Commercial Production and Equipment Build Out Solutions

●	Multichannel Supply Chain Solutions

●	Branding, Marketing and Sales Solutions of proprietary product lines

●	Consumer Product Solutions

The Company intends to bring its’ array of services to each new state that legalizes the use of cannabis according to appropriate state and federal laws. Our primary objective is acquiring commercial properties to be utilized in the commercial marijuana industry as cultivation facilities in compliance with state laws. This is an essential aspect of our overall growth strategy because once acquired and re-zoned, the value of such real property i s substantially higher than under the previous zoning and use.

Once properties are identified and acquired to be used for purposes related to the commercial marijuana industry as provided for by state law, and we plan to create vertical channels within that legal jurisdiction including equipment financing, payment processing and marketing of exclusive brands and services to retail dispensaries

The Company’s business focus is primarily to hold, develop and manage real property. The Company shall also provide oversight on every property that is part of its portfolio. This can include complete architectural design and subsequent build-outs, general support, landscaping, general up-keep, and state of the art security systems. At this time, the Company does not grow, process, own, handle, transport, or sell marijuana as the Company is organized and directed to operate strictly in accordance with all applicable state and federal laws. As the legal environment changes in Colorado, California and other states, the Company’s management may explore business opportunities that involve ownership interests in dispensaries and growing operations if and when such business opportunities become legally permissible under applicable state and federal laws.

On March 3, 2019, the Company filed an amendment to its Certificate of Incorporation, with the Delaware Secretary of State, to increase its authorized common stock from 1,250,000,000 shares to 1,499,000,000 shares (see Note 11). The Company’s 1,500,000,000 authorized shares consisted of 1,499,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.01 per share.

On March 26, 2019, the Company filed an amendment to its Certificate of Incorporation, with the Delaware Secretary of State, for 1-for-200 reverse stock split of our common stock (the “Reverse Stock Split”) effective March 26, 2019. The number of shares of common stock subject to outstanding options, warrants and convertible securities were also reduced by a factor of two-hundred and no fractional shares were issued. All historical share in this report have been adjusted to reflect the Reverse Stock Split (see Note 11). There were no changes to the authorized number of shares and the par value of our common stock.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements include the consolidated accounts of Agritek Holdings and its’ inactive wholly owned subsidiaries, AVHI and PPI (a Florida corporation, was originally formed on July 1, 2013 (f/k/a The American Hemp Trading Company)). All intercompany accounts and transactions have been eliminated in consolidation.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the year ended December 31, 2018 of the Company which were included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on May 3, 2019.

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net income (loss) from operations of $(3,330,841) and $1,202,871 for the six months ended June 30, 2019 and 2018, respectively. However, the net income in 2018 resulted primarily from the change in fair value of derivative liabilities. The net cash used in operations were $803,554 and $835,969 for the six months ended June 30, 2019 and 2018, respectively. Additionally, the Company had an accumulated deficit of $30,321,196 and $26,990,355 at June 30, 2019 and December 31, 2018, respectively, had a working capital deficit of $3,717,223 at June 30, 2019, had no revenues from continuing operations in 2019. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. The Company will seek to raise capital through additional debt and/or equity financings to fund its operations in the future.

Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the six months ended June 30, 2019 and year ended December 31, 2018 include the useful life of property and equipment, valuation of right-of-use (“ROU”) assets and operating lease liabilities, impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions and the valuation of derivative liabilities.

Fair value of financial instruments and fair value measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2019. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2—Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3—Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

The carrying amounts reported in the consolidated balance sheets for cash, due from and to related parties, prepaid expenses, accounts payable and accrued liabilities approximate their fair market value based on the short-term maturity of these instruments.

	At June 30, 2019			At December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$1,841,650	—	—	$1,561,232

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at December 31, 2018	$1,561,232
Initial valuation of derivative liabilities included in debt discount	896,230
Initial valuation of derivative liabilities included in derivative income (expense)	622,579
Reclassification of derivative liabilities to gain (loss) on debt extinguishment	(378,317)
Change in fair value included in derivative income (expense)	(860,074)
Balance at June 30, 2019	$1,841,650

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At June 30, 2019 and December 31, 2018, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of June 30, 2019 and December 31, 2018. The Company has not experienced any losses in such accounts through June 30, 2019.

Property and equipment

Property are stated at cost and are depreciated, except for land, using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are depreciated over the shorter of the useful life or lease term including scheduled renewal terms. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company reviews land, property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the three and six months ended June 30, 2019 and 2018, the Company did not record any impairment loss.

Derivative liabilities

The Company has certain financial instruments that are embedded derivatives associated with capital raises. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-40 (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock). This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of January 1, 2019 and the Company elected to record the effect of this adoption retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the condensed consolidated balance sheet as of the beginning of 2019, the period which the amendment is effective. The Company adopted ASU No. ASU No. 2017-11 in the first quarter of 2019, and the adoption did not have any impact on its consolidated financial statement and there was no cumulative effect adjustment.

Revenue recognition

In May 2014, FASB issued an update Accounting Standards Update, ASU 2014-09, establishing ASC 606 - Revenue from Contracts with Customers. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard on January 1, 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on the Company’s sources of revenue, the Company has concluded that ASU 2014-09 did not have any impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers and there was no cumulative effect adjustment. The Company does not have revenues from continuing operations in 2019 and minimal in 2018.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Through March 31, 2018, pursuant to ASC 505-50 - Equity-Based Payments to Non-Employees, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusts the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company adopted ASU No. 2018-07 in January 1, 2019, and the adoption did not have any impact on its consolidated financial statements.

Basic and diluted loss per share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of June 30, 2019 and 2018 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	June 30,
	2019	2018
Stock warrants	812,380	259,253
Convertible debt	12,680,257	844,737
Series B preferred stock	9,769,236	—
	23,261,873	1,103,990

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

Accounts receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of June 30, 2019, and December 31, 2018, based on the above criteria, the Company has an allowance for doubtful accounts of $44,068.

Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management analysis or inventory levels and future sales forecasts. As of June 30, 2019, and December 31, 2018, the Company had no inventory in stock.

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

Revenue recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company adopted ASC 606 on January 1, 2018 and the adoption had no impact on the Company’s financial statements.

Income Taxes

The Company accounts for income tax using the liability method prescribed by ASC 740 - Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2019 and December 31, 2018, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were incurred or recorded as of June 30, 2019.

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. The updated guidance is effective for interim and annual periods beginning after December 15, 2018.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and; (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for short-term leases that have a term of 12 months or less. Leases entered into prior to January 1, 2019, are accounted for under ASC 840 and were not reassessed. We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the condensed consolidated statements of operations.

Recent accounting pronouncements

In August 2018, the FASB issued ASU 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not believe this will have any material impact on the Company’s consolidated financial statements.

Removals. The following disclosure requirements were removed from Topic 820:

1.	The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy

2.	The policy for timing of transfers between levels

3.	The valuation processes for Level 3 fair value measurements

4.	For nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period.

Modifications. The following disclosure requirements were modified in Topic 820:

1.	In lieu of a roll forward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities.

2.	For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly.

3.	The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

Additions. The following disclosure requirements were added to Topic 820; however, the disclosures are not required for nonpublic entities:

1.	The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period.

2.	The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

In addition, the amendments eliminate at a minimum from the phrase an entity shall disclose at a minimum to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The Company is evaluating the impact of the revised guidance and believes that it will not have a significant impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited consolidated financial statements.

Note 3 – Marketable Securities

The Company owns marketable securities (common stock) as of June 30, 2019, and December 31, 2018 is outlined below:

	June 30, 2019	December 31, 2018
Beginning balance	$8,703	$41,862
Unrealized gain (loss) marked to fair value	12,669	(33,159)
Ending balance	$21,372	$8,703

Petrogress Inc. (f/k/a 800 Commerce, Inc), was a commonly controlled entity until February 29, 2016, owed the Company $282,947 as of February 29, 2016, as a result of advances received from or payments made by the Company on behalf of Petrogress Inc. These advances were non-interest bearing and were due on demand. Effective February 29, 2016, the Company received 11,025 shares of common stock of Petrogress Inc. as settlement of the $282,947 owed to the Company. The market value on the date the Company received the shares of common stock was $16,525.

Note 4 – Note Receivable

On April 5, 2017, the Company executed a five-year operational and exclusive licensing agreement with a third party who leases a 15,000-sq. ft. approved cultivation facility located in San Juan, Puerto Rico. The Company will be the exclusive funding source, and supervise all infrastructure buildout, equipment lease/finance, security systems and personnel and provide access of seasoned Colorado and California cultivation crews to ensure the facility meets all standard operating procedures as set forth by the Department of Health of Puerto Rico. Under the agreement, the Company is to receive $12,000 a month in consulting fees, licensing fees on all vaporizer and edible sales, equipment and lighting rental and financing fees along with equity interest in the property. As of June 30, 2019, the Company had funded $190,000 for property renovations which was recorded as Note Receivable in the accompanying consolidated balance sheet (see Note 12).

Note 5 – Other Deposit

On April 30, 2019, the Company along with 1919 Clinic, LLC (“1919”) signed an option to purchase the building 1919 is currently operating in located in San Juan, Puerto Rico, from the owner for $1,000,000. In May 2019, a non-refundable deposit of $175,000 was paid in consideration of the option to purchase the building which was recorded under Other Deposit in the accompanying consolidated balance sheet (see Note 12).

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

Note 6 – Land, Property and Equipment

Property and equipment are stated at cost, and except for land, depreciation is provided by use of a straight-line method over the estimated useful lives of the assets. The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. In February 2017, the Company entered into a land purchase contract to acquire approximately 80 acres including water and mineral rights. The total cost of the land was $129,555. The Company paid $41,554 at closing and issued a note payable for $88,000. The Company is on the deed of trust of the property with a remaining note balance of $21,500 due the seller for both periods of June 30, 2019 and December 31, 2018 (see Note 8). The estimated useful lives of property and equipment are as follows:

Furniture and equipment	5 years
Manufacturing equipment	7 years

The Company's land, property and equipment consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Land	$129,554	$129,554
Balance	$129,554	$129,554

Property and equipment	$249,522	$215,006
Less: accumulated depreciation	(83,622)	(61,928)
Balance	$165,900	$282,633

Depreciation expense of $21,694 and $18,119 was recorded for the three months ended June 30, 2019, and 2018, respectively.

Note 7 – Convertible Notes

St George Note

On July 5, 2018, as part of the Company’s debt consolidation plan, the Company accepted and agreed to a Note Purchase Agreement (the “NPA”), whereby, St George, the lender, assigned $174,375 of outstanding principal and interest of the St George 2016 Note and $927,324 of outstanding principal and interest of the St George 2017 Note to a third party. The Company issued a 10% Replacement Promissory Note (the “RPN”) to the third party for $1,101,698. The RPN matured on January 1, 2019, is now subject to default interest rate of 18% per annum and is convertible into shares of the Company’s common stock at any time at the discretion of third party at a conversion price equal to the lowest trading price during the twenty-five trading days immediately prior to the conversion date multiplied by 58%, representing a forty 42% discount. In 2018, the third party converted $175,120 of outstanding principal and $12,380 of accrued interest into 166,224 shares of commons stock. As of December 31, 2018, the RPN had $452,012 of outstanding principal and $96,120 of accrued interest.

During the six months ended June 30, 2019, the third party converted $273,702 of the outstanding principal into 1,110,000 shares of the Company’s common stock. As of June 30, 2019, the RPN had $151,310 of outstanding principal and $ 119,453 of accrued interest.

May 2018 Note

On May 8, 2018, the Company entered into a securities purchase agreement (the “SPA”) with a lender, pursuant to which the Company issued and sold a promissory note in the aggregate principal amount of up to $565,555 (“May 2018 Note”) to be funded in several tranches, subject to the terms, conditions and limitations set forth in the May 2018 Note. The May 2018 Note accrues interest at a rate of 9% per year (which shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the May 2018 Note)). The aggregate principal amount of up to $565,555 consists of OID of up to $55,555 and $10,000 legal fees, with net proceeds of up to $500,000 which will be funded in tranches. The maturity date of each tranche funded shall be six months from the effective date of each tranche. The lender has the right at any time to convert all or any part of the funded portion of the May 2018 Note into shares of the Company’s common stock at a conversion price equal to 58% of the lowest VWAP during the twenty-five trading day period ending on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date (subject to adjustment as provided in the May 2018 Note), at the Lender’s sole discretion. In 2018, the Company received $450,000 of net proceeds, net of $49,496 of OID and $15,000 of legal fees. As of December 31, 2018, the May 2018 Note had $514,496 outstanding principal and $14,576 of accrued interest. On January 11, 2019, the Company received the final tranche, with the Company receiving net proceeds of $50,000, net of $5,556 OID. As of June 30, 2019, the May 2018 Note had $570,055 outstanding principal and $48,100 of accrued interest.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

In connection with the funding of the May 2018 Note in 2018, the Company recorded also issued 34,842 warrants, with exercise price of $3.5, to the lender to purchase shares of the Company’s common stock pursuant to the terms therein (“May 2018 Warrant”) as a commitment fee.

February 2019 Note

On February 7, 2019, the Company entered into a securities purchase agreement (the “SPA”) with a lender, pursuant to which the Company issued and sold a promissory note in the aggregate principal amount of up to $565,555 (“February 2019 Note”) to be funded in several tranches, subject to the terms, conditions and limitations set forth in the February 2019 Note. The February 2019 Note accrues interest at a rate of 9% per year (which shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the February 2019 Note)). The aggregate principal amount of up to $565,555 consists of OID of up to $55,555 and $10,000 legal fees, with net proceeds of up to $500,000 which will be funded in tranches. The maturity date of each tranche funded shall be six months from the effective date of each tranche. The lender has the right at any time to convert all or any part of the funded portion of the February 2019 Note into shares of the Company’s common stock at a conversion price equal to 58% of the lowest VWAP during the twenty-five trading day period ending on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date (subject to adjustment as provided in the February 2019 Note), at the Lender’s sole discretion. The Company received the; (i) first tranche on February 8, 2019 with the Company receiving net proceeds of $50,000, net of $15,556 OID and legal fees; (ii) the second tranche on February 14, 2019 with the Company receiving net proceeds of $50,000, net of $5,555 OID; (iii) the third tranche on March 5, 2019 with the Company receiving net proceeds of $50,000, net of $5,555 OID; (iv) the fourth tranche on March 30, 2019 with the Company receiving net proceeds of $15,000, net of $1,667 OID; (v) the fifth tranche on April 4, 2019 with the Company receiving net proceeds of $75,000, net of $8,333 OID; (vi) the sixth tranche on June 27, 2019 with the Company receiving net proceeds of $150,000, net of $16,667 OID and; (vii) the seventh tranche on May, 2019 with the Company receiving net proceeds of $50,000, net of $5,556 OID. As of June 30, 2019, the Company received an aggregate net proceeds of $440,000, net of $58,889 OID and legal fees which total to a principal amount of $498,889.

As of June 30, 2019, the February 2019 Note had $498,889 of principal and $10,228 of accrued interest.

The Company issued 1,079,353 warrants, with exercise price between from $0.28 of $0.99, to the lender to purchase shares of the Company’s common stock pursuant to the terms therein (“February 2019 Warrant”) as a commitment fee. As of June 30, 2019, there were 1,079,353 outstanding warrants under the February 2019 Warrant.

April 2019 Note

On April 26, 2019, the Company entered a note agreement with a lender, pursuant to which the Company issued and sold a promissory note (“April 2019 Note”) with a principal amount of $128,500. The Company received $125,000 in net proceeds, net of $3,500 legal fees. The April 2019 Note bears an interest rate of 12% per year (interest rate shall be increased to 22% per year upon the occurrence of an Event of Default (as defined in the April 2019 Note)), shall mature on April 26, 2020 and the principal and interest are convertible at any time at a conversion price equal to 63% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the twenty trading days preceding the conversion date. The lender may not convert the April 2019 Note to the extent that such conversion would result in beneficial ownership by a lender and its affiliates of more than 4.99% of the Company’s issued and outstanding common stock. During the first 60 to 180 days following the date of the April 2019 Note, the Company has the right to prepay the principal and accrued but unpaid interest due under the April 2019 Note, together with any other amounts that the Company may owe the lender under the terms of the April 2019 Note, at a premium ranging from 115% to 135% as defined in April 2019 Note. After this initial 180-day period, the Company does not have a right to prepay the April 2019 Note. As of June 30, 2019, the April 2019 Note had $128,500 of outstanding principal and $2,746 of accrued interest.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

May 2019 Note

On May 31, 2019, the Company entered a note agreement with a lender, pursuant to which the Company issued and sold a promissory note (“May 2019 Note I”) with a principal amount of $128,500. The Company received $125,000 in net proceeds, net of $3,500 legal fees. The May 2019 Note I bears an interest rate of 12% per year (interest rate shall be increased to 22% per year upon the occurrence of an Event of Default (as defined in the May 2019 Note I)), shall mature on May 31, 2020 and the principal and interest are convertible at any time at a conversion price equal to 63% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the twenty trading days preceding the conversion date. The lender may not convert the May 2019 Note I to the extent that such conversion would result in beneficial ownership by a lender and its affiliates of more than 4.99% of the Company’s issued and outstanding common stock. During the first 60 to 180 days following the date of the May 2019 Note I, the Company has the right to prepay the principal and accrued but unpaid interest due under the May 2019 Note I, together with any other amounts that the Company may owe the lender under the terms of the May 2019 Note I, at a premium ranging from 115% to 135% as defined in May 2019 Note I. After this initial 180-day period, the Company does not have a right to prepay the May 2019 Note I. As of June 30, 2019, the May 2019 Note I had $128,500 of outstanding principal and $1,267 of accrued interest.

On May 10, 2019, the Company entered a note agreement with a related party (“Lender”), pursuant to which the Company issued and sold a promissory note (“May 2019 Note II”) with a principal amount of $175,000 (see Note 10). The Company received $175,000 in net proceeds. The May 2019 Note II bears an interest rate of 8% per year and matures on November 11, 2019 and the principal and interest are convertible at any time at a conversion price equal to 70% of the lowest closing bid price, as reported on the OTCQB or other principal trading market, during the seven trading days preceding the conversion date. As of June 30, 2019, the May 2019 Note II had $175,000 of outstanding principal and $1,956 of accrued interest.

At June 30, 2019 and December 31, 2018, the convertible debt consisted of the following:

	June 30, 2019	December 31, 2018
Principal amount	$1,652,256	$935,008
Less: unamortized debt issue cost	(31,824)	—
Less: unamortized debt discount	(584,965)	(217,293)
Convertible note payable, net	$1,035,467	$717,715

For the six months ended June 30, 2019 and 2018, the lender converted an aggregate of $273,702 outstanding principal into 1,110,000 shares of common stock and aggregate of $187,500 outstanding principal into166,224 shares of common stock, respectively (see Note 11).

The Company recorded a loss on debt settlement of $251,799 and $58,759 on the redemption of convertible notes for the six months ended June 30, 2019 and 2018, respectively.

Derivative Liabilities Pursuant to Notes and Warrants

The Company determined that the conversion feature of the St George, May 2018, February 2019, April 2019 and May 2019 Notes (“Notes”) and related warrants, represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the Notes were not considered to be conventional debt under ASC 815-40 (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock) and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments being recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The fair value of the embedded conversion option derivatives was determined using the Binomial valuation model. At the end of each period, on the date that debt was converted into common shares, the Company revalued the embedded conversion option derivative liabilities.

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of January 1, 2019 and the Company elected to record the effect of this adoption retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the condensed consolidated balance sheet as of the beginning of 2019, the period which the amendment is effective. The Company adopted ASU No. 2017-11 in the first quarter of 2019, and the adoption did not have any impact on its consolidated financial statements and there were no cumulative effect adjustments as there were other notes and warrants provisions that caused derivative treatment.

In connection with the issuance of the February 2019, April 2019 and May 2019 Notes and related Warrants, during the six months ended June 30, 2019, initial measurement date, the fair values of the embedded conversion option derivative and warrant derivative of $1,518,810 was recorded as derivative liabilities and was allocated as a debt discount of the February 2019, April 2019 and May 2019 Notes of $896,230.

For the six months ended June 30, 2019 and 2018, amortization of debt discounts related to the Notes and Warrants amounted to $528,559 and $395,264, respectively, which has been included in interest expense on the accompanying consolidated statements of operations.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

During the six months ended June 30, 2019, the fair value of the derivative liabilities was estimated using the Binomial valuation model with the following assumptions:

Dividend rate	—%
Term (in years)	0.01 to 5.00 years
Volatility	162.9% to 205.5%
Risk-free interest rate	1.76% to 2.42%

Note 8 – Non-Convertible Note Payable

On March 18, 2014, in conjunction with the land purchase of 80 acres in Pueblo County, Colorado, the Company paid $36,000 cash and entered into a promissory note in the amount of $85,750. In November 2015, the Company was made aware that the land transaction regarding 80 acres in Pueblo County, Colorado, may not have been properly deeded to the Company. The company was a party to the land purchase, however, the second party to the land contract never filed the original quit claim deed on behalf of the Company, even though a copy of the notarized quit claim deed was sent to the Company. In February, 2017, the original owner of the 80 acres foreclosed on the property from the second party and the Company entered into a new land purchase contract (including water and mineral rights) directly with the landowner on February 7, 2017. The Company is on the deed of trust of the property and the note payable had outstanding balance as $21,500 for both periods of June 30, 2019, and December 31, 2018 (see Note 6).

Note 9 – Operating Lease Right-of-Use (“ROU”) Assets and Operating Lease Liabilities

On October 5, 2017, the Company entered in to a lease agreement with Mr. Friedman who served as an officer of the Company and currently a consultant. The Company leased a fifteen-acre “420 Style” resort and estate property near Quebec City, Canada. Pursuant to the lease agreement, the Company will pay a monthly rent of $8,000 per month to Mr. Freidman. The Company is responsible for all costs of the property, including, but not limited to, renovations, repairs and maintenance, insurance and utilities. During the six months ended June 30, 2019, the Company incurred $48,000 of rent expense of which $28,000 was accrued and included in the due to related party (see Note 10 and Note 12).

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs (see Note 2). In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets and lease liabilities of $310,259.

For the six months ended June 30, 2019, lease costs amounted to $48,000 which included base lease costs, all of which were expensed during the period and included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability was a discount rate of 9% which was based on the Company’s estimated incremental borrowing rate.

Right-of-use asset (“ROU”) is summarized below:

June 30, 2019
Operating lease	$310,259
Less accumulated reduction	(34,683)
Balance of ROU asset as of June 30, 2019	$275,576

Operating lease liability related to the ROU asset is summarized below:

June 30, 2019
Operating lease	$310,259
Total lease liabilities	310,259
Reduction of lease liability	(34,683)
Total	275,576
Less: short term portion as of June 30, 2019	(74,210)
Long term portion as of June 30, 2019	$201,366

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

Future base lease payments under the non-cancelable operating lease at June 30, 2019 are as follows:

Amount
Six months ended December 31, 2019	$48,000
Year ending - 2020	96,000
Year ending - 2021	96,000
Ten months ended October 31, 2022	80,000
Total minimum non-cancelable operating lease payments	320,000
Less: discount to fair value	(44,424)
Total lease liability at June 30, 2019	$275,576

Note 10 – Related Party Transactions

Due to Related Party:

On October 5, 2017, the Company entered in to a lease agreement with Mr. Friedman who served as an officer of the Company and currently a consultant. The Company leased a fifteen-acre “420 Style” resort and estate property near Quebec City, Canada. Pursuant to the lease agreement, the Company will pay a monthly rent of $8,000 per month to Mr. Freidman. The Company is responsible for all costs of the property, including, but not limited to, renovations, repairs and maintenance, insurance and utilities (see Note 9 and Note 12).

During the six months ended June 30, 2019, the Company incurred $48,000 of rent expense, related to the property discussed above, of which $28,000 was accrued and included in the due to related party.

During the six months ended June 30, 2019, Mr. Friedman advanced $23,100 to the Company for working capital.

The following table summarizes the related party activity the Company for the six months ended June 30, 2019:

Total
Due to related party balance at December 31, 2018	$(1,283)
Working capital advances received	(23,100)
Accrued rent expenses – related party	(28,000)
Repayments made	11,075
Due to related party balance at June 30, 2019	$(41,308)

Convertible Note Payable – Related Party:

On May 10, 2019, the Company entered a note agreement with a related party (“Lender”), pursuant to which the Company issued and sold a promissory note (“May 2019 Note II”) with a principal amount of $175,000 (see Note 7). The Company received $175,000 in net proceeds. The May 2019 Note II bears an interest rate of 8% per year and matures on November 11, 2019 and the principal and interest are convertible at any time at a conversion price equal to 70% of the lowest closing bid price, as reported on the OTCQB or other principal trading market, during the seven trading days preceding the conversion date. As of June 30, 2019, the May 2019 Note II had $175,000 of outstanding principal and $1,956 of accrued interest. The May 2019 Note II is reflected under convertible notes, net of the accompanying consolidated balance sheet.

Note 11 – Stockholders’ Deficit

Shares Authorized

On March 3, 2019, the Company filed an amendment to its Certificate of Incorporation, with the Delaware Secretary of State, to increase its authorized common stock from 1,250,000,000 shares to 1,499,000,000 shares (see Note 1). The Company’s 1,500,000,000 authorized shares consisted of 1,499,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.01 per share.

On March 26, 2019, the Company filed an amendment to its Certificate of Incorporation, with the Delaware Secretary of State, for 1-for-200 reverse stock split of our common stock (the “Reverse Stock Split”) effective March 26, 2019. The number of shares of common stock subject to outstanding options, warrants and convertible securities were also reduced by a factor of two-hundred and no fractional shares were issued. All historical share in this report have been adjusted to reflect the Reverse Stock Split (see Note 1). There were no changes to the authorized number of shares and the par value of our common stock.

Preferred Stock

The Company has 1,000,000 authorized shares of preferred stock with per share par value of $0.01.

Series A Preferred Stock

On June 20, 2012, the Company cancelled the designation of 1,000,000 shares of Series A Preferred Stock (“Series A”), par value $0.01. There were no Series A issued and outstanding prior to the cancellation of the Series A designation.

Series B Preferred Stock

On June 20, 2012, the Company filed a Certificate of Designation, Preferences and Rights, with the Delaware Secretary of State where it designated 1,000,000 of the authorized shares of Preferred Stock as Series B Preferred Stock (“Series B”), par value $0.01.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

The rights, preferences and restrictions of the Series B Preferred Stock (“Series B”), as amended, state;

●	each share of the Class B Convertible Preferred Stock shall automatically convert into shares of the Company’s common stock when there are sufficient authorized and unissued shares of common stock to allow for the conversion. The Series B will convert in its entirety, equal one-half the total outstanding shares of common stock of the day immediately prior to the conversion date, on a fully diluted basis. The converted shares will be issued pro rata so that each Series B holder will receive the appropriate number of shares of common stock equal to their percentage ownership of their Series B;

●	all of the outstanding shares of the Series B, in their entirety, will have voting rights equal to the number of shares of common stock outstanding on a fully diluted basis immediately prior to any vote. The shares eligible to vote will be calculated pro rata so that each Series B holder will have voting power equal to their respective Series B ownership percentage. The Series B holders shall have the rights to vote on all matters presented or submitted to the Company’s stockholders for approval in pari passu with holders of the Company’s common stock, and not as a separate class.

On June 26, 2015, the Company filed with the Delaware Secretary of State the Amended and Restated Designation Preferences and Rights (the “Certificate of Designation”) of Series B. Pursuant to the Certificate of Designation, 1,000 shares constitute the Series B. The Series B and any accrued and unpaid dividends thereon shall, with respect to rights on liquidation, winding up and dissolution, rank senior to the Company’s issued and outstanding common stock.

The Series B has the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future. The holders of Series B have the right to vote for each share of Series B held of record on all matters submitted to a vote of common stockholders, including the election of directors, except to the extent that voting as a separate class or series is required by law. There is no right to cumulative voting in the election of directors. As of June 30, 2019, and December 31, 2018, there were 1,000 shares of Series B issued and outstanding.

Common Stock

Common stock issued for services

●	During the six months ended June 30, 2018, the Company issued 8,500 shares a consultant with per share fair value of $2.75.

●	During the six months ended June 30, 2019, the Company issued 13,000,000 shares of its unregistered common stock to several consultants and an officer, for services rendered. These shares had a per share fair value between $0.29 and $0.68.

Common stock issued and/or issuable for cash

●	During the six months ended June 30, 2018, pursuant to subscription agreements, the Company sold 77,578 shares of its unregistered common stock to an investor for cash proceeds of $340,000 or $4.38 average price per share. These shares of common stock remain issuable as of June 30, 2019.

●	During the six months ended June 30, 2019, the Company sold 20,833 shares of its unregistered common stock to an investor for cash proceed of $15,000 or $0.72 per share. These shares of common stock remain issuable as of June 30, 2019.

Common stock issued for debt conversion

●	During the six months ended June 30, 2018, the Company issued an aggregate of 166,224 shares of its common stock upon conversion of debt of $187,500 principal and accrued interest.

●	During the six months ended June 30, 2019, the Company issued an aggregate of 1,110,000 shares of its common stock upon conversion of $273,702 of outstanding principal. The Company recorded $251,799 of loss on debt extinguishment related to the note conversions.

Common stock issued for cashless exercise of warrants

●	During the six months ended June 30, 2018, the Company issued 152,758 shares of its common stock upon the cashless exercise of 16,268 warrants.

●	During the six months ended June 30, 2019, the Company there were no warrants exercised.

Warrants

St. George 2016 Warrants

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

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

May 2018 warrants

The Company issued an aggregate of 34,842 warrants, with an exercise price of $3.5, in connection with the May 2018 Note. These warrants vest immediately and expires on May 22, 2023. As of June 30, 2019, there were 34,842 warrants issued and outstanding under the May 2018 Warrants (see Note 7).

February 2019 warrants

The Company issued an aggregate of 1,079,353 warrants, with an exercise price between $0.26 to $0.99, in connection with the February 2019 Note. These warrants vest immediately and expired five years from the date of issuance. As of June 30, 2019, there were 1,079,353 warrants issued and outstanding under the February 2019 Warrants (see Note 7). The Company

Exercised warrant

During the six months ended June 30, 2019, there were no warrants exercised.

During the six months ended June 30, 2018, the Company issued 152,758 shares of common stock in connection with the cashless exercise of 16,268 warrants.

The following table summarizes the activity related to warrants of the Company for the six months ended June 30, 2019:

	Number of Warrants	Weighted- Average Exercise Price per share	Weighted- Average Remaining Life (Years)
Outstanding and exercisable December 31, 2018	249,479	$1.28	3.30
Issued	1,079,535	0.41	4..84
Expired/Forfeited	—	—	—
Exercised	—	—	—
Outstanding and exercisable June 30, 2019	1,328,832	$0.63	4.41
Exercisable at June 30, 2019	1,328,832	$0.63	4.41

Note 12 – Commitments and Contingencies

Lease

On April 28, 2014, AVHI executed and closed a ten-year lease agreement for twenty acres of an agricultural farming facility located in South Florida. Pursuant to the lease agreement, the Company maintains a first right of refusal to purchase the property for three years. The Company is currently in default of the lease agreement, no payment has been made since May 2015. AVHI had accrued expense $114,628 related to this lease included in the accompanying consolidated balance sheet. No party had filed any claims as of the date of this report.

In April 2014, AVHI entered into a two-year sublease agreement for the use of up to 7,500 square feet with a Colorado based oncology clinical trial and drug testing company and facility. Pursuant to the lease, as amended, the Company agreed to pay $3,500 per month for the space. The lease expired in April 2016 and AVHI has outstanding balance due of $48,750 included in accrued expenses of the accompanying consolidated balance sheet. No party had filed any claims as of the date of this report.

On July 11, 2014, AVHI signed a ten-year lease agreement for forty acres in Pueblo, Colorado. The lease requires monthly rent payments of $10,000 during the first year and is subject to a 2% annual increase over the life of the lease. The lease also provides rights to 50 acres of certain tenant water rights for $50,000 annually plus cost of approximately $2,400 annually. The Company paid the $50,000 in July 2014, and has not used the property and any water and has not paid for any water rights since October 2015. The Company is currently in default of the lease agreement, as no payment has been made since February 2015. AVHI had accrued expense $165,200 related to this lease included in the accompanying consolidated balance sheet. No party had filed any claims as of the date of this report.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

In January 2017, the Company signed a five-year lease, beginning February 1, 2017, for approximately 6,000 square feet of office space, comprised of two floors, in San Juan, Puerto Rico. Pursuant to the lease, the Company will pay $3,000 per month for the third floor of the building for the first year of the lease. The rent will increase 3% per year on February beginning in 2018 and an additional 3% per year on each successive February 1, during the term of the lease. The landlord agreed that the month of February 2017, the rent was $1,500. The rent for second floor of the building will be $2,000 per month during the term of the lease and the Company does not have any rent payments for the first three months of the lease (February 2017 through April 2017). Through September 30, 2017, the Company calculated the total amount of the rent for the term lease and recorded straight line rent expense of $45,417 and had made payments of $20,516. As of June 30, 2019, the Company has a balance of $24,916 in deferred rent which is included in the consolidated balance sheet. The leases for the second and third floor were cancelled in September 2017 as a result of Hurricane Irma. The Company sub-leased the office space to an affiliated party and as a result, only pays $79 of the $1,500 monthly rent. During the six months ended June 30, 2019, the Company incurred $480 of rent expense from this office space.

On October 5, 2017, the Company entered in to a lease agreement with Mr. Friedman who serves as an officer of the Company. The Company leased a fifteen-acre “420 Style” resort and estate property near Quebec City, Canada. Pursuant to the lease agreement, the Company will pay a monthly rent of $8,000 per month to Mr. Freidman. The Company is responsible for all costs of the property, including, but not limited to, renovations, repairs and maintenance, insurance and utilities. During the six months ended June 30, 2019, the Company incurred $48,000 of rent expense of which $28,000 was accrued and included in the due to related party (see Note 9 and Note 10).

Agreements

On April 5, 2017, the Company executed a five-year operational and exclusive licensing agreement with a third party who leases a 15,000-sq. ft. approved cultivation facility located in San Juan, Puerto Rico. The Company will be the exclusive funding source, and supervise all infrastructure buildout, equipment lease/finance, security systems and personnel and provide access of seasoned Colorado and California cultivation crews to ensure the facility meets all standard operating procedures as set forth by the Department of Health of Puerto Rico. Under the agreement, the Company is to receive $12,000 a month in consulting fees, licensing fees on all vaporizer and edible sales, equipment and lighting rental and financing fees along with equity interest in the property. As of June 30, 2019, the Company had funded $190,000 for property renovations which was recorded as Note Receivable in the accompanying consolidated balance sheet (see Note 4).

On December 12, 2018, the Company entered into an Employment and Board of Directors Agreement (the “Employment Agreement”) with Mr. Mundie, pursuant to which Mr. Mundie will serve as Interim Chief Executive Officer for an initial six- month term. Mr. Mundie’s employment is terminable by him or the Company at any time (for any reason or for no reason) with a ninety-day notice from either party to the other. Pursuant to the Employment Agreement, Mr. Mundie will receive a base salary of $90,000 per annum. In the event that Mr. Mundie’s employment is terminated within three months of commencing employment with the Company and such termination is not due to Mr. Mundie’s voluntary resignation (other than at the request of the Board or the majority shareholders of the Company), Mr. Mundie will be entitled to continued payment of his base salary for the remainder of the Agreement. In addition to the base salary, the Company will grant to Employee seventy- five thousand (75,000) shares of the Company’s common stock in Employee’s name to be held in escrow for the benefit of Employee (the “Company Common Stock”). The Company shall release twenty-five thousand (25,000) shares of Company’s Common Stock, and such shares shall then immediately vest on the six-month anniversary of the Agreement (e.g., June 12, 2019) and the Company shall release the remaining fifty thousand (50,000) shares of the Company’s common stock, and such shares shall then immediately vest in favor of the Employee, if Mr. Mundie is the Interim CEO or CEO of the Company on December 15, 2019. During the six months ended June 30, 2019, the Company had not paid any portion of Mr. Mundie’s base salary. On June 7, 2019, the Company issued 2,000,000 shares of common stock to Mr. Mundie to settled all salaries and shares due from the employment agreement. The Company charged the $1,359,800 fair value of the common shares to stock-based compensation during the six months ended June 30, 2019. On September 19, 2019, Mr. Mundie resigned as the Company’s CEO.

On April 30, 2019, the Company along with 1919 Clinic, LLC (“1919”) signed an option to purchase the building 1919 is currently operating in located in San Juan, Puerto Rico, from the owner for $1,000,000. In May 2019, a non-refundable deposit of $175,000 was paid in consideration of the option to purchase the building which was recorded under Other Deposit in the accompanying consolidated balance sheet (see Note 5).

Legal & other

On March 2, 2015, the Company, the Company’s CEO and the Company’s CFO at the time were named in a civil complaint filed by Erick Rodriguez in the District Court in Clark County, Nevada (the “DCCC”). The complaint alleges that Mr. Rodriguez never received 250,000 shares of Series B preferred stock that were initially approved by the Board of Directors in 2012, subject to the completion of a merger of a company controlled by Mr. Rodriguez. Since the merger was never completed, the shares were never certificated to Mr. Rodriguez. On March 21, 2017, the DCC agreed to Set Aside the Entry of Default against the Defendants. Mr. Rodriguez resigned in June 2013.  On April 12, 2018, an Arbitrator issued a final award to Rodriguez in the amount of $399,291. The Company and the Company’s counsel believe the Arbitrator denied a number of detailed objections to the award, which cited clear mistakes as to Nevada law and to the facts. The Company recorded a loss on legal matter, included in other expenses for the year ended December 31, 2017. On May 3, 2018, the Arbitrator issued an amended final award of $631,537, inclusive of interest and legal fees. In December 2018, the plaintiff and defendants entered into a Settlement Agreement and Release whereby both parties agreed on $400,000 settlement of which $35,000 was to be paid by Barry Hollander and $365,000 was to be paid by the Company. As of June 30, 2019, the Company had satisfied all its obligation under the settlement agreement and was released from any further liability with regarding this matter.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

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

Note 13 – Subsequent Events

Subsequent to June 30, 2019, the Company issued 234,698 shares of the Company’s common stock upon conversion of $160,000 convertible debt outstanding balance.

On July 30, 2019, the Company entered into an Equity Purchase Agreement (“Equity Purchase Agreement”) and Registration Rights Agreement (“Registration Rights Agreement”) with a non-affiliated party, a Puerto Rico limited liability company (“Investor”). Under the terms of the Equity Purchase Agreement, the Investor agreed to purchase from the Company up to $5,000,000 of the Company’s common stock upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”) and subject to certain limitations and conditions set forth in the Equity Purchase Agreement.

Following effectiveness of the Registration Statement, and subject to certain limitations and conditions set forth in the Equity Purchase Agreement, the Company shall have the discretion to deliver put notices to the Investor and the Investor will be obligated to purchase shares of the Company’s common stock, par value $0.0001 per share based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to the Investor in each put notice shall not exceed the lesser of $500,000 or one hundred percent (100%) of the average daily trading volume of the Company’s common stock during the ten (10) trading days preceding the put. Pursuant to the Equity Purchase Agreement, the Investor and its affiliates will not be permitted to purchase and the Company may not put shares of the Company’s common stock to the Investor that would result in a beneficial ownership of the Company’s outstanding common stock exceeding 9.99%. The price of each put share shall be equal to eighty five percent (85%) of the Market Price (as defined in the Equity Purchase Agreement). Puts may be delivered by the Company to the Investor until the earlier of (i) the date on which the Investor has purchased an aggregate of $5,000,000 worth of common stock under the terms of the Equity Purchase Agreement, (ii) July 22, 2022, or (iii) written notice of termination delivered by the Company to the Investor, subject to certain equity conditions set forth in the Equity Purchase Agreement.

On July 30, 2019, in connection with its entry into the Equity Purchase Agreement and the Registration Rights Agreement, the Company will issue commitment shares (as defined in the Equity Purchase Agreement) to the Investor.

The Registration Rights Agreement provides that the Company shall (i) file with the Commission the Registration Statement by August 15, 2019; and (ii) use its best efforts to have the Registration Statement declared effective by the Commission at the earliest possible date (in any event, by September 21, 2019).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on May 3, 2019.

We caution that these factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.

Financial Highlights

For the six months ended June 30, 2019, we utilized $803,554 to fund our operations, compared to $835,969 for the six months ended June 30, 2018. For the six months ended June 30, 2019, we received net cash of $934,500 from financing activities. As a result, our net cash position increased by $76,431 during the six months ended June 30, 2019.

Operating expenses for the six months ended June 30, 2019 were $2,710,310, compared to $864,465 for the six months ended June 30, 2018. The increase in operating expenses is attributable to an increase in compensation expense of $2,237,050 primarily attributed to increase in stock-based compensation to employees and consultants offset by decrease in professional fee of $147,026 and general and administrative expenses of $261,946.

For the six months ended June 30, 2019 we had net (loss) of $(3,330,841) or $(0.42) per share, as compared to a net income of $1,202,871, or $0.32 per share in the six months ended June 30, 2018. The change was primarily due the changes in the valuation for the initial fair value and changes in fair value of derivative liabilities gain in 2018 of $2,890,338 to $273,495 gain in 2019, a reduction of $2,652,893.

Results of Operations

Three and Six months Ended June 30, 2019 Compared to Three and Six months Ended June 30, 2018

Operating Revenue and Costs of Revenues:

During the three and six months ended June 30, 2019, we did not generate any revenues as compared to $208 and $228 during the three and six months ended June 30, 2018, respectively.

For the three months ended June 30, 2019, cost of revenue was $0, and for the three months ended June 30, 2018, cost of revenue of $7,604.

For the six months ended June 30, 2019, cost of revenue was $0, and for the six months ended June 30, 2018, cost of revenue of $15,112.

Operating Expenses:

For the three months ended June 30, 2019 operating expenses from continuing operations amounted to $2,542,885 as compared to $404,299 for the three months ended June 30, 2018, an increase of $2,138,586, or 529%.

For the six months ended June 30, 2019 operating expenses from continuing operations amounted to $2,710,310 as compared to $864,465 for the six months ended June 30, 2018, an increase of $1,845,845, or 214%.

For the three and six months ended June 30, 2019 and 2018, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Professional fees	$106,255	$154,463	$202,173	$331,432
Compensation expense	2,357,500	22,950	2,357,500	120,450
General and administrative expenses	79,1430	226,886	150,637	412,583
Total	$2,542,885	$404,299	$2,710,310	$864,465

Professional fees:

For the three months ended June 30, 2019, professional fees decreased by $48,208 or 31%, as compared to the three months ended June 30, 2018. The decrease was primarily attributable to an increase in legal fees of $6,128 offset by a decrease in accounting and audit fees of approximately $4,000 and a decrease in consulting fee and investor relations of $50,336.

For the six months ended June 30, 2019, professional fees decreased by $129,259 or 39%, as compared to the six months ended June 30, 2018. The decrease was primarily attributable to an increase in legal fees of $24,101 offset by a decrease in accounting and audit fees of approximately $4,000, and a decrease in consulting fee and investor relations of $149,360.

Compensation expense:

For the three months ended June 30, 2019, compensation expense increased by $2,334,550 or 10,172%, as compared to the three months ended June 30, 2018. The increase was primarily attributable to increase in stock-based compensation expense of $2,334,550 in connection with common stock issued to an employee and consultants for services.

For the six months ended June 30, 2019, compensation expense increased by $2,237,050 or 1,857%, as compared to the six months ended June 30, 2018. The increase was primarily attributable to increase in stock-based compensation expense of $2,237,550 in connection with common stock issued to an employee and consultants for services.

General and administrative expenses:

For the three months ended June 30, 2019, general and administrative expenses decrease by $147,756 or 65%, as compared to the three months ended June 30, 2018. The decrease was primarily attributable to decrease administrative expenses.

For the six months ended June 30, 2019, general and administrative expenses decrease by $261,946 or 63%, as compared to the six months ended June 30, 2018. The decrease was primarily attributable to decrease administrative expenses.

Loss from Operations:

For the three months ended June 30, 2019, loss from operations amounted to $2,542,885 as compared to $411,695 for the three months ended June 30, 2018, an increase of $2,138,586, or 518%. The increases are primarily a result of an increase in operating expenses discussed above.

For the six months ended June 30, 2019 loss from operations amounted to $2,710,310 as compared to $879,349 for the six months ended June 30, 2018, an increase of $1,830,961, or 208%. The decreases are primarily a result of an increase in operating expenses discussed above.

Other Income (Expense):

For the three months ended June 30, 2019, we had total other income of $164,418 as compared to other (expense) of $(255,509) for the three months ended June 30, 2018, a change of $419,927, or 164%. This change was primarily due to the recording of a gain from the fair value of derivative liabilities of $511,730 in the 2019 period as compared to $33,144 in the 2018 period, an increase of $478,586, or 1,444%. Additionally, during the three months ended June 30, 2019, we recorded a (loss) on debt extinguishment of $(22,244) as compared to $0 for the three months ended June 30, 2018. The change in other income (expense) of $35,000 was offset by increase in interest expense of $(71,415) related to an increase in interest-bearing debt.

For the six months ended June 30, 2019, we had total other (expense) of $(620,531) as compared to other income of $2,082,220 for the six months ended June 30, 2018, a change of $2,702,751, or 130%. This change was primarily due to the recording of a gain from the fair value of derivative liabilities of $237,495 in the 2019 period as compared to a gain from the fair value of derivative liabilities of $2,890,388 in the 2018 period, a decrease of $2,652,893, or 92%. Additionally, during the six months ended June 30, 2019, we recorded a (loss) on debt extinguishment of $(251,799) as compared to a gain of $(58,759) for the six months ended June 30, 2018. The change in other income (expense) of $267,246 was offset by increase in interest expense of $(124,064) related to an increase in interest-bearing debt.

Net (Loss) Income:

For the three months ended June 30, 2019, loss from continuing operations amounted to $2,378,467, or $0.24 per share (basic and diluted), compared to $667,204, or $0.17 per share (basic and diluted) for the three months ended June 30, 2018, a change of $1,711,263, or 256%.

For the six months ended June 30, 2019, (loss) from continuing operations amounted to $(3,330,841), or $(0.42) per share (basic and diluted), compared to an income of $1,202,871, or $0.32 per share basic and $0.23 per share dilute, for the six months ended June 30, 2018, a change of $4,533,712, or 377%.

Comprehensive (Loss) Income:

As a result of the change in the fair value of our marketable securities, we had comprehensive gain of $1,212 for the three months ended June 30, 2019, compared to a (loss) of $(12,699) for the three months ended June 30, 2018.

As a result of the change in the fair value of our marketable securities, we had comprehensive gain of $12,669 for the six months ended June 30, 2019, compared to a (loss) of $(30,295) for the six months ended June 30, 2018.

Liquidity and Capital Resources.

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $3,717,223 and cash of $153,447 as of June 30, 2019 and a working capital deficit of $3,404,005 and $77,016 of cash as of December 31, 2018.

			Six Months Ended June 30, 2019
	June 30, 2019	December 31, 2018	Change	Percentage Change
Working capital deficit:
Total current assets	$206,062	$115,709	$90,353	78%
Total current liabilities	(3,923,285)	(3,519,714)	(403,571)	11%
Working capital deficit:	$(3,717,223)	$(3,404,005)	$(313,218)	9%

The increase in working capital deficit was primarily attributable to an increase in current assets of $90,353 and an increase in current liabilities of $403,571, including a decrease in derivative liabilities of $280,418.

Cash Flows

Changes in our cash balance are summarized as follows:

	Six Months Ended June 30,
	2019	2018
Cash used in operating activities	$(803,554)	$(835,969)
Cash used in investing activities	(54,515)	(101,681)
Cash provided by financing activities	934,500	706,942
Net increase change in cash	$76,431	$(230,708)

Net Cash Used in Operating Activities:

Net cash flow used in operating activities was $803,554 for the six months ended June 30, 2019 as compared to $835,969 for the six months ended June 30, 2018, a decrease of $32,415, or 4%.

●	Net cash flow used in operating activities for the six months ended June 30, 2019 primarily reflected our net loss of $3,330,841 adjusted for the add-back on non-cash items such as depreciation expense of $21,694, stock-based compensation expense of $2,368,167, derivative income of $(237,495), amortization of debt issue cost of $39,625, amortization of debt discount of $528,559, loss on debt extinguishment of $251,799 and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses and other assets of $(176,253), a decrease in accounts payable and accrued liabilities of $(268,809).

●	Net cash flow used in operating activities for the six months ended June 30, 2018 primarily reflected our net income of $1,202,871 adjusted for the add-back on non-cash items such as depreciation expense of $18,119, stock-based compensation expense of $120,450, derivative income of $(2,890,285), amortization of debt issue cost of $67,111, amortization of debt discount of $395,264, loss on debt extinguishment of $58,759, loss on legal settlement of $232,246 and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses and other assets of $(27,556), a decrease in accounts payable and accrued liabilities of $(12,948).

Net Cash Used in Investing Activities:

Net cash used in investing activities was $54,515 for the six months ended June 30, 2019 as compared to $101,681 for the six months ended June 30, 2018, a decrease of $47,166, or 46%.

●	During the six months ended June 30, 2019, we purchased $34,515 of fixed assets and note receivable of $20,000.

●	During the six months ended June 30, 2018, we purchased $26,681 of fixed assets and note receivable of $75,000.

Net Cash Provided by Financing Activities:

Net cash provided by financing activities was $934,500 for the six months ended June 30, 2019 as compared to $706,942 for the six months ended June 30, 2018, a decrease of $227,558, or 32%.

●	During the six months ended June 30, 2019, we received $919,500 of net proceeds from convertible debt, net of debt issuance costs, and proceeds from sale of common stock of $15,000.

●	During the six months ended June 30, 2018, we received $575,000 of net proceeds from convertible debt, net of debt issuance costs, and proceeds from sale of common stock of $340,000 offset by repayment of convertible debt of $(178,058) and repayment of non-convertible debt of $(30,000).

Cash Requirements

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net income (loss) from operations of $(3,330,841) and $1,202,871 for the six months ended June 30, 2019 and 2018, respectively. However, the net income in 2018 resulted primarily from the change in fair value of derivative liabilities. The net cash used in operations were $803,554 and $835,969 for the six months ended June 30, 2019 and 2018, respectively. Additionally, the Company had an accumulated deficit of $30,321,196 and $26,990,355 at June 30, 2019 and December 31, 2018, respectively, had a working capital deficit of $3,717,223 at June 30, 2019, had no revenues from continuing operations in 2019. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. The Company will seek to raise capital through additional debt and/or equity financings to fund its operations in the future.

Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Additional Purchaser Rights and Company Obligations

The Securities Purchase Agreements include additional purchaser rights and Company obligations including obligations on the Company to reimburse the Purchasers for legal fees and expenses, satisfy the current public information requirements under SEC Rule 144(c), obligations on the Company with respect to the use of proceeds from the sale of securities and Purchaser rights to participate in future Company financings. Reference should be made to the full text of the Securities Purchase Agreements.

Common Stock for debt conversion

For the six months ended June 30, 2019, the lenders converted an aggregate of $273,7102 of outstanding principal and interest of the convertible note, 1,110,000 shares of its common stock.

Future Financings

We will require additional financing to fund our planned operations. We currently do not have committed sources of additional financing and may not be able to obtain additional financing particularly, if the volatile conditions of the stock and financial markets, and more particularly the market for early development stage company stocks persist.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to further delay or further scale down some or all of our activities or perhaps even cease the operations of the business.

Since inception we have funded our operations primarily through equity and debt financings and we expect that we will continue to fund our operations through the equity and debt financing, either alone or through strategic alliances. If we are able to raise additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial or other loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his, her, or its investment in our common stock. Further, we may continue to be unprofitable.

Critical Accounting Policies

We have identified the following policies as critical to its business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the six months ended June 30, 2019 and year ended December 31, 2018 include the useful life of property and equipment, valuation of right-of-use (“ROU”) assets and operating lease liabilities, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions and the valuation of derivative liabilities.

Fair value of financial instruments and fair value measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2019. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2—Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3—Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Derivative liabilities

The Company has certain financial instruments that are embedded derivatives associated with capital raises. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 810-10-05-4 and 815-40. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment.

Revenue recognition

In May 2014, FASB issued an update Accounting Standards Update, ASU 2014-09, establishing ASC 606 - Revenue from Contracts with Customers. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard on January 1, 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on the Company’s sources of revenue, the Company has concluded that ASU 2014-09 did not have any impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers and there was no cumulative effect adjustment.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Through March 31, 2018, pursuant to ASC 505-50 - Equity-Based Payments to Non-Employees, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusts the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company adopted ASU No. 2018-07 in January 1, 2019, and the adoption did not have any impact on its consolidated financial statements.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. The updated guidance is effective for interim and annual periods beginning after December 15, 2018.

On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and; (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the condensed consolidated statements of operations.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2019, our disclosure controls and procedures were not effective.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2019. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of June 30, 2019, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting:

(1)	the lack of multiples levels of management review on complex accounting and financial reporting issues, and business transactions,

(2)	a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems, and

 We expect to be materially dependent upon third parties to provide us with accounting consulting services related to accounting services for the foreseeable future. We believe this will be sufficient to remediate the material weaknesses related to our accounting discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our consolidated financial statements which could lead to a restatement of those financial statements.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except for provided below, all unregistered sales of our securities during the three months ended June 30, 2019, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

1.	During the three months ended June 30, 2019, the Company issued to a lender, 200,000 shares of common stock upon conversion of $27,956 of outstanding principal.

2.	During the three months ended June 30, 2019, the Company issued to several consultants, 11,000,000 shares for services rendered. The per share fair value of these shares were $0.29.

3.	During the three months ended June 30, 2019, the Company issued to an officer, 2,000,000 shares for services rendered. The per share fair value of these shares were $0.68.

The shares of common stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”).

Item 3. Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

4.1*	Note Agreement dated February 7, 2019.

4.2*	Warrant Agreement dated February 7, 2019.

4.3*	Note Agreement dated April 26, 2019.

4.4*	Note Agreement dated May 10, 2019.

4.5*	Note Agreement dated May 31, 2019.

10.1*	Securities Purchase Agreement, dated February 7, 2019.

10.2*	Securities Purchase Agreement, dated April 26, 2019.

10.3*	Securities Purchase Agreement, dated May 31, 2019.

10.4	Equity Purchase Agreement by and between Agritek Holdings, Inc. and Oasis Capital, LLC, dated July 20, 2019 (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed with the SEC on August 5, 2019).

10.5	Registration Rights Agreement by and between Agritek Holdings, Inc. and Oasis Capital, LLC, dated July 20, 2019 (incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K filed with the SEC on August 5, 2019).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRITEK HOLDINGS, INC.

Dated: September 18, 2019	By:	/s/ Suneil Singh Mundie
Suneil Singh Mundie
Interim Chief Executive Officer (principal executive, principal financial and accounting officer)