Form 10-Q
period 2019-09-30
AGRITEK HOLDINGS, INC.
filed 2019-11-25
CIK 1040850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☑	☑	☑

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,737,652 shares as of November 22, 2019.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2019	2018

ASSETS

CURRENT ASSETS:
Cash	$330,186	$77,016
Accounts receivable	—	1,990
Marketable Securities	12,118	8,703
Prepaid expenses and other assets	25,000	28,000

Total Current Assets	367,304	115,709

OTHER ASSETS:
Cultivation	112,100	—
Notes receivable	190,000	170,000
Other deposit	200,000	—
Land	129,554	129,554
Property and equipment, net	153,566	153,079
Right-of-use asset, net	257,642	—
Other assets	825	825

Total Assets	$1,410,991	$569,167

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$310,728	$260,852
Accrued expenses and other liabilities	1,848,922	932,216
Due to related party	1,609	1,283
Deferred rent	24,916	24,916
Lease liability	74,210	—
Convertible notes payable, net	1,211,302	717,715
Convertible notes payable - related party	175,000	—
Derivative liabilities	4,779,276	1,561,232
Non-convertible note payable	21,500	21,500

Total Current Liabilities	8,447,463	3,519,714

LONG-TERM LIABILITIES:
Lease payable - long-term	183,432	—

Total Liabilities	8,630,895	3,519,714

Commitments and contingencies (Note 9)

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.01 par value; 1,000,000 authorized; Series B Preferred stock: $0.01 par value; 1,000,000 shares authorized; 1,000 issued and outstanding at September 30, 2019 and December 31, 2018	10	10
Common stock: $0.0001 par value, 1,499,000,000 shares authorized; 20,283,251 and 5,628,472 issued and outstanding at September 30, 2019 and December 31, 2018 , respectively	2,029	563
Common stock issuable: 10,423,084 and 302,251 commons stock issuable at September 30, 2019 and December 31, 2018, respectively	1,042	30
Additional paid-in capital	28,900,427	24,047,027
Accumulated comprehensive gain (loss)	(4,407)	(7,822)
Accumulated deficit	(36,119,005)	(26,990,355)

Total Stockholders' Deficit	(7,219,904)	(2,950,547)

Total Liabilities and Stockholders' Deficit	$1,410,991	$569,167

See accompanying notes to the unaudited condensed consolidated financial statements

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

REVENUES, NET	$—	$1,027	$—	$1,255

COST OF REVENUE	—	7,508	—	22,620

OPERATING EXPENSES:
Professional fees	141,784	25,932	343,957	270,865
Compensation expense	1,417,250	82,275	3,774,750	248,057
General and administrative expenses	96,918	127,067	247,555	580,817

Total Operating Expenses	1,655,952	235,274	4,366,262	1,099,739

LOSS FROM OPERATIONS	(1,655,952)	(241,755)	(4,366,262)	(1,121,104)

OTHER INCOME (EXPENSE):
Interest expense	(1,622,586)	(1,337,367)	(2,263,813)	(1,854,530)
Derivative income (expense)	(2,465,948)	85,909	(2,228,453)	2,976,297
(Loss) gain on debt extinguishment	(53,323)	—	(305,122)	(58,759)
Other income (expense)	—	—	35,000	(232,246)

Total Other Income (Expense)	(4,141,857)	(1,251,458)	(4,762,388)	830,762

LOSS FROM CONTINUING OPERATIONS	(5,797,809)	(1,493,213)	(9,128,650)	(290,342)

NET LOSS	$(5,797,809)	$(1,493,213)	$(9,128,650)	$(290,342)

COMPREHENSIVE LOSS:
Net loss	$(5,797,809)	$(1,493,213)	$(9,128,650)	$(290,342)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(9,254)	(2,356)	3,415	(32,651)

Comprehensive loss	$(5,807,063)	$(1,495,569)	$(9,125,235)	$(322,993)

NET LOSS PER COMMON SHARE:
Continuing operations - basic	$(0.29)	$(0.37)	$(0.76)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	19,938,585	4,050,828	11,991,040	3,901,043

See accompanying notes to the unaudited condensed consolidated financial statements

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

	Series B Preferred Stock		Common Stock		Common Stock Issuable		Additional		Accumulated other	Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	comprehensive gain	Stockholders’ (Deficit)

Balance at December 31, 2018	1,000	$10	5,628,475	$563	302,251	$30	$24,047,027	$(26,990,355)	$(7,822)	$(2,950,547)

Common stock issued upon conversion of convertible debt and accrued interest	—	—	910,000	91	—	—	245,655	—	—	245,746

Common stock to be issued pursuant to Stock Purchase Agreements	—	—			20,833	2	14,998	—	—	15,000

Reclassification of derivative liability upon note conversions	—	—	—	—	—	—	585,850	—	—	585,850

Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	13,881	13,881

Net loss	—	—	—	—	—	—	—	(952,374)	—	(952,374)

Balance at March 31, 2019	1,000	$10	6,538,475	$654	323,084	$32	$24,893,530	$(27,942,729)	$6,059	$(3,042,444)

Common stock issued for services	—	—	13,000,000	1,300	100,000	10	2,366,857	—	—	2,368,167

Common stock issued upon conversion of convertible debt and interest	—	—	200,000	20	—	—	50,180	—	—	50,200

Reclassification of derivative liability upon note conversions	—	—	—	—	—	—	22,022	—	—	22,022

Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(1,212)	(1,212)

Net loss	—	—	—	—	—	—	—	(2,378,467)	—	(2,378,467)

Balance at June 30, 2019	1,000	$10	19,738,475	$1,974	423,084	$42	$27,332,589	$(30,321,196)	$4,847	$(2,981,734)

Common stock issued for services	—	—	—	—	10,000,000	1,000	1,416,250	—	—	1,417,250

Common stock issued upon conversion of convertible debt and interest	—	—	544,776	55	—	—	98,267	—	—	98,322

Reclassification of derivative liability upon note conversions	—	—	—	—	—	—	53,321	—	—	53,321

Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(9,254)	(9,254)

Net loss	—	—	—	—	—	—	—	(5,797,809)	—	(5,797,809)

Balance at September 30, 2019	1,000	$10	20,283,251	$2,029	10,423,084	$1,042	$28,900,427	$(36,119,005)	$(4,407)	$(7,219,904)

	Series B Preferred Stock		Common Stock		Common Stock Issuable		Additional		Accumulated other	Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	comprehensive gain	Stockholders’ (Deficit)

Balance at December 31, 2017	1,000	$10	3,618,402	$362	262,872	$26	$19,389,882	$(25,578,077)	$25,337	(6,162,460)

Common stock issued upon cashless warrant exercises	—	—	142,758	14	—	—	(14)	—	—	—

Common stock to be issued pursuant to Stock Purchase Agreements	—	—	—	—	77,578	8	339,992	—	—	340,000

Common stock issued for services	—	—	25,000	3	—	—	97,497	—	—	97,500

Common stock issued upon conversion of convertible debt and accrued interest	—	—	110,816	11	—	—	124,989	—	—	125,000

Adjust common stock to be issued	—	—	—	—	(116,013)	(12)	12	—	—	—

Reclassification of derivative liability upon note conversions	—	—	—	—	—	—	660,568	—	—	660,568

Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(17,626)	(17,626)

Net income (loss)	—	—	—	—	—	—	—	1,870,075		1,870,075

Balance at March 31, 2018	1,000	$10	3,896,976	$390	224,437	$22	$20,612,926	$(23,708,002)	$7,711	$(3,086,943)

Common stock issued for services	—	—	8,500	1	—	—	22,949	—	—	22,950

Common stock issued upon cashless warrant exercises	—	—	10,000	1	—	—	(1)	—	—	—

Common stock issued upon conversion of convertible debt and accrued interest	—	—	55,408	5	—	—	62,495	—	—	62,500

Reclassification of derivative liability upon note conversions	—	—	—	—	—	—	162,542	—	—	162,542

Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(12,669)	(12,669)

Net loss	—	—	—	—	—	—	—	(667,204)	—	(667,204)

Balance at June 30, 2018	1,000	$10	3,970,884	$397	224,437	$22	$20,860,911	$(24,375,206)	$(4,958)	(3,518,824)

Common stock issuable pursuant to securities purchase agreements	—	—	—	—	28,241	3	49,997	—	—	50,000

Common stock issued upon cashless warrant exercises	—	—	43,500	4	—	—	(4)	—	—	—

Common stock issued upon conversion of convertible debt and accrued interest	—	—	137,500	14	35,000	4	187,091	—	—	187,109

Reclassification of derivative liability upon note conversions and warrant exercise	—	—	—	—	—	—	1,615,124	—	—	1,615,124

Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(2,356)	(2,356)

Net loss	—	—	—	—	—	—	—	(1,493,213)	—	(1,493,213)

Balance at September 30, 2018	1,000	$10	4,151,884	$415	287,678	$29	$22,713,119	$(25,868,419)	$(7,314)	(3,162,160)

See accompanying notes to the unaudited condensed consolidated financial statements

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended
	September 30,
	2019	2018

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(9,128,650)	$(290,342)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	34,028	28,368
Stock-based compensation	3,785,418	120,450
Amortization of debt issuance cost	70,324	87,466
Amortization of debt discount	893,694	1,622,702
Derivative liability (income) expense	2,228,453	(2,976,194)
Non-cash default interest on convertible notes	1,163,135	—
Loss on debt extinguishment	305,122	58,759
Loss on legal settlement	35,000	232,246
Change in operating assets and liabilities:
Prepaid expenses and other assets	(307,110)	(17,548)
Accounts payable and other liabilities	(231,553)	88,481
Due to related party	326	(3,222)

NET CASH USED IN OPERATING ACTIVITIES	(1,151,815)	(1,048,834)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and furniture	(34,515)	(57,176)
Purchase of notes receivable	(20,000)	(75,000)

NET CASH USED IN INVESTING ACTIVITIES	(54,515)	(132,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from convertible debt, net of fees and OID	1,444,500	729,500
Repayment of convertible debt	—	(178,058)
Repayment of non-convertible note payable	—	(30,000)
Proceeds from sale of common stock	15,000	390,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,459,500	911,442

NET INCREASE (DECREASE) IN CASH	253,170	(269,568)

CASH, beginning of the period	77,016	304,889

CASH, end of the period	$330,186	$35,321

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$6,816
Income taxes	$—	$—

Non-cash investing and financing activities:
Issuance of common stock for convertible debt and interest	$318,702	$374,608
Increase in derivative liabilities	$1,421,229	$1,908,631
Initial right-of-use asset and liability	$310,259	$—
Reduction in right-of-use asset and liability	$52,614	$—
Unrealized gain (loss) on marketable securities	$3,415	$(32,651)
Issuance of common stock for cashless warrant exercise	$—	$3,925
Reclassification of derivative liability to equity upon debt conversion	$431,638	$2,438,234

See accompanying notes to unaudited condensed consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2019

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

On March 3, 2019, the Company filed an amendment to its Certificate of Incorporation, with the Delaware Secretary of State, to increase its authorized common stock from 1,250,000,000 shares to 1,499,000,000 shares (see Note 12). The Company’s 1,500,000,000 authorized shares consisted of 1,499,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.01 per share.

On March 26, 2019, the Company filed an amendment to its Certificate of Incorporation, with the Delaware Secretary of State, for 1-for-200 reverse stock split of our common stock (the “Reverse Stock Split”) effective March 26, 2019. The number of shares of common stock subject to outstanding options, warrants and convertible securities were also reduced by a factor of two-hundred and no fractional shares were issued. All historical share in this report have been adjusted to reflect the Reverse Stock Split (see Note 12). There were no changes to the authorized number of shares and the par value of our common stock.

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

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net loss from operations of $9,128,650 and $290,342 for the nine months ended September 30, 2019 and 2018, respectively. The net cash used in operations were $1,151,815 and $1,048,834 for the nine months ended September 30, 2019 and 2018, respectively. Additionally, the Company had an accumulated deficit of $36,119,005 and $26,990,355 at September 30, 2019 and December 31, 2018, respectively, had a working capital deficit of $8,080,159 at September 30, 2019, had no revenues from continuing operations in 2019. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the nine months ended September 30, 2019 and year ended December 31, 2018 include the useful life of property and equipment, valuation of right-of-use (“ROU”) assets and operating lease liabilities, impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions and the valuation of derivative liabilities.

Fair value of financial instruments and fair value measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2019. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

	At September 30, 2019			At December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$4,779,276	—	—	$1,561,232

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at December 31, 2018	$1,561,232
Initial valuation of derivative liabilities included in debt discount	1,421,229
Initial valuation of derivative liabilities included in derivative income (expense)	1,855,065
Reclassification of derivative liabilities to gain (loss) on debt extinguishment	(431,638)
Change in fair value included in derivative income (expense)	373,388
Balance at September 30, 2019	$4,779,276

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At September 30, 2019 and December 31, 2018, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of September 30, 2019 and December 31, 2018. The Company has not experienced any losses in such accounts through September 30, 2019.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the three and nine months ended September 30, 2019 and 2018, the Company did not record any impairment loss.

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

Basic and diluted loss per share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of September 30, 2019 and 2018 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	September 30,
	2019	2018
Stock warrants	6,998,368	254,688
Convertible debt	40,127,195	1,225,368
Series B preferred stock	10,141,626	—
	57,267,189	1,480,056

Accounts receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of September 30, 2019, and December 31, 2018, based on the above criteria, the Company has an allowance for doubtful accounts of $43,408.

Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management analysis or inventory levels and future sales forecasts. As of September 30, 2019, and December 31, 2018, the Company had no inventory in stock.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2019, and December 31, 2018, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were incurred or recorded as of September 30, 2019.

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

Note 3 – Marketable Securities

The Company owns marketable securities (common stock) as of September 30, 2019, and December 31, 2018 is outlined below:

	September 30, 2019	December 31, 2018
Beginning balance	$8,703	$41,862
Unrealized gain (loss) marked to fair value	3,415	(33,159)
Ending balance	$12,118	$8,703

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

Note 4 – Cultivation

On August 7, 2019, The Company entered into a Farm Service Agreement (“Agreement”) with a service provider to for cultivation of land and hemp plants for a fee of $127,500 for 17 acres of land. Pursuant to the Agreement the cultivation shall include; (i) basic farm services; (ii) registration and reporting; (iii) inspection and testing and; (iv) plowing, planting, weed and pest control, irrigation and cultivation. As of September 30, 2019, the Company had paid $112,100 which was recorded as an asset under Cultivation in the accompanying condensed consolidated balance sheet.

Note 5 – Note Receivable

On April 5, 2017, the Company executed a five-year operational and exclusive licensing agreement with a third party who leases a 15,000-sq. ft. approved cultivation facility located in San Juan, Puerto Rico. The Company will be the exclusive funding source, and supervise all infrastructure buildout, equipment lease/finance, security systems and personnel and provide access of seasoned Colorado and California cultivation crews to ensure the facility meets all standard operating procedures as set forth by the Department of Health of Puerto Rico. Under the agreement, the Company is to receive $12,000 a month in consulting fees, licensing fees on all vaporizer and edible sales, equipment and lighting rental and financing fees along with equity interest in the property. As of September 30, 2019, the Company had funded $190,000 for property renovations which was recorded as Note Receivable in the accompanying consolidated balance sheet (see Note 13).

Note 6 – Other Deposit

On April 30, 2019, the Company along with 1919 Clinic, LLC (“1919”) signed an option to purchase the building 1919 is currently operating in located in San Juan, Puerto Rico, from the owner for $1,000,000. In May 2019, a non-refundable deposit of $175,000 was paid in consideration of the option to purchase the building which was recorded under Other Deposit in the accompanying consolidated balance sheet (see Note 13).

On August 28,2019, the Company entered into an Exclusivity agreement with an entity in which the Company will receive a period of exclusivity in return for payment of an Exclusivity Fee of $50,000. As of September 30,2019, the Company made a $25,000 deposit towards this fee.

Note 7 – Land, Property and Equipment

Property and equipment are stated at cost, and except for land, depreciation is provided by use of a straight-line method over the estimated useful lives of the assets. The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. In February 2017, the Company entered into a land purchase contract to acquire approximately 80 acres including water and mineral rights. The total cost of the land was $129,554. The Company paid $41,554 at closing and issued a note payable for $88,000. The Company is on the deed of trust of the property with a remaining note balance of $21,500 due the seller for both periods of September 30, 2019 and December 31, 2018 (see Note 9). The estimated useful lives of property and equipment are as follows:

Furniture and equipment	5 years
Manufacturing equipment	7 years

The Company's land, property and equipment consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Land	$129,554	$129,554
Balance	$129,554	$129,554

Property and equipment	$249,523	$216,526
Less: accumulated depreciation	(95,957)	(63,447)
Balance	$153,566	$153,079

Depreciation expense of $34,028 and $28,368 was recorded for the nine months ended September 30, 2019, and 2018, respectively.

Note 8 – Convertible Notes

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

During the nine months ended September 30, 2019, the lender converted $288,702 of the outstanding principal into 1,230,289 shares of the Company’s common stock. As of September 30, 2019, the RPN had $116,310 of outstanding principal, $126,318 of accrued interest and $492,199 of default penalty.

May 2018 Note

On May 8, 2018, the Company entered into a securities purchase agreement (the “SPA”) with a lender, pursuant to which the Company issued and sold a promissory note in the aggregate principal amount of up to $565,555 (“May 2018 Note”) to be funded in several tranches, subject to the terms, conditions and limitations set forth in the May 2018 Note. The May 2018 Note accrues interest at a rate of 9% per year (which shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the May 2018 Note)). The aggregate principal amount of up to $565,555 consists of OID of up to $55,555 and $10,000 legal fees, with net proceeds of up to $500,000 which will be funded in tranches. The maturity date of each tranche funded shall be six months from the effective date of each tranche. The lender has the right at any time to convert all or any part of the funded portion of the May 2018 Note into shares of the Company’s common stock at a conversion price equal to 58% of the lowest VWAP during the twenty-five trading day period ending on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date (subject to adjustment as provided in the May 2018 Note), at the Lender’s sole discretion. In 2018, the Company received $450,000 of net proceeds, net of $49,496 of OID and $15,000 of legal fees. As of December 31, 2018, the May 2018 Note had $514,496 outstanding principal and $14,576 of accrued interest. On January 11, 2019, the Company received the final tranche, with the Company receiving net proceeds of $50,000, net of $5,556 OID. As of September 30, 2019, the May 2018 Note had $570,055 outstanding principal, $73,963 of accrued interest and $455,426 of default penalty.

In connection with the funding of the May 2018 Note in 2018, the Company issued 339,502 warrants, with exercise price between $0.72 and $3.63, to the lender to purchase shares of the Company’s common stock pursuant to the terms therein (“May 2018 Warrant”) as a commitment fee and additional 2,887,647 warrants were issued pursuant to anti-dilution provision under the May 2018 Warrant. As of September 30, 2019, there were 2,887,647 outstanding warrants under the May 2018 Warrant.

February 2019 Note

On February 7, 2019, the Company entered into a securities purchase agreement (the “SPA”) with a lender, pursuant to which the Company issued and sold a promissory note in the aggregate principal amount of up to $565,555 (“February 2019 Note”) to be funded in several tranches, subject to the terms, conditions and limitations set forth in the February 2019 Note. The February 2019 Note accrues interest at a rate of 9% per year (which shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the February 2019 Note)). The aggregate principal amount of up to $565,555 consists of OID of up to $55,555 and $10,000 legal fees, with net proceeds of up to $500,000 which will be funded in tranches. The maturity date of each tranche funded shall be six months from the effective date of each tranche. The lender has the right at any time to convert all or any part of the funded portion of the February 2019 Note into shares of the Company’s common stock at a conversion price equal to 58% of the lowest VWAP during the twenty-five trading day period ending on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date (subject to adjustment as provided in the February 2019 Note), at the Lender’s sole discretion. The Company received the; (i) first tranche on February 8, 2019 with the Company receiving net proceeds of $50,000, net of $15,556 OID and legal fees; (ii) the second tranche on February 14, 2019 with the Company receiving net proceeds of $50,000, net of $5,555 OID; (iii) the third tranche on March 5, 2019 with the Company receiving net proceeds of $50,000, net of $5,555 OID; (iv) the fourth tranche on March 30, 2019 with the Company receiving net proceeds of $15,000, net of $1,667 OID; (v) the fifth tranche on April 4, 2019 with the Company receiving net proceeds of $75,000, net of $8,333 OID; (vi) the sixth tranche on May 7, 2019 with the Company receiving net proceeds of $150,000, net of $16,667 OID; (vii) the seventh tranche on June 27, 2019 with the Company receiving net proceeds of $50,000, net of $5,556 OID and; (viii) the eighth tranche on September 14, 2019 with the Company receiving net proceeds of $25,000, net of $2,778 OID. As of September 30, 2019, the Company received an aggregate net proceeds of $465,000, net of $61,667 OID and legal fees which total to a principal amount of $526,667.

During the three months ended September 30, 2019, the lender converted $10,000 of the outstanding principal into 155,039 shares of the Company’s common stock. As of September 30, 2019, the February 2019 Note had $488,889 of principal, $27,822 of accrued interest and $215,511 of default penalty.

The Company issued 1,227,021 warrants, with exercise price between from $0.22 of $0.99, to the lender to purchase shares of the Company’s common stock pursuant to the terms therein (“February 2019 Warrant”) as a commitment fee and additional 394,143 warrants were pursuant to anti-dilution provision under the February 2019 Warrant. As of September 30, 2019, there were 1,621,164 outstanding warrants under the February 2019 Warrant.

April 2019 Note

On April 26, 2019, the Company entered a note agreement with a lender, pursuant to which the Company issued and sold a promissory note (“April 2019 Note”) with a principal amount of $128,500. The Company received $125,000 in net proceeds, net of $3,500 legal fees. The April 2019 Note bears an interest rate of 12% per year (interest rate shall be increased to 22% per year upon the occurrence of an Event of Default (as defined in the April 2019 Note)), shall mature on April 26, 2020 and the principal and interest are convertible at any time at a conversion price equal to 63% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the twenty trading days preceding the conversion date. The lender may not convert the April 2019 Note to the extent that such conversion would result in beneficial ownership by a lender and its affiliates of more than 4.99% of the Company’s issued and outstanding common stock. During the first 60 to 180 days following the date of the April 2019 Note, the Company has the right to prepay the principal and accrued but unpaid interest due under the April 2019 Note, together with any other amounts that the Company may owe the lender under the terms of the April 2019 Note, at a premium ranging from 115% to 135% as defined in April 2019 Note. After this initial 180-day period, the Company does not have a right to prepay the April 2019 Note. As of September 30, 2019, the April 2019 Note had $128,500 of outstanding principal and $6,633 of accrued interest.

May 2019 Note

On May 31, 2019, the Company entered a note agreement with a lender, pursuant to which the Company issued and sold a promissory note (“May 2019 Note I”) with a principal amount of $128,500. The Company received $125,000 in net proceeds, net of $3,500 legal fees. The May 2019 Note I bears an interest rate of 12% per year (interest rate shall be increased to 22% per year upon the occurrence of an Event of Default (as defined in the May 2019 Note I)), shall mature on May 31, 2020 and the principal and interest are convertible at any time at a conversion price equal to 63% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the twenty trading days preceding the conversion date. The lender may not convert the May 2019 Note I to the extent that such conversion would result in beneficial ownership by a lender and its affiliates of more than 4.99% of the Company’s issued and outstanding common stock. During the first 60 to 180 days following the date of the May 2019 Note I, the Company has the right to prepay the principal and accrued but unpaid interest due under the May 2019 Note I, together with any other amounts that the Company may owe the lender under the terms of the May 2019 Note I, at a premium ranging from 115% to 135% as defined in May 2019 Note I. After this initial 180-day period, the Company does not have a right to prepay the May 2019 Note I. As of September 30, 2019, the May 2019 Note I had $128,500 of outstanding principal and $5,154 of accrued interest.

On May 10, 2019, the Company entered a note agreement with a related party (“Lender”), pursuant to which the Company issued and sold a promissory note (“May 2019 Note II”) with a principal amount of $175,000 (see Note 10). The Company received $175,000 in net proceeds. The May 2019 Note II bears an interest rate of 8% per year and matures on November 11, 2019 and the principal and interest are convertible at any time at a conversion price equal to 70% of the lowest closing bid price, as reported on the OTCQB or other principal trading market, during the seven trading days preceding the conversion date. As of September 30, 2019, the May 2019 Note II had $175,000 of outstanding principal and $5,485 of accrued interest.

September 2019 Note

On September 18, 2019, the Company entered a note agreement with a lender, pursuant to which the Company issued and sold a promissory note (“September 2019 Note”) with a principal amount of $677,000. The Company received $500,000 in net proceeds, net of $65,833 OID. The September 2019 Note bears an interest rate of 9% per year (interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the September 2019 Note)), shall mature on March 17, 2020 and the principal and interest are convertible at any time at a conversion price equal to 58% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the twenty- five trading days preceding the conversion date. The lender may not convert the September 2019 Note to the extent that such conversion would result in beneficial ownership by a lender and its affiliates of more than 4.99% of the Company’s issued and outstanding common stock. As of September 30, 2019, the September 2019 Note had $565,833 of outstanding principal and $1,674 of accrued interest.

At September 30, 2019 and December 31, 2018, the convertible debt consisted of the following:

	September 30, 2019	December 31, 2018
Principal amount	$2,200,867	$935,008
Less: unamortized debt issue cost	(69,735)	—
Less: unamortized debt discount	(744,830)	(217,293)
Convertible note payable, net	$1,386,302	$717,715

For the nine months ended September 30, 2019 and 2018, the lender converted an aggregate of $318,702 outstanding principal into 1,654,776 shares of common stock and aggregate of $374,608 outstanding principal and interest into3,387,234 shares of common stock, respectively (see Note 12).

The Company recorded a loss on debt extinguishment of $305,122 and $58,759 on the redemption of convertible notes for the nine months ended September 30, 2019 and 2018, respectively.

Other Financing

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

As of September 30, 2019, no shares of common stock have been issued under the Equity Purchase Agreement.

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

In connection with the issuance of the February 2019, April 2019, May 2019, and September 2019 Notes and related Warrants, during the nine months ended September 30, 2019, initial measurement date, the fair values of the embedded conversion option derivative and warrant derivative of $3,276,295 was recorded as derivative liabilities and was allocated as a debt discount of the February 2019, April 2019, May 2019 and September 2019 Notes of $1,421,230.

For the nine months ended September 30, 2019 and 2018, amortization of debt discounts related to the Notes and Warrants amounted to $893,694 and $1,622,702, respectively, which has been included in interest expense on the accompanying consolidated statements of operations.

During the nine months ended September 30, 2019, the fair value of the derivative liabilities was estimated using the Binomial valuation model with the following assumptions:

Dividend rate	—%
Term (in years)	0.01 to 5.00 years
Volatility	162.9% to 205.5%
Risk-free interest rate	1.51% to 2.42%

Note 9 – Non-Convertible Note Payable

On March 18, 2014, in conjunction with the land purchase of 80 acres in Pueblo County, Colorado, the Company paid $36,000 cash and entered into a promissory note in the amount of $85,750. In November 2015, the Company was made aware that the land transaction regarding 80 acres in Pueblo County, Colorado, may not have been properly deeded to the Company. The company was a party to the land purchase, however, the second party to the land contract never filed the original quit claim deed on behalf of the Company, even though a copy of the notarized quit claim deed was sent to the Company. In February, 2017, the original owner of the 80 acres foreclosed on the property from the second party and the Company entered into a new land purchase contract (including water and mineral rights) directly with the landowner on February 7, 2017. The Company is on the deed of trust of the property and the note payable had outstanding balance as $21,500 for both periods of September 30, 2019, and December 31, 2018 (see Note 7).

Note 10 – Operating Lease Right-of-Use (“ROU”) Assets and Operating Lease Liabilities

On October 5, 2017, the Company entered in to a lease agreement with Mr. Friedman who served as an officer of the Company and currently a consultant. The Company leased a fifteen-acre “420 Style” resort and estate property near Quebec City, Canada. Pursuant to the lease agreement, the Company will pay a monthly rent of $8,000 per month to Mr. Freidman. The Company is responsible for all costs of the property, including, but not limited to, renovations, repairs and maintenance, insurance and utilities. During the nine months ended September 30, 2019, the Company incurred $72,000 of rent expense (see Note 11 and Note 13).

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

For the nine months ended September 30, 2019, lease costs amounted to $72,000 which included base lease costs, all of which were expensed during the period and included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability was a discount rate of 9% which was based on the Company’s estimated incremental borrowing rate.

Right-of-use asset (“ROU”) is summarized below:

September 30, 2019
Operating lease	$310,259
Less accumulated reduction	(52,617)
Balance of ROU asset as of September 30, 2019	$257,642

Operating lease liability related to the ROU asset is summarized below:

September 30, 2019
Operating lease	$310,259
Total lease liabilities	310,259
Reduction of lease liability	(52,617)
Total	257,642
Less: short term portion as of September 30, 2019	(74,210)
Long term portion as of September 30, 2019	$183,432

Future base lease payments under the non-cancelable operating lease at September 30, 2019 are as follows:

Amount
Three months ended December 31, 2019	$24,000
Year ending - 2020	96,000
Year ending - 2021	96,000
Ten months ended October 31, 2022	80,000
Total minimum non-cancelable operating lease payments	296,000
Less: discount to fair value	(38,358)
Total lease liability at September 30, 2019	$257,642

Note 11 – Related Party Transactions

Due to Related Party:

On October 5, 2017, the Company entered in to a lease agreement with Mr. Friedman who served as an officer of the Company and currently a consultant. The Company leased a fifteen-acre “420 Style” resort and estate property near Quebec City, Canada. Pursuant to the lease agreement, the Company will pay a monthly rent of $8,000 per month to Mr. Freidman. The Company is responsible for all costs of the property, including, but not limited to, renovations, repairs and maintenance, insurance and utilities (see Note 10). During the nine months ended September 30, 2019, the Company incurred $72,000 of rent expense, related to the property discussed above.

The following table summarizes the related party activity the Company for the nine months ended September 30, 2019:

Total
Due to related party balance at December 31, 2018	$(1,283)
Working capital advances received	(24,709)
Accrued rent expenses – related party	(28,000)
Repayments made	52,383
Due to related party balance at September 30, 2019	$(1,609)

Convertible Note Payable – Related Party:

On May 10, 2019, the Company entered a note agreement with a related party (“Lender”), pursuant to which the Company issued and sold a promissory note (“May 2019 Note II”) with a principal amount of $175,000 (see Note 8). The Company received $175,000 in net proceeds. The May 2019 Note II bears an interest rate of 8% per year and matures on November 11, 2019 and the principal and interest are convertible at any time at a conversion price equal to 70% of the lowest closing bid price, as reported on the OTCQB or other principal trading market, during the seven trading days preceding the conversion date. As of September 30, 2019, the May 2019 Note II had $175,000 of outstanding principal and $1,674 of accrued interest (see Note 8). The May 2019 Note II is reflected under convertible notes, net of the accompanying consolidated balance sheet.

Note 12 – Stockholders’ Deficit

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

The Series B has the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future. The holders of Series B have the right to vote for each share of Series B held of record on all matters submitted to a vote of common stockholders, including the election of directors, except to the extent that voting as a separate class or series is required by law. There is no right to cumulative voting in the election of directors. As of September 30, 2019, and December 31, 2018, there were 1,000 shares of Series B issued and outstanding.

Common Stock

Common stock issued and/or issuable for services

●	During the nine months ended September 30, 2018, the Company issued 8,500 shares of its common stock to a consultant with per share fair value of $2.75.

●	During the nine months ended September 30, 2019, the Company issued 13,000,000 shares of its common stock to several consultants and an officer, for services rendered with per share fair value between $0.29 and $0.68. In addition, the Company granted 10,000,000 shares of common stock to and officer with per share grant date fair value of $0.19 and these shares remain issuable as of September 30, 2019.

Common stock issued and/or issuable for cash

●	During the nine months ended September 30, 2018, pursuant to subscription agreements, the Company sold 105,819 shares of its common stock to an investor for cash proceeds of $345,000 or $3.69 average price per share. These shares of common stock remain issuable as of September 30, 2019.

●	During the nine months ended September 30, 2019, the Company sold 20,833 shares of its common stock to an investor for cash proceed of $15,000 or $0.72 per share. These shares of common stock remain issuable as of September 30, 2019.

Common stock issued for debt conversion

●	During the nine months ended September 30, 2018, the Company issued an aggregate of 303,724 shares of its common stock upon conversion of debt of $374,609 principal and accrued interest.

●	During the nine months ended September 30, 2019, the Company issued an aggregate of 1,654,776 shares of its common stock upon conversion of $318,702 of outstanding principal. The Company recorded $305,122 of loss on debt extinguishment related to the note conversions.

Common stock issued for cashless exercise of warrants

●	During the nine months ended September 30, 2018, the Company issued 196,258 shares of its common stock upon the cashless exercise of 20,834 warrants.

●	During the nine months ended September 30, 2019, the Company there were no warrants exercised.

Warrants

St. George 2016 Warrants

On October 31, 2016, the Company granted (Warrant #1) to St. George the right to purchase at any time on or after November 10, 2016 (the “Issue Date”) until the date which is the last calendar day of the month in which the fifth anniversary of the Issue Date occurs (the “Expiration Date”), a number of fully paid and non-assessable shares (the “Warrant Shares”) of Company’s common stock, equal to $57,500 divided by the Market Price (defined below) as of the Issue Date, as such number may be adjusted from time to time pursuant to the terms and conditions of Warrant #1 to Purchase Shares of Common Stock. The Market Price is equal to the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding the applicable date of exercise, multiplied by sixty percent (60%). The exercise price is the lower of $10.00 and is subject to price adjustments pursuant to the agreement and includes a cashless exercise provision. The Company also issued Warrant #’s 2-9, with each warrant only effective upon St. George funding of the secured notes they issued to the Company. Warrant #’s 2-9 give St. George the right to purchase Warrant Shares equal to $27,500 divided by the Market Price on the funded date. On December 14, 2016, the Company received a payment of $50,000, and accordingly, Warrant #2 became effective. During the year ended December 31, 2017, the Company received the funding on the remaining notes and Warrant #’s 3-9 became effective. During the nine months ended September 30, 2018, the company issued 196,258 shares of common stock to St. George pursuant to Notices of Exercise of 20,834 Warrants received. The shares were issued based upon the cashless exercise provision of the warrant.

 May 2018 warrants

The Company issued 339,502 warrants, with exercise price between $0.72 and $3.63, to the lender to purchase shares of the Company’s common stock pursuant to the terms therein (“May 2018 Warrant”) as a commitment fee and additional 2,887,647 warrants were issued pursuant to anti-dilution provision under the May 2018 Warrant. As of September 30, 2019, there were 2,887,647 outstanding warrants under the May 2018 Warrant (see Note 8).

February 2019 warrants

The Company 1,227,021 warrants, with exercise price between from $0.22 of $0.99, to the lender to purchase shares of the Company’s common stock pursuant to the terms therein (“February 2019 Warrant”) as a commitment fee and additional 394,143 warrants were pursuant to anti-dilution provision under the February 2019 Warrant. As of September 30, 2019, there were 1,621,164 outstanding warrants under the February 2019 Warrant (see Note 8).

Exercised warrant

During the nine months ended September 30, 2019, there were no warrants exercised.

During the nine months ended September 30, 2018, the Company issued 196,258 shares of common stock in connection with the cashless exercise of 20,834 warrants.

The following table summarizes the activity related to warrants of the Company for the nine months ended September 30, 2019:

	Number of Warrants	Weighted- Average Exercise Price per share	Weighted- Average Remaining Life (Years)
Outstanding and exercisable December 31, 2018	249,479	$1.28	3.30
Issued in connection with financing	3,354,273	0.15	4.33
Issued in connection with anti-dilution adjustment	3,394,616	0.17	3.82
Expired/Forfeited	—	—	—
Exercised	—	—	—
Outstanding and exercisable September 30, 2019	6,998,368	$0.29	4.26
Exercisable at September 30, 2019	6,998,368	$0.29	4.26

Note 13 – Commitments and Contingencies

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

In January 2017, the Company signed a five-year lease, beginning February 1, 2017, for approximately 6,000 square feet of office space, comprised of two floors, in San Juan, Puerto Rico. Pursuant to the lease, the Company will pay $3,000 per month for the third floor of the building for the first year of the lease. The rent will increase 3% per year on February beginning in 2018 and an additional 3% per year on each successive February 1, during the term of the lease. The landlord agreed that the month of February 2017, the rent was $1,500. The rent for second floor of the building will be $2,000 per month during the term of the lease and the Company does not have any rent payments for the first three months of the lease (February 2017 through April 2017). Through September 30, 2017, the Company calculated the total amount of the rent for the term lease and recorded straight line rent expense of $45,417 and had made payments of $20,516. As of September 30, 2019, the Company has a balance of $24,916 in deferred rent which is included in the consolidated balance sheet. The leases for the second and third floor were cancelled in September 2017 as a result of Hurricane Irma. The Company sub-leased the office space to an affiliated party and as a result, only pays $79 of the $1,500 monthly rent. During the nine months ended September 30, 2019, the Company incurred $700 of rent expense from this office space.

On October 5, 2017, the Company entered in to a lease agreement with Mr. Friedman who serves as an officer of the Company. The Company leased a fifteen-acre “420 Style” resort and estate property near Quebec City, Canada. Pursuant to the lease agreement, the Company will pay a monthly rent of $8,000 per month to Mr. Freidman. The Company is responsible for all costs of the property, including, but not limited to, renovations, repairs and maintenance, insurance and utilities. During the nine months ended September 30, 2019, the Company incurred $72,000 (see Note 10 and Note 11).

Agreements

On April 5, 2017, the Company executed a five-year operational and exclusive licensing agreement with a third party who leases a 15,000-sq. ft. approved cultivation facility located in San Juan, Puerto Rico. The Company will be the exclusive funding source, and supervise all infrastructure buildout, equipment lease/finance, security systems and personnel and provide access of seasoned Colorado and California cultivation crews to ensure the facility meets all standard operating procedures as set forth by the Department of Health of Puerto Rico. Under the agreement, the Company is to receive $12,000 a month in consulting fees, licensing fees on all vaporizer and edible sales, equipment and lighting rental and financing fees along with equity interest in the property. As of September 30, 2019, the Company had funded $190,000 for property renovations which was recorded as Note Receivable in the accompanying consolidated balance sheet (see Note 5).

On December 12, 2018, the Company entered into an Employment and Board of Directors Agreement (the “Employment Agreement”) with Mr. Mundie, pursuant to which Mr. Mundie will serve as Interim Chief Executive Officer for an initial six- month term. Mr. Mundie’s employment is terminable by him or the Company at any time (for any reason or for no reason) with a ninety-day notice from either party to the other. Pursuant to the Employment Agreement, Mr. Mundie will receive a base salary of $90,000 per annum. In the event that Mr. Mundie’s employment is terminated within three months of commencing employment with the Company and such termination is not due to Mr. Mundie’s voluntary resignation (other than at the request of the Board or the majority shareholders of the Company), Mr. Mundie will be entitled to continued payment of his base salary for the remainder of the Agreement. In addition to the base salary, the Company will grant to Employee seventy- five thousand (75,000) shares of the Company’s common stock in Employee’s name to be held in escrow for the benefit of Employee (the “Company Common Stock”). The Company shall release twenty-five thousand (25,000) shares of Company’s Common Stock, and such shares shall then immediately vest on the six-month anniversary of the Agreement (e.g., June 12, 2019) and the Company shall release the remaining fifty thousand (50,000) shares of the Company’s common stock, and such shares shall then immediately vest in favor of the Employee, if Mr. Mundie is the Interim CEO or CEO of the Company on December 15, 2019. During the nine months ended September 30, 2019, the Company paid $58,500 of Mr. Mundie’s base salary and $8,500 subsequent to September 30, 2019. On June 7, 2019, the Company issued 2,000,000 shares of common stock to Mr. Mundie to settled the shares due from his employment agreement. The Company charged the $1,359,800 fair value of the common shares to stock-based compensation during the nine months ended September 30, 2019. On September 19, 2019, Mr. Mundie resigned as the Company’s CEO.

On September 19, 2019, the Company entered into an Employment Agreement (“Agreement”) with Mr. Benson to serve as Chief Executive Officer and sole Board Director of the Company. Pursuant to the Agreement Mr. Benson shall receive an annual base salary of $120,000 and was granted 10,000,000 shares of the Company’s common stock of which; (i) 5,000,000 shall vest on March 19, 2020 and; (ii) 5,000,000 shall vest on September 15, 2020. In addition, he is also intitled to commission and bonus plan pursuant to the Agreement. Mr. Benson’s employment is terminable by him or the Company at any time (for any reason or for no reason). In the event that Mr. Benson’s employment is terminated within six months of commencing employment with the Company and such termination is not due to Mr. Benson’s voluntary resignation (other than at the request of the Board or the majority shareholders of the Company), Mr. Benson will be entitled to continued payment of his base salary for the remainder of such six-month period.

On April 30, 2019, the Company along with 1919 Clinic, LLC (“1919”) signed an option to purchase the building 1919 is currently operating in located in San Juan, Puerto Rico, from the owner for $1,000,000. In May 2019, a non-refundable deposit of $175,000 was paid in consideration of the option to purchase the building which was recorded under Other Deposit in the accompanying consolidated balance sheet (see Note 6).

Legal & other

On March 2, 2015, the Company, the Company’s CEO and the Company’s CFO at the time were named in a civil complaint filed by Erick Rodriguez in the District Court in Clark County, Nevada (the “DCCC”). The complaint alleges that Mr. Rodriguez never received 250,000 shares of Series B preferred stock that were initially approved by the Board of Directors in 2012, subject to the completion of a merger of a company controlled by Mr. Rodriguez. Since the merger was never completed, the shares were never certificated to Mr. Rodriguez. On March 21, 2017, the DCC agreed to Set Aside the Entry of Default against the Defendants. Mr. Rodriguez resigned in June 2013.  On April 12, 2018, an Arbitrator issued a final award to Rodriguez in the amount of $399,291. The Company and the Company’s counsel believe the Arbitrator denied a number of detailed objections to the award, which cited clear mistakes as to Nevada law and to the facts. The Company recorded a loss on legal matter, included in other expenses for the year ended December 31, 2017. On May 3, 2018, the Arbitrator issued an amended final award of $631,537, inclusive of interest and legal fees. In December 2018, the plaintiff and defendants entered into a Settlement Agreement and Release whereby both parties agreed on $400,000 settlement of which $35,000 was to be paid by Barry Hollander and $365,000 was to be paid by the Company. As of September 30, 2019, the Company had satisfied all its obligation under the settlement agreement and was released from any further liability with regarding this matter.

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

 Note 14 – Subsequent Events

Subsequent to September 30, 2019, the Company issued 454,268 shares of the Company’s common stock upon conversion of $45,000 convertible debt outstanding principal balance.

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

Financial Highlights

For the nine months ended September 30, 2019, we utilized $1,151,815 to fund our operations, compared to $1,048,834 for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, we received net cash of $1,459,500 from financing activities. As a result, our net cash position increased by $253,170 during the nine months ended September 30, 2019.

Operating expenses for the nine months ended September 30, 2019 were $4,366,262, compared to $1,099,739 for the nine months ended September 30, 2018. The increase in operating expenses is attributable to an increase in compensation expense of $3,526,693 primarily attributed to increase in stock-based compensation to employees and consultants and professional fee of $73,092 offset by a decrease in general and administrative expenses of $333,262.

For the nine months ended September 30, 2019 we had net loss of $9,128,650 or $(0.76) per share, as compared to $290,342, or $(0.07) per share during the nine months ended September 30, 2018.

Results of Operations

Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

Operating Revenue and Costs of Revenues:

During the three and nine months ended September 30, 2019, we did not generate any revenues as compared to $1,027 and $1,255 during the three and nine months ended September 30, 2018, respectively.

For the three months ended September 30, 2019 and 2018, the cost of revenue was $0 and $7,508, respectively.

For the nine months ended September 30, 2019 and 2018, the cost of revenue was $0 and $22,620, respectively.

Operating Expenses:

For the three months ended September 30, 2019 operating expenses from continuing operations amounted to $1,655,952 as compared to $235,274 for the three months ended September 30, 2018, an increase of $1,420,678, or 604%.

For the nine months ended September 30, 2019 operating expenses from continuing operations amounted to $4,366,262 as compared to $1,099,739 for the nine months ended September 30, 2018, an increase of $3,266,523, or 297%.

For the three and nine months ended September 30, 2019 and 2018, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Professional fees	$141,784	$25,932	$343,957	$270,865
Compensation expense	1,417,250	82,275	3,774,750	248,057
General and administrative expenses	96,918	127,067	247,555	580,817
Total	$1,655,952	$235,274	$4,366,262	$1,099,739

Professional fees:

For the three months ended September 30, 2019, professional fees increased by $116,952 or 451%, as compared to the three months ended September 30, 2018. The increase was primarily attributable to an increase consulting fee and investor relations of $88,294.

For the nine months ended September 30, 2019, professional fees increased by $129,259 or 27%, as compared to the nine months ended September 30, 2018. The increase was primarily attributable to an increase consulting fee and investor relations of $52,044.

Compensation expense:

For the three months ended September 30, 2019, compensation expense increased by $1,334,975 or 1,623%, as compared to the three months ended September 30, 2018. The increase was primarily attributable to increase in stock-based compensation expense connection with common stock issued to an employee and consultants for services.

For the nine months ended September 30, 2019, compensation expense increased by $2,237,050 or 1,857%, as compared to the nine months ended September 30, 2018. The increase was primarily attributable to increase in stock-based compensation expense connection with common stock issued to an employee and consultants for services.

General and administrative expenses:

For the three months ended September 30, 2019, general and administrative expenses decrease by $31,249 or 25%, as compared to the three months ended September 30, 2018. The decrease was primarily attributable to decrease administrative expenses.

For the nine months ended September 30, 2019, general and administrative expenses decrease by $333,262 or 57%, as compared to the nine months ended September 30, 2018. The decrease was primarily attributable to decrease administrative expenses.

Loss from Operations:

For the three months ended September 30, 2019, loss from operations amounted to $1,655,952 as compared to $241,755 for the three months ended September 30, 2018, an increase of $1,414,197, or 585%. The increases are primarily a result of the changes in operating expenses discussed above.

For the nine months ended September 30, 2019 loss from operations amounted to $4,366,262 as compared to $1,121,104 for the nine months ended September 30, 2018, an increase of $3,245,158, or 289%. The decreases are primarily a result of the changes in operating expenses discussed above.

Other Income (Expense):

For the three months ended September 30, 2019, we had total other expense of $4,141,857 as compared to $1,251,458 for the three months ended September 30, 2018, a change of $2,890,399, or 231%. This change was primarily due to the increase in the derivative expense of $2,551,857, increase in interest expense of $285,219 and increase in loss on debt extinguishment of $53,323.

For the nine months ended September 30, 2019, we had total other (expense) of $(4,762,388) as compared to other income of $830,762 for the nine months ended September 30, 2018, a change of $5,593,150, or 673%. This change was primarily due to a change in the derivative expense of $5,204,750, increase in interest expense of $409,283 and increase in loss on debt extinguishment of $246,363 offset by decreases in loss on litigation settlement of $267,246.

Net Loss

For the three months ended September 30, 2019, loss from continuing operations amounted to $5,797,809, or $0.29 per share (basic), compared to $1,493,213, or $0.37 per share (basic) for the three months ended September 30, 2018, a change of $4,304,596, or 288%.

For the nine months ended September 30, 2019, loss from continuing operations amounted to $9,128,620, or $0.76 per share (basic), compared to a loss of $290,342, or $0.07 per share (basic), for the nine months ended September, a change of $8,838,308, or 3,044%.

Comprehensive Loss:

As a result of the change in the fair value of our marketable securities, we had comprehensive loss of $9,254 for the three months ended September 30, 2019, compared to $2,356 for the three months ended September 30, 2018.

As a result of the change in the fair value of our marketable securities, we had comprehensive gain of $3,415 for the nine months ended September 30, 2019, compared to a (loss) of $(32,651) for nine months ended September 30, 2018.

Liquidity and Capital Resources.

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $8,080,159 and cash of $330,186 as of September 30, 2019 and a working capital deficit of $3,404,005 and $77,016 of cash as of December 31, 2018.

			Nine Months Ended September 30, 2019
	September 30, 2019	December 31, 2018	Change	Percentage Change
Working capital deficit:
Total current assets	$367,304	$115,709	$251,595	217%
Total current liabilities	(8,447,463)	(3,519,714)	(4,927,749)	140%
Working capital deficit:	$(8,080,159)	$(3,404,005)	$(4,676,154)	137%

The increase in working capital deficit was primarily attributable to an increase in current assets of $251,595 and an increase in current liabilities of $4,927,749 which includes an increase in derivative liabilities of $3,218,044.

Cash Flows

Changes in our cash balance are summarized as follows:

	Nine Months Ended September 30,
	2019	2018
Cash used in operating activities	$(1,151,815)	$(1,048,834)
Cash used in investing activities	(54,515)	(132,176)
Cash provided by financing activities	1,459,500	911,442
Net increase change in cash	$253,170	$(269,568)

Net Cash Used in Operating Activities:

Net cash flow used in operating activities was $1,151,815 for the nine months ended September 30, 2019 as compared to $1,048,834 for the nine months ended September 30, 2018, an increase of $102,981, or 10%.

●	Net cash flow used in operating activities for the nine months ended September 30, 2019 primarily reflected our net loss of $9,128,650 adjusted for the add-back on non-cash items such as depreciation expense of $34,028, stock-based compensation expense of $3,785,418, derivative expense of $2,228,453, amortization of debt issue cost of $70,324, amortization of debt discount of $893,694, loss on debt extinguishment of $305,122, default penalty of $1,163,135, gain on legal settlement of $35,000 and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses and other assets of $(307,110), a decrease in accounts payable and accrued liabilities of $(231,555).

●	Net cash flow used in operating activities for the nine months ended September 30, 2018 primarily reflected our net loss of $290,342 primarily attributable to a gain of $2,976,194 in the change of the fair value of derivative liabilities, offset by non-cash expenses such as depreciation expense of $28,368, stock- based compensation of $120,450, the amortization of discounts and financing fees on convertible notes of $1,710,168, loss on debt settlement of $58,759 and loss on legal matter of $232,246 and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses and other assets of $(17,548), an increase in accounts payable and accrued liabilities of $85,259.

Net Cash Used in Investing Activities:

Net cash used in investing activities was $54,515 for the nine months ended September 30, 2019 as compared to $132,176 for the nine months ended September 30, 2018, a decrease of $77,661, or 59%.

●	During the nine months ended September 30, 2019, we purchased $34,515 of fixed assets and note receivable of $20,000.

●	During the nine months ended September 30, 2018, we purchased $57,176 of fixed assets and note receivable of $75,000.

Net Cash Provided by Financing Activities:

Net cash provided by financing activities was $1,459,500 for nine months ended September 30, 2019 as compared to $911,442 for the nine months ended September 30, 2018, a decrease of $548,058, or 60%.

●	During the nine months ended September 30, 2019, we received $1,444,500 of net proceeds from convertible debt, net of debt issuance costs, and proceeds from sale of common stock of $15,000.

●	During the nine months ended September 30, 2018, we received $729,500 of net proceeds from convertible debt, net of debt issuance costs, and proceeds from sale of common stock of $390,000 offset by repayment of convertible debt of $(178,058) and repayment of non-convertible debt of $(30,000).

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net loss from operations of $9,128,650 and $290,342 for the nine months ended September 30, 2019 and 2018, respectively. The net cash used in operations were $1,151,815 and $1,048,834 for the nine months ended September 30, 2019 and 2018, respectively. Additionally, the Company had an accumulated deficit of $36,119,005 and $26,990,355 at September 30, 2019 and December 31, 2018, respectively, had a working capital deficit of $8,080,159 at September 30, 2019, had no revenues from continuing operations in 2019. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Common Stock for debt conversion

For the nine months ended September 30, 2019, the lenders converted an aggregate of $318,702 of outstanding principal of the convertible notes into 1,654,776 shares of the Company’s common stock.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the nine months ended September 30, 2019 and year ended December 31, 2018 include the useful life of property and equipment, valuation of right-of-use (“ROU”) assets and operating lease liabilities, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions and the valuation of derivative liabilities.

Fair value of financial instruments and fair value measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2019. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

Item 4. Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2019, our disclosure controls and procedures were not effective.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2019. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of September 30, 2019, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except for provided below, all unregistered sales of our securities during the three months ended September 30, 2019, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

1.	During the three months ended September 30, 2019, the Company issued to a lender, 544,776 shares of common stock upon conversion of $45,000 of outstanding principal.

2.	During the three months ended September 30, 2019, the Company granted to an officer, 10,000,000 shares for services rendered. These shares of common stock had per share grant date fair value of $0.19 and remained issuable as of September 30, 2019.

The shares of common stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”).

Item 3. Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.4	Equity Purchase Agreement by and between Agritek Holdings, Inc. and Oasis Capital, LLC, dated July 20, 2019 (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed with the SEC on August 5, 2019).

10.5	Registration Rights Agreement by and between Agritek Holdings, Inc. and Oasis Capital, LLC, dated July 20, 2019 (incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K filed with the SEC on August 5, 2019).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*R	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRITEK HOLDINGS, INC.

Dated: November 25, 2019	By:	/s/ Scott Benson
Scott Benson
Chief Executive Officer (principal executive, principal financial and accounting officer)

