Form 10-K
period 2019-12-31
AGRITEK HOLDINGS, INC.
filed 2021-03-03
CIK 1040850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2019

 or

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-15673

AGRITEK HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8484256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Brickell Ave. Suite 500
Miami, FL 33131	(305) 721-2727
(Address of Principal Executive Offices and Zip Code)	(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each Exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $0.035 on such date is $ 1,057,945.

As of March 2, 2021 , there were 73,864,989 shares of the issuer’s common stock, par value $0.0001, issued and outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are contained principally in the sections titled “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. This report contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward–looking statements. While we make these forward–looking statements based on various factors and using numerous assumptions, you have no assurance the factors and assumptions will prove to be materially accurate when the events they anticipate actually occur in the future. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A, “Risk Factors” of this Annual Report on Form 10-K. The forward–looking statements are based upon our beliefs and assumptions using information available at the time we make these statements. We caution you not to place undue reliance on our forward–looking statements as (i) these statements are neither predictions nor guaranties of future events or circumstances, and (ii) the assumptions, beliefs, expectations, forecasts and projections about future events may differ materially from actual results. Except as required by applicable laws, we undertake no obligation to publicly update any forward–looking statement to reflect developments occurring after the date of this Annual Report on Form 10-K.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History and General Business Development

Agritek Holdings, Inc. (referred to hereafter as “AGTK,” or, the “Company”), was initially incorporated under the laws of the State of Delaware in 1997 under the name Easy Street Online, Inc.

In 1997, the Company changed its name to Frontline Communications Corp. (“Frontline”) and operated as a regional Internet service provider (“ISP”) providing Internet access, web hosting, website design, and related services to residential and small business customers throughout the Northeast United States and, through a network partnership agreement providing Internet access to customers nationwide.

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

On March 8, 2010, the Company completed the acquisition of 800 Commerce, Inc. (“800 Commerce”) a Florida Corporation incorporated by the Company’s then Chief Executive Officer. The company issued 1,000,000 shares of common stock to 800 Commerce for all the issued and outstanding stock of 800 Commerce, Inc.

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

On May 27, 2014, AVH changed its names to Agritek Venture Holdings, Inc. (“AVHI”).

On August 27, 2014, American Hemp Trading Company changed its name to Prohibition Products, Inc. (“PPI”)

Unless otherwise noted, references in this Form 10-K to the “Company,” “we,” “our” or “us” means Agritek Holdings, Inc.

Description of Business

Agritek Holdings, Inc. together with its subsidiaries collectively (“the Company” or “Agritek Holdings”) is a public company incorporated pursuant to the laws of the state of Delaware and quoted on the OTC Markets Pink Tier under the symbol “AGTK”. Our corporate headquarters is located at 777 Brickell Avenue Suite 500, Miami, Fl. 33131 and our telephone number is (305) 721.2727. Our website address is as follows: www.agritekholdings.com. Information available on or accessible through our websites is not a part of and shall not be deemed to be incorporated into this Annual Report on Form 10-K.

Agritek Holdings is a fully integrated, active investor and operator in the legal cannabis sector. Specifically, Agritek Holdings provides strategic capital and functional expertise seeking to accelerate the commercialization of its diversified portfolio of holdings. The Company is focused on three high-value segments of the cannabis market, including real estate investment, intellectual property brands; and infrastructure, with operations in U.S. States, including Florida, Colorado and California. Agritek Holdings invests its capital via real estate holdings, licensing agreements, royalties and equity in acquisition operations.

We intend to provide key business services to the legal cannabis sector including:

•	Funding and Financing Solutions for Agricultural Land and Properties zoned for the regulated Cannabis Industry;
•	Dispensary and Retail Solutions;
•	Commercial Production and Equipment Build Out Solutions;
•	Multichannel Supply Chain Solutions;
•	Branding, Marketing and Sales Solutions of proprietary product lines; and
•	Consumer Product Solutions.

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

Once properties are identified and acquired to be used for purposes related to the commercial marijuana industry as provided for by state law, we plan to create vertical channels within that legal jurisdiction including equipment financing, payment processing and marketing of exclusive brands and services to retail dispensaries.

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

The Company also owns several Hemp and cannabis brands for distribution including "Hemp Pops", “MD Vapes”, “Rehab Rx”, “Higher Society” and "California Premiums". Agritek Holdings, Inc. does not directly grow, harvest, or distribute or sell cannabis or any substances that violate or contravene United States law or the Controlled Substances Act, nor does it intend to do so in the future.

Through its vertically integrated business model, the Company also strives to produce, brand and distribute hemp based products to improve customers’ lives and meet their demands for stringent product quality, efficacy and consistency. The Company does not produce or sell medicinal or recreational marijuana or products derived therefrom. The Company’s hemp products are made from high quality strains of whole-plant hemp extracts containing a broad spectrum of phytocannabinoids, including CBD, CBN, CBN terpenes, flavonoids and other minor but valuable hemp compounds. The Company believes the presence of these various compounds work synergistically to heighten the effects of the products, making them superior to single-compound CBD isolates. The Company’s hemp extracts are produced from hemp, which is defined in the 2018 Farm Bill as the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta9 tetrahydrocannabinol (“THC”) concentration of not more than 0.3 percent on a dry weight basis. THC causes psychoactive effects when consumed and is typically associated with marijuana (i.e. Cannabis with high-THC content). The Company does not produce or sell medicinal or recreational marijuana or products derived from high-THC Cannabis/marijuana plants. Hemp products have no psychoactive effects.

Our operations include a portfolio of wholly owned and licensed brands that cover high growth segments of the cannabis sector including CBD edibles and topicals under our newly acquired Rehab Rx brand. Present and future brand launches are planned to be offered by a strong in-house team complemented by independent advisors with the objective of assisting clients and partners in accelerating the commercialization of their product(s) or services, and ultimately in leveraging their unique selling proposition to create a leadership position in their chosen niche within the global cannabis industry. The Company’s current product categories include human ingestible (tinctures, capsules, and gummies), topicals, and pet products. Planned product categories, as or when approved by the U.S. Food and Drug Administration (“FDA”) include powdered supplements, beverage, food, beauty, sport, professional (dedicated health care practitioner products) and over-the-counter wellness. The Company’s products are distributed through its ecommerce websites RehabRx.com, Hemppops.com and third party ecommerce websites including Amazon, select distributors and a variety of brick and mortar retailers. The Company sources high-quality hemp through long term contract farming operations in Colorado and California.

We also have a “rollup” growth strategy, which includes the following components:

•	With our brand recognition and experienced management team, maximize productivity, provide economies of scale, and increase profitability through our public market vehicle;

•	Acquire unique products and niche players where barriers to entry are high and margins are robust, providing them clients a broader outlet for their products; and

•	Develop and acquire multiple cannabis brands to capture the market vertically from manufacturing to production up to retail.

Going concern

As reflected in the accompanying consolidated financial statements contained elsewhere in this Annual Report on Form 10-K, the Company had net loss of $8,045,888 and $1,412,278 for the years ended December 31, 2019 and 2018, respectively. The net cash used in operations were $1,448,001 and $1,260,492 for the years ended December 31, 2019 and 2018, respectively. Additionally, the Company had an accumulated deficit of $35,036,243 and $26,990,355 at December 31, 2019 and December 31, 2018, respectively, had a working capital deficit of $5,355,872 at December 31, 2019, had no revenues from operations in 2019 and 2018 and we defaulted on our debt. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. The Company will seek to raise capital through additional debt and/or equity financings to fund its operations in the future.

Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations.

Recent Developments

Currently, we are exploring strategic alternatives for certain operational and non-operational assets in both Colorado and California as well as in Canada. We’re working with financial advisors to identify locations or permits that we believe can generate non-dilutive capital that can be reinvested in strategic locations to produce greater returns. We have identified multiple opportunities that we believe to be a more accretive use of capital. There are numerous risks and uncertainties associated with our exploration of strategic alternatives and there can be no assurance that these efforts will be successful.

On March 3, 2019, the Company filed an amendment to its Certificate of Incorporation, with the Delaware Secretary of State, to increase its authorized common stock from 1,250,000,000 shares to 1,499,000,000 shares. The Company’s 1,500,000,000 authorized shares consisted of 1,499,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.01 per share.

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

Share Exchange Agreement with Full Spectrum Biosciences, Inc.

On March 9, 2020, the Company and Full Spectrum Bioscience, Inc., (“FSB”), a private corporation and a related party, incorporated in Colorado on December 11, 2018 (collectively as “Parties”), entered into a Share Exchange Agreement (the “Exchange Agreement”) to acquire 100% of controlling interest in FSB. On March 31, 2020, pursuant to the Exchange Agreement, the Company issued to 10,000,000 shares of its common stock to FSB in exchange for 1,500 shares of FSB common stock which constitutes all of FSB’s authorized and outstanding common stock held by a sole stockholder. At the time of the Exchange Agreement FSB was owned by the spouse of our Interim Chief Executive Officer.

Convertible Note Payable

On May 5, 2020, the Company entered into a securities purchase agreement (the “SPA”) with a lender, pursuant to which the Company issued and sold a promissory note in the aggregate principal amount of up to $565,556 (“May 2020 Note”) to be funded in several tranches, subject to the terms, conditions and limitations set forth in the May 2020 Note and five-year warrants (the “May 2020 Warrants”) to purchase up to 10,282,828 shares of the Company’s common stock at an exercise price equal to 110% of the VWAP of the common stock on the trading day immediately prior to the funding date of the respective tranche, (subject to adjustments under certain conditions as defined in the May 2020 Warrants). The May 2020 Note accrues interest at a rate of 9% per year (which shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the May 2020 Note). The aggregate principal amount of up to $565,555 consists of OID of up to $55,556 and $10,000 legal fees, with net proceeds of up to $500,000 to be funded in tranches. The maturity date of each tranche funded shall be six months from the effective date of each tranche. The lender has the right at any time to convert all or any part of the funded portion of the May 2020 Note into shares of the Company’s common stock at a conversion price equal to 58% of the lowest trading price during the twenty-five trading day period ending on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date (subject to adjustment as provided in the May 2020 Note), at the Lender’s sole discretion. The Company received the; (i) first tranche on May 5, 2020 with the Company receiving net proceeds of $26,667, net of $16,667 OID and legal fees and issued 477,213 warrants; (ii) second tranche on June 1, 2020, with the Company receiving net proceeds of $40,000, net of $4,445 OID and issued 1,171,132 warrants; (iii) third tranche on June 25, 2020, with the Company receiving net proceeds of $5,000, net of $556 OID and issued 114,784 warrants; (iv) fourth tranche on July 6, 2020, with the Company receiving net proceeds of $25,000, net of $2,778 OID and issued 786,683 warrants; (v) fifth tranche on July 24, 2020, with the Company receiving net proceeds of $25,000, net of $2,778 OID and issued 598,401 warrants; and (vi) sixth tranche on August 5, 2020, with the Company receiving net proceeds of $10,000, net of $1,111 OID and issued 286,148 warrants.

Power Up Default Interest, Legal Settlement And Note Assignment

On March 18, 2020, the Company entered into a Settlement Agreement with Power Up Lending Group, LTD. and Oasis Capital LLC, pursuant to which the Company settled a claim from PowerUp Lending Group, Ltd. in the aggregate amount of $599,233.74. The settlement provided that $300,000 of this amount was to be assigned to a third-party lender and the remaining balance of $299,233.74 is to be paid in installments; (i) $100,000 to be paid on or before March 19, 2020 and; (ii) five equal monthly installments of $33,333.33 to be paid on or before the 19th day of each successive months thereafter commencing April through August 2020 and the last installment of the same amount to be paid on or before September 19, 2020. All payments under the Settlement Agreement have been made.

Industry Overview

The Company is not engaged in the direct growth, cultivation, harvesting and distribution of cannabis. However, we do offer consulting services to licensed operators and applicants for state offered cannabis licenses, who seek to engage in the medical and/or recreational cannabis business in those state jurisdictions where cannabis has been legalized. We also sell ancillary products and own trademarked brands which are used in the legalized cannabis industry.

As of the date of this filing, thirty-four (34) states and the District of Columbia currently have laws broadly legalizing cannabis in some form for either medicinal or recreational use governed by state specific laws and regulations. Although legalized in some states, cannabis is a “Schedule 1” drug under the Controlled Substances Act (21 U.S.C. § 811) (“CSA”) and is illegal under federal law.

On August 29, 2013, The Department of Justice set out its prosecutorial priorities in light of various states legalizing cannabis for medicinal and/or recreational use. The “Cole Memorandum” provided that when states have implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale, and possession of cannabis, conduct in compliance with those laws and regulations is less likely to threaten the federal priorities. Indeed, a robust system may affirmatively address those priorities by, for example, implementing effective measures to prevent diversion of cannabis outside of the regulated system and to other states, prohibiting access to cannabis by minors, and replacing an illicit cannabis trade that funds criminal enterprises with a tightly regulated market in which revenues are tracked and accounted for. In those circumstances, consistent with the traditional allocation of federal-state efforts in this area, the Cole Memorandum provided that enforcement of state law by state and local law enforcement and regulatory bodies should remain the primary means of addressing cannabis-related activity. If state enforcement efforts are not sufficiently robust to protect against the harms set forth above, the federal government may seek to challenge the regulatory structure itself in addition to continuing to bring individual enforcement actions, including criminal prosecutions, focused on those harms.

On January 4, 2018, then Attorney General Jeff Sessions issued a memorandum for all United States Attorneys concerning cannabis enforcement under the Controlled Substances Act (CSA). Mr. Sessions rescinded all previous prosecutorial guidance issued by the Department of Justice regarding cannabis, including the August 29, 2013 “Cole Memorandum”.

In rescinding the Cole Memorandum, Mr. Sessions stated that U.S. Attorneys must decide whether or not to pursue prosecution of cannabis activity based upon factors including: the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community. Mr. Sessions reiterated that the cultivation, distribution and possession of marijuana continues to be a crime under the U.S. Controlled Substances Act.

On March 23, 2018, then President Donald J. Trump signed into law a $1.3 trillion-dollar spending bill that included an amendment known as “Rohrabacher-Blumenauer,” which prohibits the Justice Department from using federal funds to prevent certain states “from implementing their own State laws that authorize the use, distribution, possession or cultivation of medical cannabis.”

On December 20, 2018, then President Donald J. Trump signed into law the Agriculture Improvement Act of 2018, otherwise known as the “Farm Bill”. Prior to its passage, hemp, a member of the cannabis family, was classified as a Schedule 1 controlled substance, and was illegal under the federal CSA.

With the passage of the Farm Bill, hemp cultivation is now broadly permitted. The Farm Bill explicitly allows the transfer of hemp-derived products across state lines for commercial or other purposes. It also puts no restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law.

Under Section 10113 of the Farm Bill, hemp cannot contain more than 0.3 percent THC. THC refers to the chemical compound found in cannabis that produces the psychoactive “high” associated with cannabis. Any cannabis plant that contains more than 0.3 percent THC would be considered non-hemp cannabis—or marijuana—under the CSA and would not be legally protected under this new legislation and would be treated as an illegal Schedule 1 drug.

Additionally, there will be significant, shared state-federal regulatory power over hemp cultivation and production. Under Section 10113 of the Farm Bill, state departments of agriculture must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of the United States Department of Agriculture (hereafter referred to as the “USDA”). A state’s plan to license and regulate hemp can only commence once the Secretary of USDA approves that state’s plan. In states opting not to devise a hemp regulatory program, USDA will construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally run program. This system of shared regulatory programming is similar to options states had in other policy areas such as health insurance marketplaces under Affordable Care Act, or workplace safety plans under Occupational Health and Safety Act—both of which had federally-run systems for states opting not to set up their own systems.

The Farm Bill outlines actions that are considered violations of federal hemp law (including such activities as cultivating without a license or producing cannabis with more than 0.3 percent THC). The Farm Bill details possible punishments for such violations, pathways for violators to become compliant, and even which activities qualify as felonies under the law, such as repeated offenses.

One of the goals of the previous 2014 Farm Bill was to generate and protect research into hemp. The 2018 Farm Bill continues this effort. Section 7605 re-extends the protections for hemp research and the conditions under which such research can and should be conducted. Further, section 7501 of the Farm Bill extends hemp research by including hemp under the Critical Agricultural Materials Act. This provision recognizes the importance, diversity, and opportunity of the plant and the products that can be derived from it, but also recognizes that there is a still a lot to learn about hemp and its products from commercial and market perspectives.

On November 1, 2019, Colorado Bill HB-19-1090, was passed and made effective. This law allows publicly traded corporations to apply for and qualify for the ownership of Colorado cannabis licenses. Other states that have legalized cannabis for recreational and/or medicinal use restrict public companies from owning interests in state cannabis licenses altogether, or have enacted regulations which make it difficult for corporations to comply with application requirements, including all shareholders submitting to and passing background checks.

We at times that seem prudent seek to acquire minority equity ownership in development stage businesses that our cannabis licensee applicants intend to operate, where not precluded by state laws. In exchange for a reduced fee for consulting services, we negotiate for minority equity positions in applicant corporations, or minority interests in applicant limited liability companies, with the contingent expectations that if a license is awarded, and the licensee obtains funding and commences operations, the Company may share in those profits and losses.

Consulting Services

We offer consulting services for companies associated with the cannabis and hemp industries in all stages of development. Our consulting service offerings include the following:

•	Cannabis and Hemp Real Estate and Business Planning. Our commercial cannabis and hemp business planning services are structured to help those pursuing state based operational licensing to create and implement effective, long-range business plans. We work with our clients to generate a comprehensive strategy based on market need and growth opportunities, and be a partner through site selection, site design, the development of best operating practices, the facility build-out process, and the deployment of products. We understand the challenges and complexities of the regulated commercial cannabis and hemp markets and we have the expertise that we believe can help client businesses thrive.

•	Cannabis and Hemp Business License Applications. We believe that our team has the experience necessary to help clients obtain approval for their state license and ensure their company remains compliant as it grows. We have crafted successful, merit-based medical marijuana business license applications in multiple states for our clients, and we understand the community outreach and coordination of services necessary to win approval. As part of the process for crafting applications, we collaborate with clients to develop business protocols, safety standards, a security plan, and a staff training program. Depending on the nature of our clients’ businesses and needs, we can work with our clients to draft detailed cultivation plans, create educational materials for patients, or design and develop products that comply with legal state guidelines.

•	Cultivation Build-out Oversight Services. We offer cultivation build-out consulting as part of our Cannabis and Hemp Business Planning service offerings. We help clients seek to ensure their project timeline is being met, facilities are being designed with compliance and the regulated cannabis industry in mind, and that facilities are built to the highest of quality standards for cannabis and hemp production and/or distribution. We believe that this enables a seamless transition from construction to cultivation, ensuring that client success is optimized and unencumbered by mismanaged construction projects.

•	Cannabis and Hemp Business Growth Strategies. Our team shares its collective knowledge and resources with our clients to create competitive, forward-looking cannabis and hemp business growth strategies formulated to minimize risk and maximize potential. We customize individual plans for the unique nature of our client businesses, their market and big-picture goals, supported with a detailed analysis and a thorough command of workflow best practices, product strategies, sustainability opportunities governed by a core understanding or regulatory barriers and/or opportunities.

Real Estate and Construction Operations

The Company holds equity interest in real property in Pueblo, Colorado which is approved for a cultivation operation for Hemp once we have completed a settlement agreement and payment for water and mineral rights.

Agritek Holdings intends to build on its existing relationships by developing operating plans and providing oversight, strategy and management of the business units’ growth and integration. Further, Agritek Holdings plans to continue expanding its reach by building new partnerships with vertical market partners and end-user products companies as well as exploring opportunities with successful cultivators and processors. Through its expansion efforts, Agritek Holdings intends to utilize online sales and marketing platforms, participate in relevant trade shows and develop various advertising materials to communicate its multiple licensed brands including “RehabRx”, “MD Vapes” “California Premiums”, “Hemp Pops” and additional CBD products.

We believe that Agritek Holdings is also well-positioned to participate in the large and growing legal cannabis market for enhanced downstream cannabis products and new products with various consumer and medical applications.

Agritek Holdings focuses on the growth of its business units and expanding their reach to end-users and partners. Although the business units are primarily responsible for developing and operating their respective businesses, the Company is available to provide functional expertise, financing, oversight and a framework of disciplined planning to the operations of the business units when needed.

Agritek Holdings’ short-term objective is to create a sustainable business in the key states of California, Colorado as well as in Canada and Puerto Rico by integrating its holdings to create synergies and true end-to-end solutions geared to the needs of patients and consumers. Agritek Holdings has positioned itself for commercial growth by focusing its expanded resource base on finding and partnering with the best and most innovative companies, projects, assets and overall business frameworks in the legal cannabis sector in the aforementioned jurisdictions.

To achieve its objectives, the Company seeks to continue making specific and deliberate investments, including acquisitions, to:

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

Services and Markets

To date, we have invested and been successful in receiving approval for licenses on behalf of multiple manufacturing and cultivation service contracts in areas which include the state of Colorado, California and the territory of Puerto Rico.

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

Finance and Real Estate

Real Estate Leasing

Our real estate leasing business primarily includes the acquisition and leasing of manufacturing and cultivation space and related facilities to licensed marijuana growers and dispensary owners for their operations. Management anticipates that these facilities will range in size from 5,000 to 50,000 square feet. These facilities will only be leased to tenants that possess the requisite state licenses to operate cultivation facilities. The leases with the tenants will provide certain requirements that permit us to continually evaluate our tenants’ compliance with applicable laws and regulations.

As of the date of this report, we have a prior investment interest in one cultivation property that is located in a suburb of Pueblo, Colorado (the “Pueblo West Property”). The property consists of approximately eighty (80) acres of land. The property is currently zoned for cultivating cannabis and we are currently evaluating strategic options for this property.

Canada

We maintain a management contract with a “420” style proposed bed and breakfast property located in Quebec, Canada. Agritek Holdings is entitled to all rental revenue from vacation stays and sale of hemp based products generated from the property.

Competitive Strengths

We believe we possess certain competitive strengths and advantages in the industries which we operate:

Range of Services. We are able to leverage our breadth of services and resources to deliver a comprehensive, integrated solution to companies in the cannabis industry – from operational and compliance consulting to security and marketing to financing needs.

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

Sales and Marketing

We sell our services and products throughout the United States in states that have implemented regulated cannabis programs as well as Canada. We intend to expand our offerings as more new countries, states and jurisdictions as they adopt state-regulated or Federal programs.

Intellectual Property

On November 17, 2016, we filed with the United States Patent and Trademark Office (“USPTO”) a federal trademark registration for “Hemp Pops” in the category of Staple Food Products. We also have pending trademark applications pending to protect our branding and logos. These pending applications included trademarks for Rehab Rx (stylized and/or with design logo).

Competition

Our competitors include professional services firms dedicated to the regulated cannabis and hemp industries, as well as suppliers of equipment and supplies commonly utilized in the cultivation, processing, or retail sale of cannabis and hemp. We compete in markets where cannabis and hemp has been legalized and regulated, which includes various states within the United States, it’s territories and Canada. We expect that the quantity and composition of our competitive environment will continue to evolve as the cannabis and hemp industries mature. Additionally, increased competition is possible to the extent that new states and geographies enter the marketplace as a result of continued enactment of regulatory and legislative changes that de-criminalize and regulate cannabis and hemp products. We believe that by being well established in the industry, our experience and success to date, and our continued expansion of service and product offerings in new and existing locations, are factors that mitigate the risk associated with operating in a developing competitive environment. Additionally, the contemporaneous growth of the industry as a whole will result in new customers entering the marketplace, thereby further mitigating the impact of competition on our operations and results.

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

We intend to conduct rigorous due diligence to verify the legality of all activities that we engage in. We realize that there is a discrepancy between the laws in some states, which permit the distribution and sale of medical and recreational cannabis, from federal law that prohibits any such activities. The CSA makes it illegal under federal law to manufacture, distribute, or dispense cannabis. Many states impose and enforce similar prohibitions. Notwithstanding the federal ban, as of the date of this filing, thirty-four (34) states and the District of Columbia have legalized certain cannabis-related activity.

Moreover, since the use of cannabis is illegal under federal law, we may have difficulty acquiring or maintaining bank accounts and insurance and our stockholders may find it difficult to deposit their stock with brokerage firms.

Employees

As of December 31, 2019, we have 2 full-time employees, all of whom are U.S based, primarily in Florida at our headquarters. None of our U.S employees are represented by a labor union.

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

ITEM 1A – RISK FACTORS

You should carefully consider the risks described below, as well as other information provided to you in this document, including information in the section of this document entitled “Cautionary Note Concerning Forward-Looking Statements.” The risks and uncertainties described below are not the only ones facing the Company. If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected.

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

We have a limited operating history upon which investors may base an evaluation of our potential future performance. In particular, we have not proven that we can produce or sell our hemp products, or cannabis products in a manner that enables us to be profitable and meet customer requirements, enhance our produce and herb products, obtain the necessary permits and/or achieve certain milestones to develop our manufacturing and cultivation businesses, enhance our line of cannabis products, including MD Vapes, Hemp Pops, Rehab Rx and California Premiums under license, develop and maintain relationships with key manufacturers and strategic partners to extract value from our intellectual property, raise sufficient capital in the public and/or private markets, or respond effectively to competitive pressures. As a result, there can be no assurance that we will be able to develop or maintain consistent revenue sources, or that our operations will be profitable and/or generate positive cash flow.

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

We have incurred significant losses in prior periods. For the year ended December 31, 2019, we incurred a net loss of $8,045,888 and, as of that date, we had an accumulated deficit of $35,036,243. For the year ended December 31, 2018, we incurred a net loss of $1,412,278 and, as of that date, we had an accumulated deficit of $26,990,355. Any losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.

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

The current outbreak of the coronavirus may have a negative effect on our ability to conduct our business and operations and may also cause an overall decline in the economy as a whole and could materially harm our Company.

If the current outbreak of the coronavirus continues to grow, the effects of such a widespread infectious disease and epidemic may inhibit our ability to conduct our business and operations and could materially harm our Company. The coronavirus may cause us to have to reduce operations as a result of various lock-down procedures enacted by the local, state or federal government, which could restrict our ability to conduct our business operations. The coronavirus may also cause a decrease in spending in our industry, as a result of the economic turmoil resulting from the spread of the coronavirus and thereby having a negative effect on our ability to generate revenue from operations. The continued coronavirus outbreak may also restrict our ability to raise funding when needed and may also cause an overall decline in the economy as a whole. The specific and actual effects of the spread of coronavirus are difficult to assess at this time as the actual effects will depend on many factors beyond the control and knowledge of the Company. However, the spread of the coronavirus, if it continues, may cause an overall decline in the economy as a whole and also may materially harm our Company.

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

Our future success largely depends upon the continued services of our executive officer. If our executive officer is unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. If our executive officer joins a competitor or forms a competing company, we may lose some or all of our customers. Finally, we do not maintain “key person” life insurance on any of our executive officers. Because of these factors, the loss of the services of any of these key persons could adversely affect our business, financial condition, and results of operations, and thereby an investment in our stock.

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

Currently, there are thirty-four (34) states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical and adult uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such potential amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be producing, cultivating, or dispensing marijuana in violation of federal law. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain.

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

Currently, there are thirty-four (34) states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. Because we plan to cultivate, produce, sell and distribute cannabis products, we have risk that we will be deemed to facilitate the selling or distribution of medical marijuana in violation of federal law. Finally, we could be found in violation of the CSA in connection with the sale of Agritek products. This would cause a direct and adverse effect on our subsidiaries’ businesses, or intended businesses, and on our revenue and prospective profits.

Variations in state and local regulation, and enforcement in states that have legalized cannabis, may restrict cannabis-related activities, which may negatively impact our revenues and prospective profits.

Individual state laws do not always conform to the federal standard or to other states' laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. As of the date of this filing, thirty-four (34) states and the District of Columbia have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized, or created medical marijuana exemptions. For example, certain states have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.

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

We may not be able to successfully execute on our merger and acquisition strategy.

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

Our participation in the medical and adult use marijuana industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against us. Litigation, complaints, and enforcement actions could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our sales, revenue, profitability, and growth prospects. We have not been, and are not currently, subject to any material litigation, complaint, or enforcement action regarding marijuana (or otherwise) brought by any federal, state, or local governmental authority.

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

Federal income tax reform could have unforeseen effects on our financial condition and results of operations.

The Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017, and contains many changes to U.S. federal tax laws. The Tax Act requires complex computations that were not previously provided for under U.S. tax law and significantly revised the U.S. tax code by, among other changes, lowering the corporate income tax rate from 35% to 21%, requiring a one-time transition tax on accumulated foreign earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. At December 31, 2019, the Company has completed its accounting for the tax effects of the 2017 Tax Act. However, additional guidance may be issued by the Internal Revenue Service, or IRS, the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations or financial conditions.

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

California’s Phase-In of Laboratory Testing Requirements could impact the availability of the products sold in dispensaries.

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

Risks Related to an Investment in Our Securities

The Company is currently delinquent in its Reporting Obligations with the SEC and accordingly the Company currently has a “Pink No Information” Stop Sign Symbol on OTC Markets.

Our common stock is quoted on the OTC Pink No Information Tier of OTC Markets under the symbol, “AGTK.” We are currently labeled as “Delinquent SEC Reporting” and have a red stop sign next to our name on OTC Markets because the Company has not filed all of its required periodic reports since we filed our Quarterly Report for the Quarter ended September 30, 2019, which was filed with the SEC on November 25, 2019. We plan to make up all of our required periodic reports and become current with our reporting obligations with the SEC so that our profile on OTC Markets can be updated accordingly to reflect Current Information and remove the stop sign as well as the “Delinquent SEC Reporting” label. However there can be no assurance that we’ll be able to accomplish the foregoing as planned or at all.

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

Our Articles of Incorporation authorize the issuance of up to 1,499,000,000 shares of Common Stock, par value $0.0001 and 1,000,000 shares of preferred stock, with a par value of $0.01 per share. As of March 2, 2021, we had 63,864,989 shares of Common Stock and 1,000 shares of Series B Preferred Stock outstanding; however, we may issue additional shares of Common Stock or preferred stock in the future in connection with a financing or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of Common Stock or securities convertible into our Common Stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of Common Stock being issued or a reduction in the purchase price for any such shares or both. Any issuance of additional shares of our Common Stock, or equity securities convertible into our Common Stock, including but not limited to, preferred stock, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our Common Stock, and may negatively impact the market price of our Common Stock.

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

We incurred a net loss of $8,045,888 and $1,412,278 for the years ending December 31, 2019, and 2018, respectively. Because of our continued operating losses, negative cash flows from operations and working capital deficit, in their report on our financial statements for the year ended December 31, 2019, our independent auditors included an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. We will continue to experience net operating losses in the foreseeable future. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loan from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Federal regulation and enforcement may adversely affect the implementation of medical marijuana laws and regulations may negatively impact our revenues and profits.

Currently, there are thirty-four (34) states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the Controlled Substances Act (the “CSA”), the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited. Until Congress amends the CSA with respect to medical marijuana, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be facilitating the selling or distribution of drug paraphernalia in violation of federal law. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the Company. The risk of strict enforcement of the CSA in light of congressional activity, judicial holdings and stated federal policy remains uncertain.

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

We outsource all of our data center facility management to third parties who host the actual servers and provide power and security in multiple data centers in each geographic location. These third-party facilities require uninterrupted access to the Internet. If the operation of our servers is interrupted for any reason, including natural disaster, financial insolvency of a third-party provider, or malicious electronic intrusion into the data center, our business would be significantly damaged. If either a third-party facility failed, or our ability to access the Internet was interfered with because of the failure of Internet equipment in general or we become subject to malicious attacks of computer intruders, our business and operating results will be materially adversely affected.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the fourth quarter of fiscal year 2019, management identified material weaknesses in our internal control over financial reporting as discussed in Item 9A of this Annual Report on Form 10-K. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework. We are planning to engage in developing a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and shareholder litigation.

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

B. Michael Friedman, our current Interim CEO and sole director, holds Series B Preferred Stock which will provide him continuing voting control over the Company and, as a result, he will exercise significant control over corporate decisions.

B. Michael Friedman, our Interim Chief Executive Officer and sole Director owns 100% of Class B Preferred Stock (the “Series B Preferred Stock”). Pursuant to the Certificate of Designation, the Series B Preferred Stock has the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future. The Series B Preferred Stock has a right to vote on all matters presented or submitted to the Company’s stockholders for approval in pari passu with the common stockholders, and not as a separate class. The holders of Series B Preferred Stock have the right to cast votes for each share of Series B Preferred Stock held of record on all matters submitted to a vote of common stockholders, including the election of directors. There is no right to cumulative voting in the election of directors. The holders of Series B Preferred Stock vote together with all other classes and series of common stock of the Company as a single class on all actions to be taken by the common stockholders except to the extent that voting as a separate class or series is required by law.

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

As a public company, we continue to incur substantial expenses.

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

Because of the size of our Company and its status as a “penny stock” as well as the current economy and difficulties in companies our size finding adequate sources of funding, we have been forced to raise capital through the issuance of convertible notes and other debt instruments. These debt instruments carry favorable conversion terms to their holders of up to 42% discounts to the market price of our common stock on conversion and in some cases provide for the immediate sale of our securities into the open market. Accordingly, this has caused dilution to our stockholders in 2019 and may for the foreseeable future. As of December 31, 2019, we had approximately $1,761,249 in convertible debt and potential convertible debt outstanding. This convertible debt balance as well as additional convertible debt we incur in the future will cause substantial dilution to our stockholders.

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

Our future portfolio consists of properties geographically concentrated in Colorado and Canada. As such, we are susceptible to local economic conditions, other regulations, the supply of and demand for commercial rental properties and natural disasters in these areas. If there is a downturn in the economy, an oversupply of or decrease in demand for commercial rental properties in these markets or natural disasters in these geographical areas, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more geographically diversified.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Owned Real Estate

The Company holds investment interest in approximately 80 acres real property located in Pueblo County, Colorado. The Company acquired the property for the purpose of making it suitable for use in the legal commercial cannabis industry.

Office Space

Our corporate offices are located at 777 Brickell Avenue Suite 500, Miami, FL 33131. We can be reached by phone at 1 (305) 721-2727 and by email at info@Agritekholdings.com. The monthly payment for the use of this shared office space, as needed, is $150 per month.

In January 2017, the Company signed a five (5) year lease, beginning February 1, 2017, for approximately 6,000 square feet of office space, comprised of two floors, in San Juan, Puerto Rico. Pursuant to the lease, the Company agreed to pay $3,000 per month for the third floor of the building for the first year of the lease. The rent increases 3% per year on February beginning in 2018 and an additional 3% per year on each successive February 1, during the term of the lease. The landlord agreed that the month of February 2017, the rent was $1,500. The rent for second floor of the building was set at $2,000 per month during the term of the lease and the Company did not have any rent payments for the first three months of the lease (February 2017 through April 2017). As of December 31, 2019, the Company has a balance of $24,916 in deferred rent pursuant to this lease which is included in the consolidated balance sheet. The leases for the second and third floor were cancelled in September 2017 as a result of Hurricane Irma.

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

On July 11, 2014, the Company signed a ten-year lease agreement for an additional 40 acres in Pueblo, Colorado. The lease required monthly rent payments of $10,000 during the first year and is subject to a 2% annual increase over the life of the lease. The lease also provides rights to 50 acres of certain tenant water rights for $50,000 annually plus cost of approximately $2,400 annually. The Company paid the $50,000 in July 2014, and has not used the property and any water and has not paid for any water rights after September 30, 2015. The Company is currently in default of the lease agreement, as rents have not been paid since February 2015.

On October 5, 2017, the Company agreed to lease from Mr. Friedman, our current Interim CEO, a "420 Style" resort and estate property approximately one hour outside of Quebec City, Canada. The fifteen-acre estate consists of nine (9) unique guest suites, horse stables, and is within walking distance to a public golf course. A separate structure will serve as a small grow facility run by employees and caretakers on the property which may be toured by guests of the facility. Pursuant to the agreement, the Company agreed to pay $8,000 per month in exchange for the Company being entitled to all rents and income generated from the property. For the year ended December 31, 2019, the Company paid and recorded $96,000 of rent expense, included in leased property expense, related party in the consolidated statements of operations, included elsewhere in this report. The Company will be responsible for all costs of the property, including, but not limited to, renovations, repairs and maintenance, insurance and utilities. For the year ended December 31, 2019, the Company has incurred no renovation expense.

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

March 21, 2017, the DCCC agreed to Set Aside the Entry of Default against the Defendants. Mr. Rodriguez resigned in June 2013. On April 12, 2018, an Arbitrator issued a final award to Rodriguez in the amount of $399,291. The Company and the Company’s counsel believe the Arbitrator denied a number of detailed objections to the award, which cited clear mistakes as to Nevada law and to the facts. The Company recorded a loss on legal matter, included in other expenses for the year ended December 31, 2017. On May 3, 2018, the Arbitrator issued an amended final award of $631,537, inclusive of interest and legal fees. In December 2018, the plaintiff and defendants entered into a Settlement Agreement and Release whereby both parties agreed on $400,000 settlement of which $35,000 was to be paid by Barry Hollander and $365,000 was to be paid by the Company. As of the date of this filing, all amounts due to Mr. Rodriquez under the confidential settlement have been paid. A Satisfaction of Judgement was filed with the DCCC on or about May 9, 2019. As of December 31, 2019, the Company had satisfied all its obligation under the settlement agreement and was released from any further liability with regarding this matter.

On May 6, 2016, the Company, B. Michael Freidman and Barry Hollander (former CFO) were named as defendants in a Summons/Complaint filed by Justin Braune (the “Plaintiff”) in Palm Beach County Civil Court, Florida (the “PBCCC”). The complaint alleges that Mr. Braune was entitled to shares of common stock of the Company. On December 5, 2016, the PBCCC set aside a court default that had been previously issued. The defendants have answered the complaint, including the defenses that Mr. Braune advised the Company’s transfer agent and the Company in his letter of resignation dated November 4, 2015, clearly stating that he had relinquished all shares of common stock. The Company has filed a counterclaim suit against the Plaintiff, as well as sanctions against the Plaintiff and their counsel. On or about February 20, 2020, the PBCCC filed a motion to dismiss the case for lack of prosecution.  Since this time, and to date the Plaintiff has taken no further action regarding this claim as known by the Company and defendants have received no further correspondence.

On March 11, 2020, Power Up Lending Group, LTD. commenced an action against the Company and B. Michael Friedman in the Supreme Court of the State of New York, County of Nassau under Index No. 603834/2020 (the “Action”), On March 18, 2020, the Company entered into a Settlement Agreement with Power Up Lending Group, LTD. and Oasis Capital LLC, pursuant to which the Company settled the Action in the aggregate amount of $599,233.74. The settlement provided that $300,000 of this amount was to be assigned to a third-party lender and the remaining balance of $299,233.74 is to be paid in installments; (i) $100,000 to be paid on or before March 19, 2020 and; (ii) five equal monthly installments of $33,333.33 to be paid on or before the 19th day of each successive months thereafter commencing April through August 2020 and the last installment of the same amount to be paid on or before September 19, 2020. All payments under the Settlement Agreement have been made.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded in the over-the-counter market, and quoted on the OTC Markets Group Inc. Pink Sheets under the symbol “AGTK.” Our common stock is quoted on the OTC Pink No Information Tier of OTC Markets under the symbol, “AGTK.” We are currently labeled as “Delinquent SEC Reporting” and have a red stop sign next to our name on OTC Markets because the Company has not filed all of its required periodic reports since we filed our Quarterly Report for the Quarter ended September 30, 2019, which was filed with the SEC on November 25, 2019. We plan to make up all of our required periodic reports and become current with our reporting obligations with the SEC so that our profile on OTC Markets can be updated accordingly to reflect Current Information and remove the stop sign as well as the “Delinquent SEC Reporting” label. However there can be no assurance that we’ll be able to accomplish the foregoing as planned or at all.

The following table sets forth for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions. On February 25, 2021, the closing price of our common stock on the OTC Pink was $0.0310 per share.

Period	High	Low
Fiscal Year Ended December 31, 2019
Fiscal Quarter Ended - March 31, 2019	$1.54	$0.40
Fiscal Quarter Ended - June 30, 2019	$0.43	$0.23
Fiscal Quarter Ended - September 30, 2019	$0.30	$0.15
Fiscal Quarter Ended - December 31, 2019	$0.26	$0.04

Fiscal Year Ended December 31, 2018
Fiscal Quarter Ended - March 31, 2018	$10.90	$3.00
Fiscal Quarter Ended - June 30, 2018	$4.76	$2.40
Fiscal Quarter Ended - September 30, 2018	$2.84	$1.72
Fiscal Quarter Ended - December 31, 2018	$2.54	$0.338

Holders of Common Stock

As of March 2, 2021, there were approximately 257 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

The Company did not declare any cash dividends for the years ended December 31, 2019, and 2018. Our Board of Directors does not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Recent Sales of Unregistered Equity Securities

Except for provided below, all unregistered sales of our securities during the quarter ended December 31, 2019, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

1.	During the three months ended December 31, 2019, the Company issued 834,409 shares of our common stock to a lender, upon the conversion of principal note balance of $23,018.

2.	During the three months ended December 31, 2019, the Company issued 771,758 shares of our common stock to a second lender, upon the conversion of principal note balance of $57,000.

Subsequent to December 31, 2019:

•	The Company issued 2,000,000 shares of common stock to a consultant in exchange for legal services pursuant to a consulting agreement with fair value of $32,000 or $0.016 per share.

•	The Company issued and aggregate of 20,000,000 shares of common stock to an executive and a related party as stock-based compensation with fair value of $320,000 or $0.016 per share.

•	An executive returned 7,000,000 shares of common stock to the Company, at par value and was cancelled upon return.

•	Certain lenders converted an aggregate of $295,570 of outstanding principal of convertible notes into 24,091,885 shares of common stock.

•	The Company issued an aggregate of 2,883,686 shares of common to a lender stock upon cashless exercise of 2,931,819 stock warrants under the May 2018 Warrants.

The shares of common stock, notes and warrants referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”).

Securities Authorized for Issuance under Equity Compensation Plans

None.

Repurchases of Equity Securities by our Company and Affiliated Purchasers

None.

Transfer Agent

The transfer agent and registrar for our common stock is West Coast Stock Transfer, Inc. The transfer agent’s telephone number is 619-664-4780.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Agritek Holdings Inc. (“the Company” or “Agritek Holdings”) has wholly-owned subsidiaries, Prohibition Products Inc. (“PPI”) and Agritek Venture Holdings, Inc. (“AVHI”) which are inactive. Agritek Holdings provides strategic capital and functional expertise to accelerate the commercialization of its diversified portfolio of holdings. The Company is focused on three high-value segments of the cannabis market, including real estate investment, intellectual property brands; and infrastructure, with operations in three U.S. States, Colorado, Florida, California as well as Canada. Agritek Holdings invests its capital via real estate holdings, licensing agreements, royalties and equity in acquisition operations.

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

As of December 31, 2019, no shares of common stock have been issued under the Equity Purchase Agreement.

Financial Highlights

For the year ended December 31, 2019, we utilized $1,448,001 to fund our operations, compared to $1,260,492 for year ended December 31, 2018. For the year ended December 31, 2019, we received net cash of $1,557,364 from financing activities. As a result, our net cash position increased by $54,848 during the year ended December 31, 2019.

Operating expenses for the year ended December 31, 2019 were $5,827,747, compared to $1,297,054 for the year ended December 31, 2018, an increase of $4,530,693, or 349%. The increase was primarily attributable to stock-based compensation expense of $5,081,166 in connection with common stock issued to an employee and consultants for services in 2019.

For the year ended December 31, 2019 we had net loss of $8,045,888 or $(0.57) per share, as compared to $1,412,278, or $(0.34) per share for the year ended December 31, 2018.

Results of Operations

The following table summarizes the results of operations for the years ending December 31, 2019 and 2018 and is based primarily on the comparative audited financial statements, footnotes and related information for the periods identified and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this annual report.

	Year Ended December 31,
	2019	2018
Loss from operations	$(5,827,747)	$(1,354,883)
Other expense, net	(2,218,141)	(57,395)
Net loss	(8,045,888)	(1,412,278)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	—	(33,159)
Comprehensive (loss) gain	$(8,045,888)	$(1,445,437)

Revenues:

Revenues for the years ended December 31, 2019, and 2018 were nil and $3,339, respectively. Revenues for the year ended December 31, 2018 were comprised of sales of product.

Cost of Revenue:

For the years ended December 31, 2019 and 2018, the cost of revenue were $0 and $61,168, respectively. The cost of revenue for the year ended December 31, 2018 was comprised of product cost of $8,072, write off obsolete inventory of $23,096 and an allocation of $30,000, or twenty percent (20%) of Mr. Friedman’s management fees.

Operating Expenses:

For the year ended December 31, 2019, operating expenses amounted to $5,827,747 as compared to $1,297,054 for the year ended December 31, 2018, an increase of $4,530,693, or 349%. For the years ended December 31, 2019 and 2018, operating expenses consisted of the following:

	Year Ended December 31,
	2019	2018
Professional fees	$415,206	$383,664
Compensation expense	5,123,623	208,365
General and administrative expenses	288,918	705,025
Total	$5,827,747	$1,297,054

Professional fees:

For the year ended December 31, 2019, professional fees increased by $31,542 or 8%, as compared to the year ended December 31, 2018. The increase was primarily attributable to an increase consulting fee and accounting services of $61,967 offset by a decrease in investor relations expense of $20,416.

Compensation expense:

For the year ended December 31, 2019, compensation expense increased by $4,915,258 or 2,359%, as compared to the year ended December 31, 2018. The increase was primarily attributable to stock-based compensation expense of $5,081,166 in connection with common stock issued to an employee and consultants for services in 2019.

General and administrative expenses:

For the year ended December 31, 2019, general and administrative expenses decreased by $416,107 or 59%, as compared to the year ended December 31, 2018. The decrease was primarily attributable to decreased overhead expenses in 2019 due to reduced activities compared to 2018.

Loss from Operations:

For the year ended December 31, 2019, loss from operations amounted to $5,827,747 as compared to $1,354,883 for the year ended December 31, 2018, an increase of $4,472,864, or 330%. The increase was primarily due to changes in discussed above.

Other Expense:

For the year ended December 31, 2019, total other expense amounted to $2,218,141 as compared to $57,395 for the year ended December 31, 2018, an increase of $2,160,746, or 4,296%. The increase was primarily due to an increase in interest expense of $99,991, increase in loss on debt extinguishment of $14,112, increase in impairment loss of $405,803 and decrease on gain on derivative liability of $1,693,260 offset by gain on litigation settlement of $59,242.

Net Loss

For the year ended December 31, 2019, net loss amounted to $8,045,888, or $0.57 per share (basic), compared to a net loss of $1,412,278, or $0.34 per share (basic), for the year ended December 31, 2018, a change of $6,633,610, or 491%. The increase was primarily due to changes in discussed above.

Comprehensive Loss:

As a result of the change in the fair value of our marketable securities, we had $0 gains or losses for the year ended December 31, 2019, compared to a (loss) of $(33,159) for year ended December 31, 2018.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $5,355,872 and $131,864 of cash as of December 31, 2019 and working capital deficit of $3,404,005 and $77,016 of cash as of December 31, 2018.

			Year Ended December 31, 2019
	December 31, 2019	December 31, 2018	Change	Percentage Change
Working capital deficit:
Total current assets	$230,614	$115,709	$114,905	99%
Total current liabilities	(5,586,486)	(3,519,714)	(2,066,772)	59%
Working capital deficit:	$(5,355,872)	$(3,404,005)	$(1,951,867)	57%

The increase in working capital deficit was primarily attributable to increase in current liabilities of $2,066,772, including a decrease in derivative liabilities of $140,551.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Year Ended December 31,
	2019	2018
Cash used in operating activities	$(1,448,001)	$(1,260,492)
Cash used in investing activities	(54,515)	(109,323)
Cash provided by financing activities	1,557,364	1,141,942
Net increase (decrease) in cash	$54,848	$(227,873)

Net Cash Used in Operating Activities:

Net cash flow used in operating activities was $1,448,001 for the year ended December 31, 2019 as compared to $1,260,492 for the year ended December 31, 2018, an increase of $187,509 or 15%.

•	Net cash flow used in operating activities for the year ended December 31, 2019 primarily reflected our net loss of $8,045,888 adjusted for the add-back on non-cash items such as depreciation of $46,336, gain from change of fair value of derivative liability of $1,187,653, stock-based compensation expense of $5,081,166, amortization of debt discount and debt issuance cost of $1,446,119, non-cash default penalty interest of $1,163,135, realized loss on marketable securities of $7,822, loss on debt extinguishment of $72,871, gain on legal settlement of $35,000, impairment loss of $535,803 and changes in operating asset and liabilities consisting primarily of a decrease in prepaid expenses and other current assets of $311,110, a decrease in accounts payable and other liabilities of $125,569 and an increase in other receivable of $96,033.

•	Net cash flow used in operating activities for the year ended December 31, 2018 primarily reflected our net loss of $1,412,278 adjusted for the add-back on non-cash items such as depreciation of $38,104, gain from change of fair value of derivative liability of $2,407,751, stock-based compensation expense of $120,450, amortization of debt discount and debt issuance cost of $2,516,937, loss on debt extinguishment of $58,759, loss on legal settlement of $24,242, impairment loss of $115,000 and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses and other current assets of $41,510, an increase in accounts payable and other liabilities of $126,852 and an increase in due to/from related party of $6,432.

Net Cash Used in Investing Activities:

Net cash used in investing activities was $54,515 for the year ended December 31, 2019 as compared to $109,323 for the year ended December 31, 2018, a decrease of $54,808, or 50%.

•	During the year ended December 31, 2019, we purchased $34,515 of fixed assets and note receivable of $20,000.

•	During the year ended December 31, 2019, we purchased $34,323 of fixed assets and note receivable of $75,000.

Cash Provided by Financing Activities:

Net cash provided by financing activities was $1,557,364 for the year ended December 31, 2019 as compared to $1,141,942 for the year ended December 31, 2018, an increase of $415,422 or 36%.

•	Net cash provided by financing activities for the year ended December 31, 2019 consisted of $1,394,500 of net proceeds from convertible debt, net of debt issuance costs and proceeds from related party convertible note of $175,000 and proceeds from sale of common stock of $15,000 offset by related party convertible note repayment of $27,136.

•	Net cash provided by financing activities for the year ended December 31, 2018 consisted of $925,000 of net proceeds from convertible debt, net of debt issuance costs, proceeds from sale of common stock of $425,000 offset by convertible note repayment of $178,058 and non-convertible note repayment of $30,000.

Cash Requirements

Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for more than 12 months from the date of this report. Accordingly, we will have to raise additional capital in the near future to meet our working capital requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had net loss of $8,045,888 and $1,412,278 for the years ended December 31, 2019 and 2018, respectively. The net cash used in operations were $1,448,001 and $1,260,492 for the years ended December 31, 2019 and 2018, respectively. Additionally, the Company had an accumulated deficit of $35,036,243 and $26,990,355 at December 31, 2019 and December 31, 2018, respectively, had a working capital deficit of $5,355,872 at December 31, 2019, had no revenues from operations in 2019 and 2018, and we defaulted on our debt. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Although the Company has historically raised capital from issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Additional Purchaser Rights and Company Obligations

The Securities Purchase Agreements include additional purchaser rights and Company obligations including obligations on the Company to reimburse the Purchasers for legal fees and expenses, satisfy the current public information requirements under SEC Rule 144(c), obligations on the Company with respect to the use of proceeds from the sale of securities and Purchaser rights to participate in future Company financings. Reference should be made to the full text of the Securities Purchase Agreement.

Common Stock for Debt Conversion

During the year ended December 31, 2019, the Company issued an aggregate of 3,270,943 shares of its common stock upon the conversion of principal note balances of $398,719. These shares of common stock had an aggregate fair value $471,590 and the difference between the aggregate fair value and the aggregate converted amount of $398,719 resulted in a loss on debt extinguishment of $72,871.

During the year ended December 31, 2018, the Company issued an aggregate of 1,676,665 shares of its common stock upon the conversion of principal note balances and accrued interest of $947,501. These shares of common stock had an aggregate fair value $1,006,260 and the difference between the aggregate fair value and the aggregate converted amount of $947,501 resulted in a loss on debt extinguishment of $58,759.

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

Critical Accounting Policies

We have identified the following policies as critical to our business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the year ended December 31, 2019 and 2018 include the useful life of property and equipment, valuation of right-of-use (“ROU”) assets and operating lease liabilities, impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions and the valuation of derivative liabilities.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2019. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-25 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2019, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2019, our internal control over financial reporting was not effective.

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

(3)	a lack of operational controls and lack of controls over assets by the acquired subsidiaries.

(4)	We do not have written documentation of formal procedures for the identification and approval of related party transactions.

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

Limitations on Effectiveness of Controls

Our principal executive officer and principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report on internal control over financial reporting in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 9, 2020, the Company and Full Spectrum Bioscience, Inc., (“FSB”), a private corporation and a related party, incorporated in Colorado on December 11, 2018 (collectively as “Parties”), entered into a Share Exchange Agreement (the “Exchange Agreement”) to acquire 100% of controlling interest in FSB. On March 31, 2020, pursuant to the Exchange Agreement, the Company issued to 10,000,000 shares of its common stock to FSB in exchange for 1,500 shares of FSB common stock which constitutes all of FSB’s authorized and outstanding common stock held by a sole stockholder. At the time of the Exchange Agreement FSB was owned by the spouse of our Interim Chief Executive Officer.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this report.

Name	Age	Positions Held and Tenure
B. Michael Friedman	56	Interim Chief Executive Officer and Sole Director

Biographical information concerning the director and executive officer listed above is set forth below. The information presented includes information the individual has given us about all positions held and principal occupation and business experience for the past five years. In addition to the information presented below regarding the director’s specific experience, qualifications, attributes and skills that led our board to conclude that he should serve as a director.

B. Michael Friedman has a more than 30 years chronicle of success driving benchmark-setting growth and expansion for Globally Focused Fortune 100, Turnaround, and Start-Up Companies. He has proven himself as a results-proven, growth oriented, globally focused leader with respected success in multiple industries and markets. Mr. Friedman has a proven track record in delivering exceptionally high shareholder returns and profitability, driving vision, and achieving critical strategic goals. He has been a valued contributor to key strategic acquisitions and highly successful joint ventures. Mr. Friedman has been profiled on two occasions in Florida Business Journal as leading entrepreneur and CEO in business start-ups, was a Featured Speaker at Nasdaq Stock Exchange and a guest speaker on nationally syndicated financial radio programs. Mr. Friedman brings investment banking experience and knowledge of the public markets as a past employee of Bear Sterns and has achieved a business degree from a Florida State University. Mr. Friedman has served as the President and Director of First Level Capital, LLC from January 2015 until the present.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer or any associate of any such director or officer is a party adverse to our company or has a material interest adverse to our company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Upon information and belief, our former CEO did not file a Form 4 upon cancelling to Treasury 23,300,000 shares of common stock on May 18, 2018, the receipt of 25,000,000 shares of common stock issued on June 25, 2018, and the disposition of the same 25,000,000 shares of common stock on September 5, 2018. Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2019, the Company believes that all person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

We have not adopted a code of ethics because our board of directors believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics. Our board of directors intends to adopt a code of ethics when circumstances warrant.

Corporate Governance

Committees of the Board

We currently do not have nominating or compensation committees or committees performing similar functions nor do we have a written nominating or compensation committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors.

We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request to the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our Company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2019 and 2018 by:

•	each person who served as our CEO in 2019; and
•	each person who served as our CFO in 2019; and
•	each person who served as our President in 2019.

2019 Summary Compensation Table

Name & Principal Position	Year	Salary	Stock Awards (2)	Option Awards	All Other Compensation (3)	Total
B. Michael Friedman (1)	2018	$150,000	$22,950	$—	$142,900	$315,850

Suneil Mundie, Chief Executive Officer (1)	2019	$67,000	$1,360,000	$—	$—	$1,427,000

Scott Benson, Chief Executive Officer (1)	2019	$—	$1,900,000	$—	$—	$1,900,000

1.

Mr. Friedman resigned as a director of the Company effective December 10, 2018 and as CEO on December 11, 2018. Effective January 1, 2013, the Company agreed to an annual compensation of $150,000 for Mr. Friedman.

Effective December 11, 2018, the board of directors (the “Board”) appointed Suneil Mundie was, as Chief Executive Officer of the Company. Mr. Mundie entered into an employment agreement with the Company pursuant to which he shall receive an annual base salary of $90,000.

Effective September 19, 2019, Mr. Mundie resigned from his position as President and Chief Executive Officer of the Company and on the same day the board of directors (the “Board”) appointed Mr. Scott Benson, as Chief Executive Officer of the Company. Mr. Benson entered into an employment agreement with the Company pursuant to which he shall receive an annual base salary of $120,000.

2.

On June 25, 2018, the Company issued 8,500 shares to Mr. Friedman. The Company recorded an expense of $22,950 (based on the market price of the Company’s common stock of $2.70 per share) for 8,500 shares and is included in management fees in the consolidated statements of operations for the year ended December 31, 2018.

Represents 2,000,000 shares of common stock with grant date fair value of $1,360,000, issued to Mr. Mundie pursuant to his Separation Agreement and General Release dated September 27, 2019.

Represents 10,000,000 shares of common stock of which; (i) 5,000,000 shall vest on March 19, 2020 and; (ii) 5,000,000 shall vest on September 15, 2020, pursuant to his employment agreement dated September 19, 2019. These shares of common stock had a grant date fair value of $1900,000 recorded as deferred stock-based compensation and amortized over the vesting period. On January 23, 2020, Scott Benson resigned from his respective positions as Chief Executive Officer and sole Director for the Company. In addition, the 10,000,000 shares of common stock issuable pursuant to his employment agreement were forfeited upon Mr. Benson’s resignation.

3.	During the year ended December 31, 2018, the Company paid Mr. Friedman $96,000 for rent of the “420 Style” Canadian property and $46,900 to an investor relations firm that Mr. Friedman controls.

We do not presently have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our directors and officers.

Employment Agreements; Termination of Employment and Change of Control Arrangements

On January 23, 2020, the Company entered into an Employment Agreement (“Employment Agreement”) with B. Michael Friedman to serve as Chief Executive Officer and sole Board Director of the Company. Pursuant to the Agreement Mr. Friedman shall receive an annual base salary of $120,000 and was granted 10,000,000 shares of the Company’s common stock of which; (i) 5,000,000 shall vest on July 25, 2020 and; (ii) 5,000,000 shall vest on January 25, 2021. The Employment Agreement is terminable by Mr. Friedman or the Company at any time (for any reason or for no reason). In the event that Mr. Friedman’s employment is terminated within six months of commencing employment with the Company and such termination is not due to Mr. Friedman’s voluntary resignation (other than at the request of the Board or the majority shareholders of the Company), Mr. Friedman will be entitled to continued payment of his base salary for the remainder of such six-month period.

Outstanding Equity Awards at Fiscal Year-End

Other than the awards included in the Summary Compensation Table above, no executive officer received any equity awards during 2019, or holds exercisable or unexercisable options, as of December 31, 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock, Series A preferred stock and Series B Preferred Stock as of March 2, 2021, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director and each of our Named Executive Officers and (iii) all executive officers and directors as a group.

The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address of Beneficial Owner (1)	Common Stock Beneficial Ownership	Percent of Class (2)	Series A Preferred Beneficial Ownership(3)	Percent of Class(3)	Outstanding Series B Preferred Beneficial Ownership(4)	Percent of Class
Named Executive Officers and Directors:
B. Michael Friedman, Interim CEO and Director(5)(6)	20,051,634	31.40%			1,000	100%
All executive officers and directors as a group (1 person)	20,051,634	31.40%			1,000	100%

Other 5% Stockholders:
Full Spectrum Biosciences Inc.(5)	10,000,000	15.66%			—	—%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each person listed is in care of the Company at 777 Brickell Avenue Suite 500, Miami, Fl. 33131.
(2)	The number and percentage of shares beneficially owned are determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares of common stock that the individual has the right to acquire within 60 days of March 2, 2021, through the exercise of any stock option or other right. As of March 2, 2021, 63,864,989 shares of the Company’s common stock were outstanding.
(3)	On June 20, 2012, the Company cancelled the designation of 1,000,000 shares of Series A Preferred Stock (“Series A”), par value $0.01. There were no Series A issued and outstanding prior to the cancellation of the Series A designation.
(4)	There are currently 1,000 shares of Series B Preferred Shares issued and outstanding.
(5)	The Company owns 100% of the issued and outstanding common stock of Full Spectrum Biosciences Inc. and therefore, our Interim CEO and sole director, B. Michael Friedman has dispositive power and voting control of the shares of the Company’s common stock held by Full Spectrum Biosciences Inc.
(6)	B. Michael Friedman holds 10,051,634 shares of the Company’s common stock in his own name. The spouse of B. Michael Friedman holds 2,010,000 shares of the Company’s common stock over which Mr. Friedman has no dipositive or voting control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as disclosed below, since January 1, 2018, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our company;
(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
(iii)	Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons, and any person (other than a tenant or employee) sharing the household of any of the foregoing persons.

Advertising

The Company records advertising costs as incurred. For the years ended December 31, 2019, and 2018, advertising expense was $4,619 and $60,842 (including $46,900 related party expense), respectively.

Due (to) from Related Party

On October 5, 2017, the Company entered into a lease agreement with Mr. Friedman who is currently the Company’s Interim CEO and sole director. The Company leased a fifteen-acre “420 Style” resort and estate property near Quebec City, Canada. Pursuant to the lease agreement, the Company agreed to pay a monthly rent of $8,000 per month to Mr. Freidman. The Company is responsible for all costs of the property, including, but not limited to, renovations, repairs and maintenance, insurance and utilities. During the year ended December 31, 2019, the Company incurred $96,000 of rent expense, related to the property discussed above.

The following table summarizes the related party activity the Company for the year ended December 31, 2019:

Total
Due (to) from related party balance at December 31, 2018	$(1,283)
Working capital advances received	(30,305)
Accrued rent expenses – related party	(28,000)
Repayments made	53,992
Due to related party balance at December 31, 2019	$(5,596)

Convertible Note Payable – Related Party

On May 10, 2019, the Company entered a note agreement with a related party First Level Capital, LLC (the “Lender”), of which our Interim CEO is currently the president and director, pursuant to which the Company issued and sold a promissory note (“May 2019 Note II”) with a principal amount of $175,000. The Company received $175,000 in net proceeds. The May 2019 Note II bears an interest rate of 8% per year and matures on November 11, 2019 and the principal and interest are convertible at any time at a conversion price equal to 70% of the lowest closing bid price, as reported on the OTCQB or other principal trading market, during the seven trading days preceding the conversion date. During the year ended December 31, 2019, the Company repaid $27,136 of principal and the May 2019 Note II had an outstanding principal balance of $147,864 and accrued interest $9,014.

Management fees

For the years ended December 31, 2019, and 2018, the Company recorded expenses to its officers the following amounts:

	2019	2018
Mr. Friedman	$150,000	$150,000

Of the above amounts $120,000 is included each year in Administrative and management fees and $30,000 each year is included in cost of sales.

As of December 31, 2019, and 2018, the Company owed to its officers the following amounts, included in Due to related party on the Company’s consolidated balance sheet:

	2019	2018
Mr. Friedman	$5,596	$1,283

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

On January 23, 2020, Scott Benson resigned from his respective positions as Chief Executive Officer and sole Director for the Company. In addition, the 10,000,000 shares of common stock issuable to Mr. Benson pursuant to his employment agreement were forfeited upon his resignation. On January 23, 2020, the last action of the sitting Board of Directors (the “Board”) for the Company formally accepted the above resignation and appointed B. Michael Friedman as interim CEO and sole Director for the Company.

On January 23, 2020, the Company entered into an Employment Agreement (“Employment Agreement”) with B. Michael Friedman to serve as Chief Executive Officer and sole Board Director of the Company. Pursuant to the Agreement Mr. Friedman shall receive an annual base salary of $120,000 and was granted 10,000,000 shares of the Company’s common stock of which; (i) 5,000,000 shall vest on July 25, 2020 and; (ii) 5,000,000 shall vest on January 25, 2021. The Employment Agreement is terminable by Mr. Friedman or the Company at any time (for any reason or for no reason). In the event that Mr. Friedman’s employment is terminated within six months of commencing employment with the Company and such termination is not due to Mr. Friedman’s voluntary resignation (other than at the request of the Board or the majority shareholders of the Company), Mr. Friedman will be entitled to continued payment of his base salary for the remainder of such six-month period.

Share Exchange Agreement with Related Party

On March 9, 2020, the Company and Full Spectrum Bioscience, Inc., (“FSB”), a private corporation, and a related party incorporated in Colorado on December 11, 2018 (collectively as “Parties”), entered into a Share Exchange Agreement (the “Exchange Agreement”) to acquire 100% of controlling interest in FSB. On March 31, 2020, pursuant to the Exchange Agreement, the Company issued to 10,000,000 shares of its common stock to FSB in exchange for 1,500 shares of FSB common stock which constitutes all of FSB’s authorized and outstanding common stock held by a sole stockholder. At the time of the Exchange Agreement FSB was owned by the spouse of our Interim Chief Executive Officer.

Director Independence

Because the Company’s Common Stock is not currently listed on a national securities exchange, the Company has used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or
•	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Based on this review, the Company does not have independent directors pursuant to the requirements of the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to our company for the years ended December 31, 2019 and 2018 for professional services rendered by our independent registered public accounting firm M&K CPAs, LLC:

Fees	2019	2018
Audit Fees	$32,025	$30,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$32,025	$30,500

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the 2019 and 2018 fiscal years.

Audit-related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2019 and 2018, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2019 and 2018 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

Pre-Approval Policies and Procedures

Our entire board of directors, which acts as our audit committee, pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent registered public accounting firm and believe that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
		The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 through F-34.

	2.	Financial Statement Schedules
		All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).
		(b) The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit No.	Description of Exhibit
3.1	Certificate of Amendment of Certificate of Incorporation dated May 18, 2016. (Incorporated herein by reference to Exhibit 3.1 as filed on Form 8-K with the SEC on May 26, 2016).
3.2	Certificate of Amendment of Certificate of Incorporation dated April 23, 2014. (Incorporated herein by reference to Exhibit 3.1 as filed on Form 8-K with the SEC on May 22, 2014).
3.3	Certificate of Amendment of Certificate of Incorporation dated June 15, 2011. (Incorporated herein by reference to Exhibit 3.1 as filed on Form 8-K with the SEC on June 20, 2011).
3.4	Amended and Restated Preferences and Rights of Class B Preferred Stock dated June 26, 2015. (Incorporated herein by reference to Exhibit 3.1 as filed on Form 8-K with the SEC on July 1, 2015.
3.5*	Bylaws.
10.1	Note Agreement dated February 7, 2019 with L2 Capital, LLC. (Incorporated herein by reference to Exhibit 4.1 to the registrants quarterly report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on September 18, 2019).
10.2	Warrant Agreement dated February 7, 2019 with L2 Capital, LLC. (Incorporated herein by reference to Exhibit 4.2 to the registrants quarterly report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on September 18, 2019).
10.3	Note Agreement dated April 26, 2019 with Power Up Lending Group LTD. (Incorporated herein by reference to Exhibit 4.3 to the registrants quarterly report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on September 18, 2019).
10.4	Note Agreement dated May 10, 2019 with First Level Capital, LLC. (Incorporated herein by reference to Exhibit 4.4 to the registrants quarterly report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on September 18, 2019).
10.5	Note Agreement dated May 31, 2019 with Power Up Lending Group LTD. (Incorporated herein by reference to Exhibit 4.5 to the registrants quarterly report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on September 18, 2019).
10.6	Securities Purchase Agreement, dated February 7, 2019 with L2 Capital, LLC. (Incorporated herein by reference to Exhibit 10.1 to the registrants quarterly report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on September 18, 2019).
10.7	Securities Purchase Agreement, dated April 26, 2019 with Power Up Lending Group LTD. (Incorporated herein by reference to Exhibit 10.2 to the registrants quarterly report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on September 18, 2019).
10.8	Securities Purchase Agreement, dated May 31, 2019 with Power Up Lending Group LTD. (Incorporated herein by reference to Exhibit 10.3 to the registrants quarterly report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on September 18, 2019).
10.4	Equity Purchase Agreement by and between Agritek Holdings, Inc. and Oasis Capital, LLC, dated July 20, 2019 (Incorporated herein by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed with the SEC on August 5, 2019).
10.9	Registration Rights Agreement by and between Agritek Holdings, Inc. and Oasis Capital, LLC, dated July 20, 2019 (Incorporated herein by reference to Exhibit 10.2 to registrant’s current report on Form 8-K filed with the SEC on August 5, 2019).
10.10*	Promissory Note issued to Power Up Lending Group LTD. dated September 18, 2019.
10.11*	Promissory Note issued to Power Up Lending Group LTD. dated December 24, 2019.
10.12*	Settlement Agreement with Power Up Lending Group, LTD. dated March 18, 2020.
10.13*	Share Exchange Agreement with Full Spectrum Bioscience, Inc. dated March 9, 2020.
10.14*	Securities Purchase Agreement with Oasis Capital, LLC, dated May 5, 2020.
10.15*+	Employment Agreement with B. Michael Friedman dated January 23, 2020.
10.16*	Promissory Note issued to Oasis Capital, LLC dated May 5, 2020.
10.17*	Warrant issued to Oasis Capital, LLC dated June 1, 2020.
10.18*	Assignment Agreement with Oasis Capital, LLC dated March 19, 2020.
10.19*	Securities Purchase Agreement with power Up Lending Group LTD. dated December 24, 2019.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of principal executive, financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32.1*	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Agritek Holdings, Inc.

Dated: March 2, 2021	By:	/s/ B. Michael Friedman
B. Michael Friedman Interim Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ B. Michael Friedman	Interim Chief Executive Officer and Director (principal executive officer and principal accounting and financial officer)	March 2, 2021
B. Michael Friedman

AGRITEK HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Agritek Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Agritek Holdings, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and consolidated cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX

March 2, 2021

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash	$131,864	77,016
Accounts receivable	—	1,990
Marketable Securities	—	8,703
Other receivable - related party	94,750	—
Prepaid expenses and other assets	4,000	28,000

Total Current Assets	230,614	115,709

OTHER ASSETS:
Notes receivable	—	170,000
Land	129,554	129,554
Property and equipment, net	141,258	153,079
Right-of-use asset, net	239,302	—
Other assets	825	825

Total Assets	$741,553	$569,167

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$262,732	$260,852
Accrued expenses and other liabilities	1,927,306	932,216
Due to related party	5,596	1,283
Deferred rent	24,916	24,916
Lease liability	162,506	—
Convertible notes payable, net	1,613,385	717,715
Convertible notes payable - related party	147,864	—
Derivative liabilities	1,420,681	1,561,232
Non-convertible notes payable	21,500	21,500

Total Current Liabilities	5,586,486	3,519,714

LONG-TERM LIABILITIES:
Lease payable - long-term	76,796	—

Total Liabilities	5,663,282	3,519,714

Commitments and contingencies (Note 9)

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.01 par value; 1,000,000 authorized;
Series B Preferred stock: $0.01 par value; 1,000,000 shares authorized; 1,000 issued and outstanding at December 31, 2019 and 2018	10	10
Common stock: $0.0001 par value, 1,499,000,000 shares authorized; 21,889,418 and 5,628,475 issued and outstanding at December 31, 2019 and 2018, respectively	2,189	563
Common stock issuable: 10,423,084 and 302,251 commons stock issuable at December 31, 2019 and 2018, respectively	1,042	30
Additional paid-in capital	30,111,273	24,047,027
Accumulated comprehensive gain (loss)	—	(7,822)
Accumulated deficit	(35,036,243)	(26,990,355)

Total Stockholders' Deficit	(4,921,729)	(2,950,547)

Total Liabilities and Stockholders' Deficit	$741,553	$569,167

See accompanying notes to the consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2019	2018
REVENUES, NET	$—	$3,339

COST OF REVENUE	—	61,168

Gross loss	—	(57,829)

OPERATING EXPENSES:
Professional fees	415,206	383,664
Compensation expense	5,123,623	208,365
General and administrative expenses	288,918	705,025

Total Operating Expenses	5,827,747	1,297,054

LOSS FROM OPERATIONS	(5,827,747)	(1,354,883)

OTHER INCOME (EXPENSE):
Interest expense	(2,824,298)	(2,724,307)
Derivative income	1,187,653	2,880,913
Loss on debt extinguishment	(72,871)	(58,759)
Realized loss on marketable securities	(7,822)	—
Impairment loss	(535,803)	(131,000)
Other income (expense)	35,000	(24,242)

Total Other Expense	(2,218,141)	(57,395)

NET LOSS	$(8,045,888)	$(1,412,278)

COMPREHENSIVE LOSS:
Net loss	$(8,045,888)	$(1,412,278)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	—	(33,159)

Comprehensive loss	$(8,045,888)	$(1,445,437)

NET LOSS PER COMMON SHARE:
Continuing operations - basic	$(0.57)	$(0.34)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,187,890	4,124,863

See accompanying notes to the consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2019 and 2018

	Series B
	Preferred Stock		Common Stock		Common Stock Issuable		Additional		Accumulated other	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	comprehensive gain	Stockholders' (Deficit)
Balance at December 31, 2017	1,000	$10	3,618,402	$362	262,872	$26	$19,389,888	$(25,578,077)	$25,337	$(6,162,454)

Common stock issued upon conversion of convertible debt and accrued interest	—	—	1,676,665	168	—	—	1,006,092	—	—	1,006,260

Reclassification of derivative liability upon note conversions	—	—	—	—	—	—	3,105,639	—	—	3,105,639

Common stock to be issued pursuant to Stock Purchase Agreements	—	—	—	—	55,028	6	424,995	—	—	425,001

Common stock issued upon cashless warrant exercises	—	—	284,259	28	—	—	(28)	—	—	—

Common stock issued for services	—	—	33,500	3	—	—	120,447	—	—	120,450

Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(33,159)	(33,159)

Common stock issued for stock payable	—	—	15,649	2	(15,649)	(2)	—	—	—	—

Net loss	—	—	—	—	—	—	—	(1,412,278)	—	(1,412,278)

Balance at December 31, 2018	1,000	$10	5,628,475	$563	302,251	$30	$24,047,027	$(26,990,355)	$(7,822)	$(2,950,547)

Common stock issued for services	—	—	13,000,000	1,300	10,100,000	1,010	5,078,856	—	—	5,081,166

Fair value of common stock issued upon conversion of convertible debt and accrued interest	—	—	3,260,943	326	—	—	398,393	—	—	398,719

Loss on debt settlement	—	—	—	—	—	—	72,871	—	—	72,871

Common stock to be issued pursuant to Stock Purchase Agreements	—	—	—	—	20,833	2	14,998	—	—	15,000

Reclassification of derivative liability upon note conversions	—	—	—	—	—	—	499,128	—	—	499,128

Realized loss on marketable securities upon impairment	—	—	—	—	—	—	—	—	7,822	7,822

Net loss	—	—	—	—	—	—	—	(8,045,888)	—	(8,045,888)

Balance at December 31, 2019	1,000	$10	21,889,418	$2,189	10,423,084	$1,042	$30,111,273	$(35,036,243)	$—	$(4,921,729)

See accompanying notes to the consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2019	2018
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(8,045,888)	$(1,412,278)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	46,336	38,104
Stock-based compensation	5,081,166	120,450
Amortization of debt issuance cost	111,998	109,186
Amortization of debt discount	1,334,121	2,407,751
Derivative liability (income) expense	(1,187,653)	(2,880,811)
Non-cash default interest on convertible notes	1,163,135	—
Realized loss on marketable securities	7,822	—
Loss on debt extinguishment	72,871	58,759
Loss (gain) on legal settlement	(35,000)	24,242
Impairment loss	535,803	115,000
Change in operating assets and liabilities:
Prepaid expenses and other assets	(311,110)	41,510
Accounts payable and other liabilities	(125,569)	124,023
Other receivable	(96,033)	(6,432)

NET CASH USED IN OPERATING ACTIVITIES	(1,448,001)	(1,260,492)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and furniture	(34,515)	(34,323)
Purchase of notes receivable	(20,000)	(75,000)

NET CASH USED IN INVESTING ACTIVITIES	(54,515)	(109,323)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from convertible debt, net of fees and OID	1,394,500	925,000
Repayment of convertible debt	—	(178,058)
Repayment of non-convertible note payable	—	(30,000)
Proceeds from sale of common stock	15,000	425,000
Proceeds from convertible debt - related party	175,000	—
Repayment of convertible debt - related party	(27,136)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,557,364	1,141,942

NET INCREASE (DECREASE) IN CASH	54,848	(227,873)

CASH, beginning of the period	77,016	304,889

CASH, end of the period	$131,864	$77,016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$6,811
Income taxes	$—	$—

Non-cash investing and financing activities:
Stock issued for stock payable	$—	$2
Common stock issued on conversion of convertible debt and interest	$398,719	$1,006,260
Increase in derivative liabilities	$1,546,230	$2,130,851
Initial right-of-use asset and liability	$310,259	$—
Reduction in right-of-use asset and liability	$70,957	$—
Unrealized (loss) gain on marketable securities	$—	$(33,159)
Issuance of common stock for cashless warrant exercise	$—	$28
Reclassification of derivative liability to equity upon debt conversion	$499,128	$3,105,639

See accompanying notes to the consolidated financial statements.

AGRITEK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

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

On March 3, 2019, the Company filed an amendment to its Certificate of Incorporation, with the Delaware Secretary of State, to increase its authorized common stock from 1,250,000,000 shares to 1,499,000,000 shares (see Note 13). The Company’s 1,500,000,000 authorized shares consisted of 1,499,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.01 per share.

On March 26, 2019, the Company filed an amendment to its Certificate of Incorporation, with the Delaware Secretary of State, for 1-for-200 reverse stock split of our common stock (the “Reverse Stock Split”) effective March 26, 2019. The number of shares of common stock subject to outstanding options, warrants and convertible securities were also reduced by a factor of two-hundred and no fractional shares were issued. All historical share in this report have been adjusted to reflect the Reverse Stock Split (see Note 13). There were no changes to the authorized number of shares and the par value of our common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net earnings, financial position or cash flows.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include the consolidated accounts of Agritek Holdings and its’ inactive wholly owned subsidiaries, AVHI and PPI (a Florida corporation, was originally formed on July 1, 2013 (f/k/a The American Hemp Trading Company). All intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had net loss of $8,045,888 and $1,412,278 for the years ended December 31, 2019 and 2018, respectively. The net cash used in operations were $1,448,001 and $1,260,492 for the years ended December 31, 2019 and 2018, respectively. Additionally, the Company had an accumulated deficit of $35,036,243 and $26,990,355 at December 31, 2019 and December 31, 2018, respectively, had a working capital deficit of $5,355,872 at December 31, 2019, had no revenues from operations in 2019 and 2018 and we defaulted on our debt. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. The Company will seek to raise capital through additional debt and/or equity financings to fund its operations in the future.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the years ended December 31, 2019 and 2018 include the useful life of property and equipment, valuation of right-of-use (“ROU”) assets and operating lease liabilities, impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions and the valuation of derivative liabilities.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2019. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

	At December 31, 2019			At December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$1,420,681	—	—	$1,561,232

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at December 31, 2018	$1,561,232
Initial valuation of derivative liabilities included in debt discount	1,546,230
Initial valuation of derivative liabilities included in derivative income (expense)	1,880,621
Reclassification of derivative liabilities to gain (loss) on debt extinguishment	(499,128)
Change in fair value included in derivative income (expense)	(3,068,274)
Balance at December 31, 2019	$1,420,681

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At December 31, 2019 and 2018, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of December 31, 2019 and 2018. The Company has not experienced any losses in such accounts through December 31, 2019.

Property and Equipment

Property are stated at cost and are depreciated, except for land, using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are depreciated over the shorter of the useful life or lease term including scheduled renewal terms. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company reviews land, property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable (see Note 8).

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

Basic and Diluted Loss Per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of December 31, 2019 and 2018 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	December 31,
	2019	2018
Stock warrants	6,998,367	249,479
Convertible debt	122,548,848	5,292,896
Series B preferred stock	10,141,626	—
	139,688,841	5,542,375

Accounts Receivable

The Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of December 31, 2019 and 2018, based on the above criteria, the Company has an allowance for doubtful accounts of $43,408.

Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management analysis or inventory levels and future sales forecasts. As of December 31, 2019 and 2018, the Company had no inventory in stock.

Marketable Securities

The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred (see Note 3).

Deferred rent

The Company calculates the total cost of the lease for the entire lease period and divides that amount by the number of months of the lease. The result is the average monthly expense and is charged to rent expense with the offset to deferred rent, irrespective of the actual amount paid. The amounts paid are charged to the deferred rent account. As of December 31, 2019, and 2018, the Company has a balance of $24,916 in deferred rent which is included in the consolidated balance sheet.

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

Advertising

The Company records advertising costs as incurred. For the years ended December 31, 2019, and 2018, advertising expense was $4,619 and $60,842 (including $46,900 related party expense), respectively.

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

NOTE 3 – MARKETABLE SECURITIES

The Company owns marketable securities (common stock) as of December 31, 2019, and 2018, as outlined below:

	December 31,
	2019	2018
Beginning balance	$8,703	$41,862
Unrealized loss marked to fair value	—	(33,159)
Impairment of marketable securities	(8,703)	—
Ending balance	$—	$8,703

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

During the year ended December 31, 2019, management determined that the marketable securities were impaired and recorded $7,822 of realized loss on marketable securities reflected in the accompanying statements of operations. As of December 31, 2019, the were no outstanding marketable securities.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following at December 31, 2019, and 2018:

	December 31,
	2019	2018
Vendor deposits	$4,000	$28,000
Total prepaid expenses	$4,000	$28,000

During 2019, the Company impaired $25,000 of prepaid expenses, reflected in the statements of operations.

NOTE 5 – CULTIVATION

On August 7, 2019, The Company entered into a Farm Service Agreement (“Agreement”) with a service provider to for cultivation of land and hemp plants for a fee of $127,500 for 17 acres of land. Pursuant to the Agreement the cultivation shall include; (i) basic farm services; (ii) registration and reporting; (iii) inspection and testing and; (iv) plowing, planting, weed and pest control, irrigation and cultivation. During the year ended December 31, 2019, the Company had paid $112,100 to the service provider which was recorded as an asset under Cultivation in the accompanying condensed consolidated balance sheet. During the year ended December 31, 2019, all the crops were damaged due to unfavorable weather which resulted in the impairment of the Cultivation assets and the Company recorded $112,100 of impairment loss for the same reflected in the accompanying statements of operations. As of December 31, 2019, there were no outstanding Cultivation asset.

NOTE 6 – NOTE RECEIVABLE

On April 5, 2017, the Company executed a five-year operational and exclusive licensing agreement with a third party who leases a 15,000-sq. ft. approved cultivation facility located in San Juan, Puerto Rico. The Company will be the exclusive funding source, and supervise all infrastructure buildout, equipment lease/finance, security systems and personnel and provide access of seasoned Colorado and California cultivation crews to ensure the facility meets all standard operating procedures as set forth by the Department of Health of Puerto Rico. Under the agreement, the Company is to receive $12,000 a month in consulting fees, licensing fees on all vaporizer and edible sales, equipment and lighting rental and financing fees along with equity interest in the property. As of December 31, 2019, and 2018, the Company had funded $20,000 and $170,000, respectively, for property renovations which was recorded as Note Receivable in the accompanying consolidated balance sheet. During the year ended December 31, 2019, the Company determined that the total amount of the Note Receivable was more likely than not to be uncollectible and therefore impaired. During the year ended December 31, 2019, the Company recorded $190,000 of impairment loss related to the note receivable. As of December 31, 2019, there were no outstanding note receivable.

NOTE 7 – OTHER DEPOSIT

On August 28,2019, the Company entered into an Exclusivity Agreement with an entity in which the Company will receive a period of exclusivity in return for payment of an Exclusivity Fee of $50,000 of which $25,000 was paid as deposit during the year ended December 31, 2019. During the year ended December 31, 2019, the Exclusivity Agreement did not materialize and was cancelled by both parties. The Company determined that the deposit uncollectible and was impaired. The Company recorded $25,000 of impairment loss in connection with this deposit during the year ended December 31, 2019.

On April 30, 2019, the Company along with 1919 Clinic, LLC (“1919”) signed an option to purchase the building 1919 is currently operating in located in San Juan, Puerto Rico, from the owner for $1,000,000. In May 2019, a non-refundable deposit of $175,000 was paid in consideration for the option to purchase the building (see Note 12). The Company was unable to fund the building purchase within the allotted period under the option that expired during the year ended December 31, 2019, resulting in the impairment of the deposit. During the year ended December 31, 2019, the Company recorded $175,000 of impairment loss for the same and as of December 31, 2019, the deposit for the option to purchase had no outstanding balance.

As of December 31, 2019, there were no other deposit outstanding.

NOTE 8 – LAND, PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, and except for land, depreciation is provided by use of a straight-line method over the estimated useful lives of the assets. The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. In February 2017, the Company entered into a land purchase contract to acquire approximately 80 acres including water and mineral rights. The total cost of the land was $129,554. The Company paid $41,554 at closing and issued a note payable for $88,000. The Company is on the deed of trust of the property with a remaining note balance of $21,500 due the seller for both periods of December 31, 2019 and 2018 (see Note 11). The estimated useful lives of property and equipment are as follows:

Furniture and equipment	5 years
Manufacturing equipment	7 years

The Company's land, property and equipment consisted of the following at December 31, 2019 and 2018:

	December 31,
	2019	2018
Land	$129,554	$129,554
Balance	$129,554	$129,554

Property and equipment	$249,523	$215,006
Less: accumulated depreciation	(108,265)	(61,928)
Balance	$141,258	$153,078

Depreciation expense of $46,336 and $38,104 was recorded for the years ended December 31, 2019, and 2018, respectively.

NOTE 9 – OPERATING LEASE RIGHT-OF-USE (“ROU”) AND OPERATING LEASE LIABILITIES

On October 5, 2017, the Company entered in to a lease agreement with Mr. Friedman who served as an officer of the Company and currently a consultant. The Company leased a fifteen-acre “420 Style” resort and estate property near Quebec City, Canada. Pursuant to the lease agreement, the Company will pay a monthly rent of $8,000 per month to Mr. Freidman. The Company is responsible for all costs of the property, including, but not limited to, renovations, repairs and maintenance, insurance and utilities. During the year ended December 31, 2019, the Company incurred $96,000 of rent expense (see Note 12 and Note 15).

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

For the year ended December 31, 2019, lease costs amounted to $96,000 which included base lease costs, all of which were expensed during the period and included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability was a discount rate of 9% which was based on the Company’s estimated incremental borrowing rate.

Right-of-use asset (“ROU”) is summarized below:

December 31, 2019
Operating lease	$310,259
Less accumulated reduction	(70,957)
Balance of ROU asset as of December 31, 2019	$239,302

Operating lease liability related to the ROU asset is summarized below:

December 31, 2019
Operating lease	$310,259
Total lease liabilities	310,259
Reduction of lease liability	(70,957)
Total	239,302
Less: short term portion as of December 31, 2019	(162,506)
Long term portion as of December 31, 2019	$76,796

Future base lease payments under the non-cancelable operating lease at December 31, 2019 are as follows:

Amount
Year ending - 2020	96,000
Year ending - 2021	96,000
Ten months ended October 31, 2022	80,000
Total minimum non-cancelable operating lease payments	272,000
Less: discount to fair value	(32,698)
Total lease liability at December 31, 2019	$239,302

NOTE 10 – CONVERTIBLE NOTES PAYABLE

At December 31, 2019 and 2018, the convertible debt consisted of the following:

	December 31,
	2019	2018
Principal balance	$2,221,713	$935,008
Less: unamortized debt issue cost	(31,060)	—
Less: unamortized debt discount	(429,404)	(217,293)
Ending Principal Balance, net	$1,761,249	$717,715

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

During the year ended December 31, 2019, the lender converted $308,701 of the outstanding principal into 1,499,736 shares of the Company’s common stock. As of December 31, 2019, the RPN had $116,310 of outstanding principal, $131,595 of accrued interest and $492,199 of default penalty.

May 2018 Note

On May 8, 2018, the Company entered into a securities purchase agreement (the “SPA”) with a lender, pursuant to which the Company issued and sold a promissory note in the aggregate principal amount of up to $565,555 (“May 2018 Note”) to be funded in several tranches, subject to the terms, conditions and limitations set forth in the May 2018 Note. The May 2018 Note accrues interest at a rate of 9% per year (which shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the May 2018 Note)). The aggregate principal amount of up to $565,555 consists of OID of up to $55,555 and $10,000 legal fees, with net proceeds of up to $500,000 which will be funded in tranches. The maturity date of each tranche funded shall be six months from the effective date of each tranche. The lender has the right at any time to convert all or any part of the funded portion of the May 2018 Note into shares of the Company’s common stock at a conversion price equal to 58% of the lowest VWAP during the twenty-five trading day period ending on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date (subject to adjustment as provided in the May 2018 Note), at the Lender’s sole discretion. In 2018, the Company received $450,000 of net proceeds, net of $49,496 of OID and $15,000 of legal fees. As of December 31, 2018, the May 2018 Note had $514,496 outstanding principal and $14,576 of accrued interest. On January 11, 2019, the Company received the final tranche, with the Company receiving net proceeds of $50,000, net of $5,556 OID. As of December 31, 2019, the May 2018 Note had $570,055 outstanding principal, $117,730 of accrued interest and $455,426 of default penalty.

In connection with the funding of the May 2018 Note in 2018, the Company issued 34,843 warrants, with exercise price between $0.72 and $3.63, to the lender to purchase shares of the Company’s common stock pursuant to the terms therein (“May 2018 Warrant”) as a commitment fee and additional 2,852,805 warrants were issued pursuant to anti-dilution provision under the May 2018 Warrant. As of December 31, 2019, there were 2,887,647 outstanding warrants under the May 2018 Warrant (see Note 13).

February 2019 Note

On February 7, 2019, the Company entered into a securities purchase agreement (the “SPA”) with a lender, pursuant to which the Company issued and sold a promissory note in the aggregate principal amount of up to $565,555 (“February 2019 Note”) to be funded in several tranches, subject to the terms, conditions and limitations set forth in the February 2019 Note. The February 2019 Note accrues interest at a rate of 9% per year (which shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the February 2019 Note)). The aggregate principal amount of up to $565,555 consists of OID of up to $55,555 and $10,000 legal fees, with net proceeds of up to $500,000 which will be funded in tranches. The maturity date of each tranche funded shall be six months from the effective date of each tranche. The lender has the right at any time to convert all or any part of the funded portion of the February 2019 Note into shares of the Company’s common stock at a conversion price equal to 58% of the lowest VWAP during the twenty-five trading day period ending on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date (subject to adjustment as provided in the February 2019 Note), at the Lender’s sole discretion. The Company received the; (i) first tranche on February 8, 2019 with the Company receiving net proceeds of $50,000, net of $15,556 OID and legal fees; (ii) the second tranche on February 14, 2019 with the Company receiving net proceeds of $50,000, net of $5,555 OID; (iii) the third tranche on March 5, 2019 with the Company receiving net proceeds of $50,000, net of $5,555 OID; (iv) the fourth tranche on March 30, 2019 with the Company receiving net proceeds of $15,000, net of $1,667 OID; (v) the fifth tranche on April 4, 2019 with the Company receiving net proceeds of $75,000, net of $8,333 OID; (vi) the sixth tranche on May 7, 2019 with the Company receiving net proceeds of $150,000, net of $16,667 OID; (vii) the seventh tranche on June 27, 2019 with the Company receiving net proceeds of $50,000, net of $5,556 OID and; (viii) the eighth tranche on September 14, 2019 with the Company receiving net proceeds of $25,000, net of $2,778 OID. As of December 31, 2019, the Company received an aggregate net proceeds of $465,000, net of $61,667 OID and legal fees which total to a principal amount of $526,667.

During the year ended December 31, 2019, the lender converted $33,018 of the outstanding principal into 989,448 shares of the Company’s common stock. As of December 31, 2019, the February 2019 Note had $493,649 of principal, $31,789 of accrued interest and $215,511 of default penalty.

The Company issued 1,219,858 warrants, with exercise price between from $0.22 of $0.99, to the lender to purchase shares of the Company’s common stock pursuant to the terms therein (“February 2019 Warrant”) as a commitment fee and additional 541,811 warrants were pursuant to anti-dilution provision under the February 2019 Warrant. As of December 31, 2019, there were 1,761,669 outstanding warrants under the February 2019 Warrant (see Note 13).

April 2019 Note

On April 26, 2019, the Company entered a note agreement with a lender, pursuant to which the Company issued and sold a promissory note (“April 2019 Note”) with a principal amount of $128,500. The Company received $125,000 in net proceeds, net of $3,500 legal fees. The April 2019 Note bears an interest rate of 12% per year (interest rate shall be increased to 22% per year upon the occurrence of an Event of Default (as defined in the April 2019 Note)), shall mature on April 26, 2020 and the principal and interest are convertible at any time at a conversion price equal to 63% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the twenty trading days preceding the conversion date. The lender may not convert the April 2019 Note to the extent that such conversion would result in beneficial ownership by a lender and its affiliates of more than 4.99% of the Company’s issued and outstanding common stock. During the first 60 to 180 days following the date of the April 2019 Note, the Company has the right to prepay the principal and accrued but unpaid interest due under the April 2019 Note, together with any other amounts that the Company may owe the lender under the terms of the April 2019 Note, at a premium ranging from 115% to 135% as defined in April 2019 Note. After this initial 180-day period, the Company does not have a right to prepay the April 2019 Note. During the year ended December 31, 2019, the lender converted $57,000 of the principal into 771,758 shares of common stock. As of December 31, 2019, the April 2019 Note had $71,500 of outstanding principal and $10,519 of accrued interest.

May 2019 Note

On May 31, 2019, the Company entered a note agreement with a lender, pursuant to which the Company issued and sold a promissory note (“May 2019 Note I”) with a principal amount of $128,500. The Company received $125,000 in net proceeds, net of $3,500 legal fees. The May 2019 Note I bears an interest rate of 12% per year (interest rate shall be increased to 22% per year upon the occurrence of an Event of Default (as defined in the May 2019 Note I)), shall mature on May 31, 2020 and the principal and interest are convertible at any time at a conversion price equal to 63% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the twenty trading days preceding the conversion date. The lender may not convert the May 2019 Note I to the extent that such conversion would result in beneficial ownership by a lender and its affiliates of more than 4.99% of the Company’s issued and outstanding common stock. During the first 60 to 180 days following the date of the May 2019 Note I, the Company has the right to prepay the principal and accrued but unpaid interest due under the May 2019 Note I, together with any other amounts that the Company may owe the lender under the terms of the May 2019 Note I, at a premium ranging from 115% to 135% as defined in May 2019 Note I. After this initial 180-day period, the Company does not have a right to prepay the May 2019 Note I. As of December 31, 2019, the May 2019 Note I had $128,500 of outstanding principal and $9,041 of accrued interest.

September 2019 Note

On September 18, 2019, the Company entered a note agreement with a lender, pursuant to which the Company issued and sold a promissory note (“September 2019 Note”) with a principal amount of $677,000 to be funded in several tranches, subject to the terms, conditions and limitations set forth in the September 2019 Note and five-year warrants (the “September 2019 Warrants”) to purchase shares of the Company’s common stock at an exercise price equal to 110% of the VWAP of the common stock on the trading day immediately prior to the funding date of the respective tranche, (subject to adjustments under certain conditions as defined in the September 2019 Warrants). The September 2019 Note bears an interest rate of 9% per year (interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the September 2019 Note)), shall mature on March 17, 2020 and the principal and interest are convertible at any time at a conversion price equal to 58% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the twenty-five trading days preceding the conversion date. The lender may not convert the September 2019 Note to the extent that such conversion would result in beneficial ownership by a lender and its affiliates of more than 4.99% of the Company’s issued and outstanding common stock. The Company received the first tranche $500,000 in net proceeds, net of $65,833 OID ang legal fees and issued 2,123,415 warrants. As of December 31, 2019, the September 2019 Note had $565,833 of outstanding principal and $14,510 of accrued interest. Subsequent to December 31, 2019, the lender funded additional tranches of the September 2019 Note with the Company receiving an aggregate of net proceeds of $85,000, net of $9,672 OID and issued 5,953,297 warrants (see Note 16).

 December 2019 Note

On December 24, 2019, the Company entered a note agreement with a lender, pursuant to which the Company issued and sold a promissory note (“December 2019 Note”) with a principal amount of $128,500. The Company received $125,000 in net proceeds, net of $3,500 legal fees. The December 2019 Note bears an interest rate of 12% per year (interest rate shall be increased to 22% per year upon the occurrence of an Event of Default (as defined in the December 2019 Note)), shall mature on December 24, 2020 and the principal and interest are convertible at any time at a conversion price equal to 63% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the twenty trading days preceding the conversion date. The lender may not convert the December 2019 Note to the extent that such conversion would result in beneficial ownership by a lender and its affiliates of more than 4.99% of the Company’s issued and outstanding common stock. During the first 60 to 180 days following the date of the December 2019 Note, the Company has the right to prepay the principal and accrued but unpaid interest due under the December 2019 Note, together with any other amounts that the Company may owe the lender under the terms of the December 2019 Note, at a premium ranging from 115% to 135% as defined in December 2019 Note. After this initial 180-day period, the Company does not have a right to prepay the December 2019 Note. As of December 31, 2019, the December 2019 Note had $128,500 of outstanding principal and $295 of accrued interest.

During the years ended December 31, 2019, the lenders converted an aggregate of $398,719 outstanding principal into 3,270,943 shares of common stock. During the years ended December 31, 2018, the lenders converted an aggregate of aggregate of $1,006,260 outstanding principal and interest into 1,676,665 shares of common stock (see Note 13).

During the years ended December 31, 2019 and 2018, the Company recorded a loss on debt extinguishment of $72,871 and $58,759 on the redemption of convertible notes, respectively.

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

In connection with the issuance of the February 2019, April 2019, May 2019, September 2019 and December 2019 Notes and related Warrants, during the year ended December 31, 2019, initial measurement date, the fair values of the embedded conversion option derivative and warrant derivative of $3,426,851 was recorded as derivative liabilities and was allocated as a debt discount of the February 2019, April 2019, May 2019 September 2019 and December 2019 Note of $1,546,230 (see Note 2).

In connection with the issuance of the St George and May 2018 Notes and related Warrants, during the year ended December 31, 2018, initial measurement date, the fair values of the embedded conversion option derivative and warrant derivative of $2,880,913.

For the year ended December 31, 2019 and 2018, amortization of debt discounts related to the Notes and Warrants amounted to $1,334,121 and $2,407,751, respectively, which has been included in interest expense on the accompanying consolidated statements of operations.

During the year ended December 31, 2019, the fair value of the derivative liabilities was estimated using the Binomial valuation model with the following assumptions:

Dividend rate	— %
Term (in years)	0.01 to 5.00 years
Volatility	162.9% to 205.5%
Risk-free interest rate	1.51% to 2.42%

Balance at December 31, 2017	$5,416,831
Initial valuation of derivative liabilities included in debt discount	2,636,763
Reclassification of derivative liabilities to gain (loss) on debt extinguishment	(3,105,639)
Change in fair value included in derivative income (expense)	(3,386,723)
Balance at December 31, 2018	$1,561,232
Initial valuation of derivative liabilities included in debt discount	1,546,230
Initial valuation of derivative liabilities included in derivative income (expense)	1,880,621
Reclassification of derivative liabilities to gain (loss) on debt extinguishment	(499,128)
Change in fair value included in derivative income (expense)	(3,068,274)
Balance at December 31, 2019	$1,420,681

NOTE 11 – NON-CONVERTIBLE NOTE PAYBLE

On March 18, 2014, in conjunction with the land purchase of 80 acres in Pueblo County, Colorado, the Company paid $36,000 cash and entered into a promissory note in the amount of $85,750. In November 2015, the Company was made aware that the land transaction regarding 80 acres in Pueblo County, Colorado, may not have been properly deeded to the Company. The company was a party to the land purchase, however, the second party to the land contract never filed the original quit claim deed on behalf of the Company, even though a copy of the notarized quit claim deed was sent to the Company. In February, 2017, the original owner of the 80 acres foreclosed on the property from the second party and the Company entered into a new land purchase contract (including water and mineral rights) directly with the landowner on February 7, 2017. The Company is on the deed of trust of the property and the note payable had outstanding balance as $21,500 for both periods of December 31, 2019 and 2018 (see Note 8).

NOTE 12 – RELATED PARTY TRANSACTIONS

Due (to) from Related Party

On October 5, 2017, the Company entered in to a lease agreement with Mr. Friedman who served as an officer of the Company and currently a consultant. The Company leased a fifteen-acre “420 Style” resort and estate property near Quebec City, Canada. Pursuant to the lease agreement, the Company will pay a monthly rent of $8,000 per month to Mr. Freidman. The Company is responsible for all costs of the property, including, but not limited to, renovations, repairs and maintenance, insurance and utilities (see Note 9). During the year ended December 31, 2019, the Company incurred $96,000 of rent expense, related to the property discussed above.

The following table summarizes the related party activity the Company for the year ended December 31, 2019:

Total
Due (to) from related party balance at December 31, 2018	$(1,283)
Working capital advances received	(30,305)
Accrued rent expenses – related party	(28,000)
Repayments made	53,992
Due (to) from related party balance at December 31, 2019	$(5,596)

Convertible Note Payable – Related Party

On May 10, 2019, the Company entered a note agreement with a related party (“Lender”), pursuant to which the Company issued and sold a promissory note (“May 2019 Note II”) with a principal amount of $175,000. The Company received $175,000 in net proceeds. The May 2019 Note II bears an interest rate of 8% per year and matures on November 11, 2019 and the principal and interest are convertible at any time at a conversion price equal to 70% of the lowest closing bid price, as reported on the OTCQB or other principal trading market, during the seven trading days preceding the conversion date. During the year ended December 31, 2019, the Company repaid $27,136 of principal and the May 2019 Note II had an outstanding principal balance of $147,864 and accrued interest $9,014. The May 2019 Note II is reflected as Convertible notes payable – related party in the accompanying consolidated balance sheet.

Other Receivable- Related Party

During the fiscal year ended December 31, 2019, the Company advanced funds totaling $94,750 to Full Spectrum Bioscience, Inc., (“FSB”), a private corporation, and a related party. Subsequently, the Company fully acquired this entity.

On March 9, 2020, the Company and Full Spectrum Bioscience, Inc., (“FSB”), a private corporation, and a related party incorporated in Colorado on December 11, 2018 (collectively as “Parties”), entered into a Share Exchange Agreement (the “Exchange Agreement”) to acquire 100% of controlling interest in FSB. On March 31, 2020, pursuant to the Exchange Agreement, the Company issued to 10,000,000 shares of its common stock to FSB in exchange for 1,500 shares of FSB common stock which constitutes all of FSB’s authorized and outstanding common stock held by a sole stockholder. At the time of the Exchange Agreement FSB was owned by the spouse of our Interim Chief Executive Officer.

NOTE 13 – STOCKHOLDERS’ DEFICIT

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

The rights, preferences and restrictions of the Series B Preferred Stock (“Series B”), as amended, state;

•	each share of the Class B Convertible Preferred Stock shall automatically convert into shares of the Company’s common stock when there are sufficient authorized and unissued shares of common stock to allow for the conversion. The Series B will convert in its entirety, equal one-half the total outstanding shares of common stock of the day immediately prior to the conversion date, on a fully diluted basis. The converted shares will be issued pro rata so that each Series B holder will receive the appropriate number of shares of common stock equal to their percentage ownership of their Series B;

•	all of the outstanding shares of the Series B, in their entirety, will have voting rights equal to the number of shares of common stock outstanding on a fully diluted basis immediately prior to any vote. The shares eligible to vote will be calculated pro rata so that each Series B holder will have voting power equal to their respective Series B ownership percentage. The Series B holders shall have the rights to vote on all matters presented or submitted to the Company’s stockholders for approval in pari passu with holders of the Company’s common stock, and not as a separate class.

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

The Series B has the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future. The holders of Series B have the right to vote for each share of Series B held of record on all matters submitted to a vote of common stockholders, including the election of directors, except to the extent that voting as a separate class or series is required by law. There is no right to cumulative voting in the election of directors. As of December 31, 2019 and 2018, there were 1,000 shares of Series B issued and outstanding.

Common Stock

Common Stock Issued and/or Issuable for Services

•	During the year ended December 31, 2019, the Company issued 13,000,000 shares of its common stock to several consultants and an officer, for services rendered with per share fair value between $0.29 and $0.68. In addition, the Company granted 10,000,000 shares of common stock to and officer with per share grant date fair value of $0.19 which has not yet been issued as of December 31, 2019. These shares of common stock had an aggregate grant fair value of $6,427,000 which shall be expensed over the vesting period. During the year ended December 31, 2019, the Company recorded $5,081,166 of stock-based compensation expense related to these shares.
•	During the year ended December 31, 2018, the Company issued 33,500 shares of its common stock to a consultant with per share grant date fair value of $3.60 or $120,450.

Common Stock Issued and/or Issuable for Cash

•	During the year ended December 31, 2019, the Company sold 20,833 shares of its common stock to an investor for cash proceed of $15,000 or $0.72 per share. These shares of common stock remain issuable as of December 31, 2019.
•	During the year ended December 31, 2018, the Company sold 55,028 shares of its common stock to an investor for cash proceeds of $425,001 or $7.7 average price per share. As of December 31, 2019, 39,379 shares of common stock remain issuable.

Common Stock Issued for Debt Conversion

•	During the year ended December 31, 2019, the Company issued an aggregate of 3,270,943 shares of its common stock upon conversion of $398,719 of outstanding principal. The Company recorded $72,871 of loss on debt extinguishment related to the note conversions (see Note 10).
•	During the year ended December 31, 2018, the Company issued an aggregate of 1,676,665 shares of its common stock upon conversion of $1,006,260 of outstanding principal and accrued interest. The Company recorded $58,759 of loss on debt extinguishment related to the note conversions.

Common Stock Issued for Cashless Exercise of Warrants

•	During the year ended December 31, 2019, the Company there were no warrants exercised.
•	During the year ended December 31, 2018, the Company issued 284,259 shares of its common stock upon the cashless exercise of 26,044 warrants.

Warrants

St. George 2016 Warrants

On October 31, 2016, the Company granted (Warrant #1) to St. George the right to purchase at any time on or after November 10, 2016 (the “Issue Date”) until the date which is the last calendar day of the month in which the fifth anniversary of the Issue Date occurs (the “Expiration Date”), a number of fully paid and non-assessable shares (the “Warrant Shares”) of Company’s common stock, equal to $57,500 divided by the Market Price (defined below) as of the Issue Date, as such number may be adjusted from time to time pursuant to the terms and conditions of Warrant #1 to Purchase Shares of Common Stock. The Market Price is equal to the lowest intra-day trade price in the twenty (20) Trading Days immediately preceding the applicable date of exercise, multiplied by sixty percent (60%). The exercise price is the lower of $10.00 and is subject to price adjustments pursuant to the agreement and includes a cashless exercise provision. The Company also issued Warrant #’s 2-9, with each warrant only effective upon St. George funding of the secured notes they issued to the Company. Warrant #’s 2-9 give St. George the right to purchase Warrant Shares equal to $27,500 divided by the Market Price on the funded date. On December 14, 2016, the Company received a payment of $50,000, and accordingly, Warrant #2 became effective. During the year ended December 31, 2017, the Company received the funding on the remaining notes and Warrant #’s 3-9 became effective. During the year ended December 31, 2018, the company issued 284,259 shares of common stock to St. George pursuant to Notices of Exercise of 26,044 Warrants received. The shares were issued based upon the cashless exercise provision of the warrant. As of December 31, 2019, there were 214,636 outstanding warrants under the St. George 2016 Warrants.

May 2018 Warrants

The Company issued to a lender, an aggregate of 34,843 warrants to purchase shares of the Company’s common stock (“May 2018 Warrant”) as a commitment fee. Pursuant to the May 2018 Warrant these warrants are exercisable at a price between $0.72 and $3.63 within five-years from the date of issuance. During year ended December 31, 2019, additional 2,852,804 warrants were issued pursuant to anti-dilution provision as defined in the May 2018 Warrant. As of December 31, 2019, there were 2,887,647 outstanding warrants under the May 2018 Warrant (see Note 10).

February 2019 Warrants

The Company issued to a lender, an aggregate of 1,219,858 warrants to purchase shares of the Company’s common stock (“February 2019 Warrant”) as a commitment fee. Pursuant to the February 2019 Warrant these warrants are exercisable at a price between $0.22 of $0.99 within five-years from the date of issuance. During year ended December 31, 2019, additional 541,811 warrants were issued pursuant to anti-dilution provision as defined in the February 2019 Warrant. As of December 31, 2019, there were 1,761,669 outstanding warrants under the September 2019 Warrant (see Note 10).

September 2019 Warrants

The Company issued to a lender, 2,134,415 warrants to purchase shares of the Company’s common stock (“September 2019 Warrant”) as a commitment fee. Pursuant to the September 2019 Warrant these warrants are exercisable at $0.26 within five-years from the date of issuance. As of December 31, 2019, there were 2,134,415 outstanding warrants under the September 2019 Warrant (see Note 10).

During the year ended December 31, 2019 and 2018, the Company issued nil and 284,259 shares of common stock in connection with the cashless exercise of nil and 26,044 warrants, respectively.

The following table summarizes the activity related to warrants of the Company for the year ended December 31, 2019:

	Number of Warrants	Weighted- Average Exercise Price per share	Weighted- Average Remaining Life (Years)
Outstanding and exercisable December 31, 2018	249,479	$1.28	3.3
Issued in connection with financing	3,354,273	$0.15	4.1
Issued in connection with anti-dilution adjustment	3,394,616	$0.17	3.6
Expired/Forfeited	—	—	—
Exercised	—	—	—
Outstanding and exercisable December 31, 2019	6,998,368	$0.29	4.0
Exercisable at December 31, 2019	6,998,368	$0.29	4.0

NOTE 14 – INCOME TAX

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

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes.  The components of these differences are as follows at December 31, 2019, and 2018:

	2019	2018
Net tax loss carry-forwards	$12,218,349	$9,584,964
Statutory rate	21%	21%
Expected tax recovery	2,565,853	2,012,842
Change in valuation allowance	(2,565,853)	(2,012,842)
Income tax provision	$—	$—

Components of deferred tax asset:
Non capital tax loss carryforwards	$2,565,853	$2,012,842
Less: valuation allowance	(2,565,853)	(2,012,842)
Net deferred tax asset	$—	$—

No provision for federal income taxes has been recorded due to the available net operating loss carry forwards of approximately $12,218,349 will expire in various years through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

NOTE 15 – COMMITMENTS AN CONTINGENCIES

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

In January 2017, the Company signed a five-year lease, beginning February 1, 2017, for approximately 6,000 square feet of office space, comprised of two floors, in San Juan, Puerto Rico. Pursuant to the lease, the Company will pay $3,000 per month for the third floor of the building for the first year of the lease. The rent will increase 3% per year on February beginning in 2018 and an additional 3% per year on each successive February 1, during the term of the lease. The landlord agreed that the month of February 2017, the rent was $1,500. The rent for second floor of the building will be $2,000 per month during the term of the lease and the Company does not have any rent payments for the first three months of the lease (February 2017 through April 2017). Through September 30, 2017, the Company calculated the total amount of the rent for the term lease and recorded straight line rent expense of $45,417 and had made payments of $20,516. As of December 31, 2019, the Company has a balance of $24,916 in deferred rent which is included in the consolidated balance sheet. The leases for the second and third floor were cancelled in September 2017 as a result of Hurricane Irma. The Company sub-leased the office space to an affiliated party and as a result, only pays $79 of the $1,500 monthly rent. During the year ended December 31, 2019, the Company incurred $700 of rent expense from this office space.

On October 5, 2017, the Company entered in to a lease agreement with Mr. Friedman who serves as an officer of the Company. The Company leased a fifteen-acre “420 Style” resort and estate property near Quebec City, Canada. Pursuant to the lease agreement, the Company will pay a monthly rent of $8,000 per month to Mr. Freidman. The Company is responsible for all costs of the property, including, but not limited to, renovations, repairs and maintenance, insurance and utilities. During the year ended December 31 2019, the Company incurred $96,000 (see Note 9 and Note 12).

Agreements

 On December 12, 2018, the Company entered into an Employment and Board of Directors Agreement (the “Employment Agreement”) with Mr. Mundie, pursuant to which Mr. Mundie will serve as Interim Chief Executive Officer for an initial six- month term. Mr. Mundie’s employment is terminable by him or the Company at any time (for any reason or for no reason) with a ninety-day notice from either party to the other. Pursuant to the Employment Agreement, Mr. Mundie will receive a base salary of $90,000 per annum. In the event that Mr. Mundie’s employment is terminated within three months of commencing employment with the Company and such termination is not due to Mr. Mundie’s voluntary resignation (other than at the request of the Board or the majority shareholders of the Company), Mr. Mundie will be entitled to continued payment of his base salary for the remainder of the Agreement. In addition to the base salary, the Company will grant to Employee seventy- five thousand (75,000) shares of the Company’s common stock in Employee’s name to be held in escrow for the benefit of Employee (the “Company Common Stock”). The Company shall release twenty-five thousand (25,000) shares of Company’s Common Stock, and such shares shall then immediately vest on the six-month anniversary of the Agreement (e.g., June 12, 2019) and the Company shall release the remaining fifty thousand (50,000) shares of the Company’s common stock, and such shares shall then immediately vest in favor of the Employee, if Mr. Mundie is the Interim CEO or CEO of the Company on December 15, 2019. During the year ended December 31, 2019, the Company paid $67,000 of Mr. Mundie’s base salary. On June 7, 2019, the Company issued 2,000,000 shares of common stock to Mr. Mundie to settled the shares due from his employment agreement. The Company charged the $1,359,800 fair value, valued at the closing share price on the date of grant, of the common shares to stock-based compensation during the year ended December 31, 2019. On September 19, 2019, Mr. Mundie resigned as the Company’s CEO.

On September 19, 2019, the Company entered into an Employment Agreement (“Agreement”) with Mr. Benson to serve as Chief Executive Officer and sole Board Director of the Company. Pursuant to the Agreement Mr. Benson shall receive an annual base salary of $120,000 and was granted 10,000,000 shares of the Company’s common stock of which; (i) 5,000,000 shall vest on March 19, 2020 and; (ii) 5,000,000 shall vest on September 15, 2020. In addition, he is also intitled to commission and bonus plan pursuant to the Agreement. Mr. Benson’s employment is terminable by him or the Company at any time (for any reason or for no reason). In the event that Mr. Benson’s employment is terminated within six months of commencing employment with the Company and such termination is not due to Mr. Benson’s voluntary resignation (other than at the request of the Board or the majority shareholders of the Company), Mr. Benson will be entitled to continued payment of his base salary for the remainder of such six-month period. On January 23, 2020, Scott Benson resigned from his respective positions as Chief Executive Officer and sole Director for the Company. In addition, the 10,000,000 shares of common stock issuable pursuant to his employment agreement were forfeited upon Mr. Benson’s resignation (see Note 16).

Legal

On March 2, 2015, the Company, the Company’s CEO and the Company’s CFO at the time were named in a civil complaint filed by Erick Rodriguez in the District Court in Clark County, Nevada (the “DCCC”). The complaint alleges that Mr. Rodriguez never received 250,000 shares of Series B preferred stock that were initially approved by the Board of Directors in 2012, subject to the completion of a merger of a company controlled by Mr. Rodriguez. Since the merger was never completed, the shares were never certificated to Mr. Rodriguez. On March 21, 2017, the DCC agreed to Set Aside the Entry of Default against the Defendants. Mr. Rodriguez resigned in June 2013.  On April 12, 2018, an Arbitrator issued a final award to Rodriguez in the amount of $399,291. The Company and the Company’s counsel believe the Arbitrator denied a number of detailed objections to the award, which cited clear mistakes as to Nevada law and to the facts. The Company recorded a loss on legal matter, included in other expenses for the year ended December 31, 2017. On May 3, 2018, the Arbitrator issued an amended final award of $631,537, inclusive of interest and legal fees. In December 2018, the plaintiff and defendants entered into a Settlement Agreement and Release whereby both parties agreed on $400,000 settlement of which $35,000 was to be paid by Barry Hollander and $365,000 was to be paid by the Company. As of December 31, 2019, the Company had satisfied all its obligation under the settlement agreement and was released from any further liability with regarding this matter.

On May 6, 2016, the Company, B. Michael Freidman and Barry Hollander (former CFO) were named as defendants in a Summons/Complaint filed by Justin Braune (the “Plaintiff”) in Palm Beach County Civil Court, Florida (the “PBCCC”). The complaint alleges that Mr. Braune was entitled to shares of common stock of the Company. On December 5, 2016, the PBCCC set aside a court default that had been previously issued. The defendants have answered the complaint, including the defenses that Mr. Braune advised the Company’s transfer agent and the Company in his letter of resignation dated November 4, 2015, clearly stating that he has relinquished all shares of common stock. The Company has filed a counterclaim suit against the Plaintiff, as well as sanctions against the Plaintiff and their counsel. On or about February 20, 2020, the PBCCC filed a motion to dismiss the case for lack of prosecution.  Since this time, and to date the Plaintiff has taken no further action regarding this claim as known by the Company and defendants have received no further correspondence.

NOTE 16 – SUBSEQUENT EVENTS

Resignation and Appointment of New Chief Executive Officer and Board Member

On January 23, 2020, Scott Benson resigned from his respective positions as Chief Executive Officer and sole Director for the Company. In addition, the 10,000,000 shares of common stock issuable to Mr. Benson pursuant to his employment agreement were forfeited upon his resignation (see Note 15).

On January 23, 2020, the last action of the sitting Board of Directors (the “Board”) for the Company formally accepted the above resignation and appointed B. Michael Friedman as interim CEO and sole Director for the Company. There were no disputes or disagreements between the Mr. Benson and the Company.

On January 23, 2020, the Company entered into an Employment Agreement (“Employment Agreement”) with B. Michael Friedman to serve as Chief Executive Officer and sole Board Director of the Company. Pursuant to the Agreement Mr. Friedman shall receive an annual base salary of $120,000 and was granted 10,000,000 shares of the Company’s common stock of which; (i) 5,000,000 shall vest on July 25, 2020 and; (ii) 5,000,000 shall vest on January 25, 2021. The Employment Agreement is terminable by Mr. Friedman or the Company at any time (for any reason or for no reason). In the event that Mr. Friedman’s employment is terminated within six months of commencing employment with the Company and such termination is not due to Mr. Friedman’s voluntary resignation (other than at the request of the Board or the majority shareholders of the Company), Mr. Friedman will be entitled to continued payment of his base salary for the remainder of such six-month period.

Share Exchange Agreement with Full Spectrum Biosciences, Inc.

On March 9, 2020, the Company and Full Spectrum Bioscience, Inc., (“FSB”), a private corporation, and a related party incorporated in Colorado on December 11, 2018 (collectively as “Parties”), entered into a Share Exchange Agreement (the “Exchange Agreement”) to acquire 100% of controlling interest in FSB. On March 31, 2020, pursuant to the Exchange Agreement, the Company issued to 10,000,000 shares of its common stock to FSB in exchange for 1,500 shares of FSB common stock which constitutes all of FSB’s authorized and outstanding common stock held by a sole stockholder. At the time of the Exchange Agreement FSB was owned by the spouse of our Interim Chief Executive Officer.

The transaction under the Exchange Agreement between the Company and FSB, which are under common control, resulted in a change in the reporting entity in accordance with the Transactions Between Entities Under Common guidance under ASC 805-50-05-5. Accordingly, the Exchange Agreement was be accounted for as a reorganization of entities under common control, in a manner similar to a pooling of interest, using historical costs. As a result of the reorganization, the net assets and liabilities of FSB were transferred to the Company, and the accompanying unaudited condensed consolidated financial statements have been prepared as if the current corporate structure had been in place at the beginning of periods presented in which the common control existed. Consequently, the 10,0000,000 shares of the Company’s common stock issued in exchange for 100% controlling interest in FSB was be recorded at par value.

Convertible Note Payable

Subsequent to December 31, 2019, the lender funded additional tranches of the September 2019 Note (see Note 10), with the Company receiving an aggregate net proceeds of $85,000, net of $9,672 OID and issued 5,953,297 warrants under the September 2019 Warrants.

On May 5, 2020, the Company entered into a securities purchase agreement (the “SPA”) with a lender, pursuant to which the Company issued and sold a promissory note in the aggregate principal amount of up to $565,556 (“May 2020 Note”) to be funded in several tranches, subject to the terms, conditions and limitations set forth in the May 2020 Note and five-year warrants (the “May 2020 Warrants”) to purchase up to 10,282,828 shares of the Company’s common stock at an exercise price equal to 110% of the VWAP of the common stock on the trading day immediately prior to the funding date of the respective tranche, (subject to adjustments under certain conditions as defined in the May 2020 Warrants). The May 2020 Note accrues interest at a rate of 9% per year (which shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the May 2020 Note)). The aggregate principal amount of up to $565,555 consists of OID of up to $55,556 and $10,000 legal fees, with net proceeds of up to $500,000 which will be funded in tranches. The maturity date of each tranche funded shall be six months from the effective date of each tranche. The lender has the right at any time to convert all or any part of the funded portion of the May 2020 Note into shares of the Company’s common stock at a conversion price equal to 58% of the lowest trading price during the twenty-five trading day period ending on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date (subject to adjustment as provided in the May 2020 Note), at the Lender’s sole discretion. The Company received the; (i) first tranche on May 5, 2020 with the Company receiving net proceeds of $26,667, net of $16,667 OID and legal fees and issued 477,213 warrants; (ii) second tranche on June 1, 2020, with the Company receiving net proceeds of $40,000, net of $4,445 OID and issued 1,171,132 warrants; (iii) third tranche on June 25, 2020, with the Company receiving net proceeds of $5,000, net of $556 OID and issued 114,784 warrants; (iv) fourth tranche on July 6, 2020, with the Company receiving net proceeds of $25,000, net of $2,778 OID and issued 786,683 warrants; (v) fifth tranche on July 24, 2020, with the Company receiving net proceeds of $25,000, net of $2,778 OID and issued 598,401 warrants; and (vi) sixth tranche on August 5, 2020, with the Company receiving net proceeds of $10,000, net of $1,111 OID and issued 286,148 warrants.

Power up default interest, legal settlement and note assignment

On March 11, 2020, Power Up Lending Group, LTD. commenced an action against the Company and B. Michael Friedman in the Supreme Court of the State of New York, County of Nassau under Index No. 603834/2020. On March 18, 2020, the Company settled the claim from PowerUp Lending Group, Ltd (“Lender”) in the aggregate amount of $599,233.74. The settlement provided that $300,000 of this amount was to be assigned to a third-party lender and the remaining balance of $299,233.74 is to be paid in installments; (i) $100,000 to be paid on or before March 19, 2020 and; (ii) five equal monthly installments of $33,333.33 to be paid on or before the 19th day of each successive months thereafter commencing April through August 2020 and the last installment of the same amount to be paid on or before September 19, 2020. All payments under the settlement agreement have been made.

Subsequent to December 31, 2019:

•	The Company issued 2,000,000 shares of common stock to a consultant in exchange for legal services pursuant to a consulting agreement with fair value of $32,000 or $0.016 per share.

•	The Company issued and aggregate of 20,000,000 shares of common stock to an executive and a related party as stock-based compensation with fair value of $320,000 or $0.016 per share.

•	An executive returned 7,000,000 shares of common stock to the Company, at par value and was cancelled upon return.

•	The lenders converted an aggregate of $295,570 of outstanding principal of convertible notes into 24,091,885 shares of common stock.

•	The Company issued an aggregate of 2,883,686 shares of common to a lender stock upon cashless exercise of 2,931,819 stock warrants under the May 2018 Warrants.

